Form 10-Q
period 1996-06-30
GENZYME TRANSGENICS CORP
filed 1996-08-14
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
- ---  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

- ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of
     THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                         Commission file number 0-21794
                                                -------

                         GENZYME TRANSGENICS CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Massachusetts                                        04-3186494
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

Five Mountain Road, Framingham, Massachusetts                  01701
- --------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (508) 872-8400
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X .                   No     .
             ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at August 7, 1996
           -----                      -----------------------------
Common Stock, $0.01 par value                   16,574,768

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                        PAGE #
                                                                        ------




PART I.   FINANCIAL INFORMATION

     ITEM 1 - Unaudited Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of
     June 30, 1996 and December 31, 1995................................   3

     Condensed Consolidated Statements of Operations for
     the Six Months Ended June 30, 1996 and July 2, 1995................   4

     Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended June 30, 1996
     and July 2, 1995...................................................   5

     Notes to Unaudited Condensed Consolidated
     Financial Statements...............................................   6

     ITEM 2
     Management's Discussion and Analysis of
     Financial Condition and Results of Operations.......................  8


PART II.  OTHER INFORMATION

     ITEM 4
     Submission of Matters to a Vote of Security Holders................. 12

     ITEM 6
     Exhibits and Reports on Form 8-K.................................... 12


SIGNATURES............................................................... 14

Exhibit Index............................................................ 15

                          PART I: FINANCIAL INFORMATION
ITEM 1.  Unaudited Condensed Consolidated Financial Statements.
         ------------------------------------------------------

                         GENZYME TRANSGENICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                              JUNE 30,         DECEMBER 31,
                                                                                1996               1995
                                                                              --------         ------------
                             ASSETS
Current assets:
   Cash and cash equivalents                                               $     780            $   4,400
   Restricted cash                                                               475                1,425
   Accounts receivable, net                                                    6,624                4,035
   Unbilled contract revenue                                                   6,274                5,895
   Other current assets                                                        1,153                  809
                                                                           ---------            ---------
       Total current assets                                                   15,306               16,564
Net property, plant and equipment                                             18,044               17,776
Costs in excess of net assets acquired, net                                   21,418               21,856
Investment in Joint Venture                                                      505                  639
Other assets                                                                   1,245                1,207
                                                                           ---------            ---------
                                                                           $  56,518            $  58,042
                                                                           =========            =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                        $   1,319            $   3,229
   Accounts payable - Genzyme Corporation                                      1,973                1,140
   Revolving line of credit                                                    6,000                6,000
   Revolving line of credit - Genzyme Corporation                              1,419                    -
   Accrued expenses                                                            6,840                6,962
   Advance payments                                                            5,232                4,690
   Current portion of long-term debt                                           2,290                1,554
                                                                           ---------            ---------
       Total current liabilities                                              25,073               23,575
   Long-term debt, net of current portion                                      4,549                5,725
   Deferred lease obligation                                                     455                  402
   Other liabilities                                                             823                1,052
                                                                           ---------            ---------
       Total liabilities                                                      30,900               30,754
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares, none
      outstanding;                                                                 -                    -
   Common stock, $.01 par value; 24,000,000 shares
      authorized; 13,572,618 and 13,151,113 shares issued and
      outstanding at June 30, 1996 and December 31, 1995, respectively           136                  132
   Capital in excess of par value                                             39,816               37,351
   Accumulated deficit                                                      (14,324)             (10,185)
   Accumulated translation adjustments                                          (10)                 (10)
                                                                           ---------            ---------
       Total stockholders' equity                                             25,618               27,288
                                                                           ---------            ---------
                                                                           $  56,518            $  58,042
                                                                           =========            =========

   The accompanying notes are an integral part of these financial statements.


                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                          Three months ended                  Six months ended
                                                          ------------------                  ----------------
                                                      June 30,           July 2,          June 30,          July 2,
                                                        1996              1995              1996             1995
                                                      --------           -------          -------           -------
Revenues
     Services                                          $ 9,381           $ 6,166          $18,176           $11,174
     Research and development                            1,990             1,210            3,548             2,326
                                                       -------           -------          -------           -------
                                                        11,371             7,376           21,724            13,500
Costs and operating expenses:
     Services                                            8,156             5,584           15,777            10,539
     Research and development                            2,112             1,527            4,099             3,106
     Selling, general and administrative                 2,834             1,916            5,417             3,987
     Equity in loss of Joint Venture                        94               191              134               354
                                                       -------           -------          -------           -------
                                                        13,196             9,218           25,427            17,986
                                                       -------           -------          -------           -------

Loss from continuing operations:                        (1,825)           (1,842)          (3,703)           (4,486)
     Other income (expense)
         Interest income                                     3                21               11                31
         Interest expense                                 (363)             (238)            (673)             (496)
         Other income                                        -                 -              318               356
                                                       -------           -------          -------           -------

Loss from continuing operations before
     income taxes                                       (2,185)           (2,059)          (4,047)           (4,595)

Provision for income taxes                                   -                 -              318               356
                                                       -------           -------          -------           -------

Loss from continuing operations                        $(2,185)          $(2,059)         $(4,139)          $(4,629)

Discontinued operations
     Income from discontinued clinical
     operations (less applicable
     income taxes of $(32) and $126)                         -               388                -               643
                                                       -------           -------          -------           -------

Net loss                                               $(2,185)          $(1,671)         $(4,139)          $(3,986)
                                                       =======           =======          =======           -------

Net loss per common share                              $ (0.16)          $ (0.15)         $ (0.31)          $ (0.38)
                                                       =======           =======          =======           =======

Number of common shares outstanding
     for purposes of computing net
     loss per share                                     13,318            10,797           13,245            10,496
                                                       =======           =======          =======           =======



   The accompanying notes are an integral part of these financial statements.


                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               SIX MONTHS ENDED
                                                               ----------------
                                                             JUNE 30,    JULY 2,
                                                               1996      1995
                                                             --------   -------
Cash flows for operating activities:
   Net loss                                                  $(4,139)   $(3,986)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                           1,799      1,698
       Adjustment to Goodwill                                   (143)         -
       Deferred tax provision                                      -        182
       Equity in loss of Joint Venture                           134        354
   Changes in assets and liabilities, net of effects
     from purchase of subsidiaries:
       Accounts receivable and unbilled contract revenue      (2,968)      (983)
       Inventory and other current assets                       (344)      (218)
       Decrease in net assets held for sale                        -        781
       Accounts payable                                       (1,910)    (1,640)
       Accounts payable - Genzyme Corporation                    833        654
       Accrued income taxes                                        -       (519)
       Other accrued expenses                                    144     (1,358)
       Advance payments                                          542        460
                                                             -------    -------
       Net cash used by investing activities                  (6,052)    (4,575)
Cash flows for investing activities:
   Purchase of property, plant and equipment                  (1,457)    (2,594)
   Purchases of short-term investments                             -          -
   Proceeds from sales and maturities of
     short-term investments                                        -      1,443
   Cash paid for acquisition of TSI Corporation                    -       (314)
   Restricted cash                                               950          -
   Other assets                                                  (67)      (140)
                                                             -------    -------
       Net cash used in investing activities                    (574)    (1,605)
Cash flows from financing activities:
   Net proceeds from the issuance of common stock                530      4,348
   Proceeds from long-term debt                                  669      1,128
   Repayment of long-term debt                                (1,109)      (409)
   Net borrowings under revolving line of credit                   -      1,324
   Investment and advances by Genzyme Corporation              3,092      1,857
   Deposits on capital leases                                      -       (229)
   Other long-term liabilities                                  (176)      (157)
                                                             -------    -------
       Net cash provided by financing activities               3,006      7,862
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents          (3,620)     1,682
Effect of exchange rates on cash                                   -          8
Cash and cash equivalents at beginning of the period           4,400        816
                                                             -------    -------
Cash and cash equivalents at end of period                   $   780    $ 2,506
                                                             =======    =======


   The accompanying notes are an integral part of these financial statements.

                GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

1. Basis of Presentation:
   ----------------------

     These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

     Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period.

     In the third quarter of 1995, the Company disposed of its clinical units and, accordingly, the results of operations for the clinical units are reflected, net of tax, as discontinued operations for the second quarter of 1995.

     The financial statements for the three months ended June 30, 1996 and July 2, 1995 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2. Accounting Policies:
   --------------------

     The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3. Convertible Debt and Development Funding Agreement:
   ---------------------------------------------------

     On March 28, 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Agreement") with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million and to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the Agreement, GTC granted Genzyme co-marketing rights to AT-III in all territories other than Asia, subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries an interest rate of 7% and is convertible into the Company's common stock (at the average closing price for the 20-day period ending two days before any conversion), at GTC's option to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding.

     As of June 30, 1996, $6,908,000 million was available and $1,419,000 was outstanding under the revolving line of credit, excluding an aggregate of $1,673,000 of debt previously converted, on March 31 and June 30, 1996, into 26,244 and 193,321 shares of the Company's common stock at a price of $5.7156 and $7.8781 per share, respectively. For purposes of determining availability under the line of credit, principal amounts converted into Common Stock are deemed outstanding. The Company has agreed to repay the amount currently outstanding under the Agreement from the proceeds of the public offering described in the following note.


4. Subsequent Event
   ----------------

     On August 5, 1996, the Company issued 3,000,000 shares of common stock at $4.00 per share in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933. The Company received gross proceeds of $11,454,000 in the offering, a portion of which will be used to repay the outstanding indebtedness to Genzyme under the Agreement. Genzyme purchased 900,000 shares in the offering, after which Genzyme owns 45.3% of the Company's outstanding common stock.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-months ended June 30, 1996 and July 2, 1995

Total revenues for the three-month period ending June 30, 1996 were $11,371,000, compared with $7,376,000 in the comparable period of 1995, an increase of $3,995,000 or 54.2%. Service revenues increased to $9,381,000 in the second quarter of 1996 from $6,166,000 in the second quarter of 1995, an increase of $3,215,000 or 52.1%. Of the increase, $765,000 represents service revenue derived from the operations of BioDevelopment Laboratories, Inc. ("BDL"), which was acquired in July 1995. Exclusive of the BDL acquisition, service revenues increased $2,450,000 or 39.7%. Research and development revenue increased to $1,990,000 in the second quarter of 1996 from $1,210,000 in the second quarter of 1995, an increase of $780,000 or 64.5%, due primarily to an increase in activity and revenues related to the funding received from Genzyme Corporation in the development of the lead compound, transgenic antithrombin III ("AT-III").

Cost of services for the second quarter of 1996 were $8,156,000 compared with $5,584,000 in the comparable period of 1995, an increase of $2,572,000 or 46.1%. Of the increase, $783,000 represents cost of services derived from the operations of BDL. Exclusive of the BDL acquisition, cost of services increased $1,789,000 or 32%. Research and development expenses increased to $2,112,000 in the second quarter of 1996 from $1,527,000 in the second quarter of 1995, an increase of $585,000 or 38.3%. The increase was due to increased activity in the Company's research programs.

Gross margin for the second quarter of 1996 amounted to $1,103,000 versus $265,000 in the second quarter of 1995. Gross margin on services for the second quarter of 1996 was $1,225,000 or 13.1% versus $582,000 or 9.4% in the second quarter of 1995. The improvement in services gross margin was primarily due to the increase in testing services revenues.

Selling, general and administrative ("SG&A") expenses increased to $2,834,000 in the second quarter of 1996 from $1,916,000 in the second quarter of 1995, an increase of $918,000 or 47.9%. Of the increase, $131,000 represents SG&A expenses of BDL including $107,000 of goodwill amortization related to the BDL acquisition. Exclusive of BDL, SG&A expense increased by $787,000 or 41.1% due to continued increased marketing efforts of the Company.

Interest income decreased to $3,000 in the second quarter of 1996, from $21,000 in the second quarter of 1995, due to a reduction in funds available for investment. Interest expense increased to $363,000 in the second quarter of 1996 from $238,000 in the second quarter of 1995. Of the 1996 expense total, $174,000 represents interest expense incurred under a line of credit with a commercial bank and other financial obligations relating to the testing operations and $47,000 represents interest expense incurred under the Convertible Debt and Development Funding Agreement.

The Company recognized $94,000 of Joint Venture losses during the second quarter of 1996 compared to $191,000 in the comparable period of 1995. The decrease was due to reduced funding from the Joint Venture.

The Company realized no income from its discontinued clinical operations in the second quarter of 1996 compared to $388,000 in the second quarter of 1995. The 1995 income represents the results of operations (net of tax) for the first quarter of 1995 for G.D.R.U. Limited ("GDRU") and Health and Sciences Research Incorporated ("HSRI"). These operations were acquired by the Company as part of the TSI acquisition in October 1994. GDRU was sold effective September 1, 1995 and the HSRI operation was shut down in August 1995.

Six-months ended June 30, 1996 and July 2, 1995

Total revenues for the six-month period ending June 30, 1996 were $21,724,000, compared with $13,500,000 in the comparable period of 1995, an increase of $8,224,000 or 60.9%. Service revenues increased to $18,176,000 during the first six months of 1996 from $11,174,000 in the comparable period of 1995, an increase of $7,002,000 or 62.7%. Of the increase, $1,764,000 represents service revenue derived from the operations of BioDevelopment Laboratories, Inc. ("BDL"), which was acquired in July 1995. Exclusive of the BDL acquisition, service revenues increased $5,238,000 or 46.9%. Research and development revenue increased to $3,548,000 during the first six months of 1996 from $2,326,000 in the comparable period of 1995, an increase of $1,222,000 or 52.5%, due primarily to an increase in activity and revenues related to the funding received from Genzyme Corporation in the development of the Company's lead compound, transgenic antithrombin III ("AT-III").

Cost of services during the first six months of 1996 were $15,777,000 compared with $10,539,000 in the comparable period of 1995, an increase of $5,238,000 or 49.7%. Of the increase, $1,511,000 represents cost of services derived from the operations of BDL. Exclusive of the BDL acquisition, cost of services increased $3,727,000 or 35.4%. Research and development expenses increased to $4,099,000 during the first six months of 1996 from $3,106,000 in the comparable period of 1995, an increase of $993,000 or 32%. The increase was due to increased activity in the research programs.

Gross margin during the first six months of 1996 amounted to $1,848,000 versus a loss of $145,000 in the comparable period of 1995. Gross margin on services during the first six months of 1996 was $2,399,000 or 13.2% versus $635,000 or 5.7% in the comparable period of 1995. The improvement in services gross margin was primarily due to the increase in testing services revenues.

Selling, general and administrative ("SG&A") expenses increased to $5,417,000 during the first six months of 1996 from $3,987,000 in the comparable period of 1995, an increase of $1,430,000 or 35.9%. Of the increase, $270,000 represents SG&A expenses of BDL, including $212,000 of goodwill amortization related to the BDL acquisition. Exclusive of BDL, SG&A expense increased by $1,160,000 or 29.1% due to continued increased marketing efforts of the Company.

Interest income decreased to $11,000 during the first six months of 1996, from $31,000 in the comparable period of 1995, due to a reduction in funds available for investment. Interest expense increased to $673,000 during the first six months of 1996 from $496,000 in the comparable period of 1995. Of the 1996 total, $353,000 represents interest expense incurred under a line of credit with a commercial bank and other financial obligations relating to the testing operations and $48,000 represents interest expense incurred under the Convertible Debt and Development Funding Agreement.

The Company recognized $134,000 of Joint Venture losses during the first six months of 1996 compared to $354,000 in the comparable period of 1995. The decrease was due to reduced funding from the Joint Venture.

The Company realized no income from its discontinued clinical operations in the first six months of 1996 compared to $643,000 in the comparable period of 1995. The 1995 income represents the results of operations (net of tax) for the first quarter of 1995 for G.D.R.U. Limited ("GDRU") and Health and Sciences Research Incorporated ("HSRI"). These operations were acquired by the Company as part of the TSI acquisition in October 1994. GDRU was sold effective September 1, 1995 and the HSRI operation was shut down in August 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $780,000 at June 30, 1996. During the first six months of 1996, the Company had a $3.6 million net decrease in cash; $6.0 million of cash was used in operations (due primarily to the net loss of $4.1 million and an increase in net assets of $3.7 million offset by $1.8 million of non-cash charges), $1.5 million was invested in the transgenic production facility and other capital equipment and $1.1 million was used to pay down long-term debt. Sources of funds during the period included $3.1 million in advances under the Convertible Debt and Development Funding Agreement with Genzyme (see Note 3), $950,000 in proceeds from the sale of GDRU which were released from escrow, $669,000 in proceeds from long-term debt and $530,000 in proceeds from the issuance of common stock.

The Company had a working capital deficit of $9.8 million at June 30, 1996 compared to a deficit of $7.0 million at December 31, 1995. The Company expects to continue to operate with negative working capital for the foreseeable future. As of June 30, 1996, the Company had no funds available under its operating line of credit, $6,900,000 available under the Convertible Debt and Development Agreement (see Note 3), and $331,000 available under a capital lease line.

On August 5, 1996, the Company completed an underwritten public offering of 3 million shares of the Company's common stock (the "Public Offering") with gross proceeds of $11.4 million to the Company. A portion of such proceeds will be used to repay the approximately $1.4 million outstanding under the Convertible Debt and Development Agreement, which Genzyme and the Company have agreed to continue for possible future borrowing by the Company.

Under the Company's 1996 operating plan, existing cash balances, along with funds available under the bank line, the Convertible Debt and Development Agreement with Genzyme and the proceeds from the Public Offering are expected to be sufficient to fund the Company through 1997.

The Company's cash requirements may vary materially from those now planned, depending upon the results of TSI's existing business, the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances, regulatory requirements and other factors. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to GTC, if at all. If additional financing cannot be obtained on acceptable terms, GTC could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  JUNE 30, 1996

                           PART II. OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

At the Annual Meeting of Stockholders held on May 15, 1996, the Company's stockholders voted as follows:

(a) To reelect Messrs. Henry E. Blair, Francis J. Bullock and Alan W. Tuck to the Board of Directors for a three-year term.

                        Total Vote for       Total Vote Withheld
                        Each Nominee         From Each Nominee
                        ------------         -----------------

Henry E. Blair           12,455,025               33,557
Francis J. Bullock       12,456,084               32,497
Alan W. Tuck             12,455,424               33,158

The terms in office of Henri A. Termeer, Robert W. Baldridge, James A. Geraghty and Alan E. Smith continued after the meeting.

(b) To amend the Company's 1993 Equity Incentive Plan to increase the number of shares of Common Stock covered by such plan by 725,000 shares.

        Total Vote for the Proposal          8,825,752
        Total Vote Against the Proposal        199,741
        Abstentions                             61,166
        Broker Non-votes                     3,401,922

ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)  Exhibits.

     10.1 1993 Equity Incentive Plan, as amended through May 15, 1996. Filed herewith.

     10.2 First Amendment to Convertible Debt and Development Funding Agreement, dated as of May 3, 1996. Filed as Exhibit 10.31.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-05843) and incorporated herein by reference.

     27   Financial Data Schedule. Filed herewith.

(b)  Reports on Form 8-K.

     None.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  JUNE 30, 1996

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date:  August 9, 1996                 GENZYME TRANSGENICS CORPORATION

                                        BY: /s/ John B. Green
                                            ----------------------------
                                                John B. Green
                                                Duly Authorized Officer,
                                                Vice President and
                                                Chief Financial Officer

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  JUNE 30, 1996

                                  EXHIBIT INDEX
                                  -------------


Exhibits.

10.1 1993 Equity Incentive Plan, as amended through May 15, 1996. Filed herewith.

10.2 First Amendment to Convertible Debt and Development Funding Agreement, dated as of May 3, 1996. Filed as Exhibit 10.31.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-05843) and incorporated herein by reference.

27   Financial Data Schedule. Filed herewith.