Form 10-Q
period 1996-09-29
GENZYME TRANSGENICS CORP
filed 1996-11-12
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
--- SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
--- THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     -----------  ----------

                         Commission file number 0-21794
                                                -------

                         GENZYME TRANSGENICS CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                   04-3186494
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


Five Mountain Road, Framingham, Massachusetts                  01701
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (508) 872-8400
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X .                   No    .
               ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at October 28, 1996
                  -----                     -------------------------------
Common Stock, $0.01 par value                        17,073,157

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                        PAGE #
                                                                        ------

PART 1.     FINANCIAL INFORMATION

  ITEM 1 - Unaudited Condensed Consolidated Financial Statements

  Condensed Consolidated Balance Sheets as of
  September 29, 1996 and December 31, 1995...............................  3

  Condensed Consolidated Statements of Operations for
  the Nine Months Ended September 29, 1996 and October 1, 1995...........  4

  Condensed Consolidated Statements of Cash Flows for
  the Nine Months Ended September 29, 1996
  and October 1, 1995....................................................  5

  Notes to Unaudited Condensed Consolidated
  Financial Statements...................................................  6

  ITEM 2
  Management's Discussion and Analysis of
  Financial Condition and Results of Operations..........................  8


PART II.    OTHER INFORMATION

  ITEM 6
  Exhibits and Reports on Form 8-K....................................... 12

SIGNATURES............................................................... 13

Exhibit Index............................................................ 14

                          PART I: FINANCIAL INFORMATION
          ITEM 1 Unaudited Condensed Consolidated Financial Statements
          ------------------------------------------------------------

                         GENZYME TRANSGENICS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                            SEPTEMBER 29,     DECEMBER 31,
                                                                               1996              1995
                                                                            -------------     ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                 $  3,484          $  4,400
   Restricted cash                                                                475             1,425
   Accounts receivable, net                                                     8,442             4,035
   Unbilled contract revenue                                                    7,536             5,895
   Other current assets                                                         1,334               809
                                                                             --------          --------
       Total current assets                                                    21,271            16,564
Net property, plant and equipment                                              18,523            17,776
Costs in excess of net assets acquired, net                                    21,219            21,856
Investment in Joint Venture                                                       455               639
Other assets                                                                    1,222             1,207
                                                                             --------          --------
                                                                             $ 62,690          $ 58,042
                                                                             --------          --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $  2,154          $  3,229
   Accounts payable - Genzyme Corporation                                       2,819             1,140
   Revolving line of credit                                                         -             6,000
   Accrued expenses                                                             6,499             6,962
   Advance payments                                                             5,683             4,690
   Current portion of long-term debt                                            2,765             1,554
                                                                             --------          --------
       Total current liabilities                                               19,920            23,575
   Long-term debt, net of current portion                                       4,288             5,725
   Deferred lease obligation                                                      481               402
   Other liabilities                                                              677             1,052
                                                                             --------          --------
       Total liabilities                                                       25,366            30,754
Stockholders' equity:
   Preferred stock, $.01 par value, authorized 5,000,000 shares, none
      outstanding;                                                                  -                 -
   Common stock, $.01 par value; 24,000,000 shares
      authorized; 17,073,157 and 13,151,113 shares issued and outstanding
      at September 29, 1996 and December 31, 1995, respectively                   171               132
   Capital in excess of par value                                              52,675            37,351
   Accumulated deficit                                                        (15,512)          (10,185)
   Accumulated translation adjustments                                            (10)              (10)
                                                                             --------          --------
       Total stockholders' equity                                              37,324            27,288
                                                                             --------          --------
                                                                             $ 62,690          $ 58,042
                                                                             ========          ========

              The accompanying notes are an integral part of these
                             financial statements.

                         GENZYME TRANSGENICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 Three months ended          Nine months ended
                                                 ------------------          -----------------
                                               September 29,  October 1,  September 29,   October 1,
                                                   1996          1995          1996         1995
                                                 -------       -------       -------       -------
Revenues
     Services                                    $ 9,857       $ 7,153       $28,033       $18,327
     Research and development                      2,598         1,616         6,146         3,941
                                                 -------       -------       -------       -------
                                                  12,455         8,769        34,179        22,268
Costs and operating expenses:
     Services                                      8,579         6,528        24,356        17,069
     Research and development                      2,274         1,527         6,373         4,633
     Selling, general and administrative           2,748         2,487         8,165         6,472
     Equity in loss of Joint Venture                  50           144           184           498
                                                 -------       -------       -------       -------
                                                  13,651        10,686        39,078        28,672
                                                 -------       -------       -------       -------

Loss from continuing operations:                  (1,196)       (1,917)       (4,899)       (6,404)
     Other income (expense)
         Interest income                              26            --            37            28
         Interest expense                           (238)         (314)         (911)         (806)
         Other income                                220            --           538           356
                                                 -------       -------       -------       -------

Loss from continuing operations before
     income taxes                                 (1,188)       (2,231)       (5,235)       (6,826)

Provision (benefit) for income taxes                  --        (2,350)           92        (2,316)
                                                 -------       -------       -------       -------

Income (loss) from continuing operations         $(1,188)      $   119       $(5,327)      $(4,510)
Discontinued operations
     Income/(loss) from discontinued clinical
     operations (less applicable
     income taxes of $113 and $239)                   --          (169)           --           474
     Gain on disposal of clinical operations          --         1,159            --         1,159
                                                 -------       -------       -------       -------

Net income (loss)                                $(1,188)      $ 1,109       $(5,327)      $(2,877)
                                                 =======       =======       =======       -------

Income (loss) from continuing operations
     per common share                            $ (0.08)      $ (0.17)      $ (0.37)      $ (0.56)
                                                 =======       =======       =======       =======

Primary net income (loss) per
     common share                                $ (0.08)      $  0.08       $ (0.38)      $ (0.23)
                                                 =======       =======       =======       =======

Average number of common shares used
     in primary calculation                      $15,629        13,417        14,028        12,297
                                                 =======       =======       =======       =======

Fully-diluted income (loss) from continuing
     operations per common share                 $ (0.08)      $ (0.16)      $ (0.37)      $ (0.56)
                                                 =======       =======       =======       =======

Fully-diluted net income (loss) per
     common share                                $ (0.08)      $  0.08       $ (0.38)      $ (0.23)
                                                 =======       =======       =======       =======

Average number of common shares used
     in fully diluted calculation                 15,629        13,537        14,028        12,297
                                                 =======       =======       =======       =======


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                         -----------------
                                                                      SEPTEMBER 29,  OCTOBER 1,
                                                                            1996        1995
                                                                         ---------    --------

Cash flows for operating activities:
   Net loss                                                               $(5,327)    $(2,877)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                                        2,735       2,614
       Loss on sale of investments                                             --          14
       Adjustment to goodwill                                                (233)      1.537
       Deferred tax provision                                                  --         175
       Gain on disposal of discontinued operations                             --      (1,159)
       Gain from utilization of operating loss carryforward                    --      (2,350)
       Loss on sale of property, plant and equipment                           --          30
       Equity in loss of Joint Venture                                        184         499
   Changes in assets and liabilities, net of effects from purchase of subsidiaries:
       Accounts receivable and unbilled contract revenue                   (6,048)     (2,847)
       Inventory and other current assets                                    (525)       (147)
       Decrease in net assets held for sale                                    --         781
       Accounts payable                                                    (1,075)     (2,296)
       Accounts payable - Genzyme Corporation                               1,679         803
       Accrued income taxes                                                    --        (407)
       Other accrued expenses                                                (197)     (2,056)
       Advance payments                                                       993        (115)
                                                                          -------     -------
       Net cash used by operating activities                               (7,814)     (7,801)
Cash flows for investing activities:
   Purchase of property, plant and equipment                               (2,569)     (2,847)
   Proceeds from sales and maturities of
     short-term investments                                                    --       2,217
   Cash paid for acquisition of TSI Corporation                                --        (314)
   Cash paid for acquisition of Biodevelopment Laboratories                    --        (356)
   Proceeds from sale of discontinued operations                               --       6,443
   Restricted cash                                                            950          --
   Other assets                                                               (58)       (108)
                                                                          -------     -------
       Net cash provided by (used in) investing activities                 (1,677)      5,035
Cash flows from financing activities:
   Net proceeds from the issuance of common stock                          13,424       4,404
   Proceeds from long-term debt                                             1,142       1,153
   Repayment of long-term debt                                             (1,368)     (2,503)
   Net borrowings under revolving line of credit                           (6,000)      1,151
   Investment and advances by Genzyme Corporation                           1,673       1,857
   Deposits on capital leases                                                  --        (229)
   Other long-term liabilities                                               (296)       (454)
                                                                          -------     -------
       Net cash provided by financing activities                            8,575       5,379
                                                                          -------     -------
Net increase (decrease) in cash and cash equivalents                         (916)      2,613
Effect of exchange rates on cash                                               --          (5)
Cash and cash equivalents at beginning of the period                        4,400         816
                                                                          -------     -------
Cash and cash equivalents at end of period                                $ 3,484     $ 3,424
                                                                          =======     =======


   The accompanying notes are an integral part of these financial statements.

                GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

1.   Basis of Presentation:
     ---------------------

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

     In the third quarter of 1995, the Company disposed of its clinical units and, accordingly, the results of operations for the clinical units are reflected, net of tax, as discontinued operations for the third quarter of 1995.

     The financial statements for the three months ended September 29, 1996 and October 1, 1995 are unaudited but include, in management's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:
     -------------------

     The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.   Convertible Debt and Development Funding Agreement:
     --------------------------------------------------

     On March 28, 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Agreement") with Genzyme under which Genzyme agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997 and to provide a revolving line of credit to the Company in the amount of $10 million through March 31, 1998. Under the Agreement, GTC granted Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries an interest rate of 7% and is convertible into the Company's common stock (at the average market price for the 20-day period ending two days before any conversion), at GTC's option to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million, or by Genzyme at any time for up to the full amount outstanding.

     As of September 29, 1996, there was none outstanding and $8.3 million was available under the revolving line of credit, excluding an aggregate of $1,673,000 of debt previously converted into 26,244 and 193,321 shares of the Company's common stock at a price of $5.7156 and $7.8781 per share, respectively. For purposes of determining availability under the line of credit, principal amounts converted into Common Stock are deemed outstanding.


4.   Public Offering:
     ---------------

     On August 5, 1996, the Company issued 3,000,000 shares of common stock at $4.00 per share in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933. The Company received gross proceeds of $11,454,000 in the offering, $1.4 million of which was used to repay the outstanding indebtedness to Genzyme under the Agreement. Genzyme purchased 900,000 shares in the offering, after which Genzyme owned 45.3% of the Company's outstanding common stock.

     On August 21, 1996, the Company issued 450,000 shares of the over-allotment at $4.00 per share. The Company received gross proceeds of $1,683,000 in proceeds from the sale of the over-allotment shares, after which Genzyme owns approximately 44.8% of the Company's outstanding common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three-months ended September 29, 1996 and October 1, 1995

Total revenues for the three-month period ending September 29, 1996 were $12,455,000, compared with $8,769,000 in the comparable period of 1995, an increase of $3,686,000 or 42%. Service revenues increased to $9,857,000 in the third quarter of 1996 from $7,153,000 in the third quarter of 1995, an increase of $2,704,000 or 37.8%. Research and development revenue increased to $2,598,000 in the third quarter of 1996 from $1,616,000 in the third quarter of 1995, an increase of $982,000 or 60.8%, due primarily to an increase in activity and revenues related to the funding received from Genzyme Corporation ("Genzyme") in the development of the Company's lead compound, transgenic antithrombin III ("AT-III").

Costs of services for the third quarter of 1996 were $8,579,000 compared with $6,528,000 in the comparable period of 1995, an increase of $2,051,000 or 31.4%, due to the increased service revenues. Research and development expenses increased to $2,274,000 in the third quarter of 1996 from $1,527,000 in the third quarter of 1995, an increase of $747,000 or 48.9%. The increase was due to increased activity in the research programs.

Gross profit for the third quarter of 1996 amounted to $1,602,000 versus $714,000 in the third quarter of 1995. Gross profit on services for the third quarter of 1996 was $1,278,000 or 13% of service revenue versus $625,000 or 8.7% in the third quarter of 1995. The majority of the improvement on services margins was due to increased services revenues and a shift to higher margin services.

Selling, general and administrative ("SG&A") expenses increased to $2,748,000 in the third quarter of 1996 from $2,487,000 in the third quarter of 1995, an increase of $261,000 or 10.5%. The increase was due to increased marketing efforts of the Company.

Interest income increased to $26,000 in the third quarter of 1996, from none in the third quarter of 1995, due to the investment of funds from the Company's secondary public offering (see Note 4). Interest expense decreased to $238,000 in the third quarter of 1996 from $314,000 in the third quarter of 1995. Of the 1996 total, $183,000 represents interest expense incurred under a line of credit with a commercial bank and other financial obligations relating to the testing operations and $14,000 represents interest expense incurred under the Convertible Debt and Development Funding Agreement.

The Company recognized $50,000 of Joint Venture losses during the third quarter of 1996 compared to $144,000 in the comparable period of 1995. The decrease was due to reduced funding from the Joint Venture.

The Company realized no loss from its discontinued clinical operations in the third quarter of 1996 compared to $169,000 in the third quarter of 1995. The 1995 loss represents the results of operations (net of tax) for the third quarter of 1995 for G.D.R.U. Limited ("GDRU") and Health and Sciences Research, Incorporated. ("HSRI"). These operations were acquired by the Company as part of the TSI acquisition in October 1994. GDRU was sold effective as of September 1, 1995 and the HSRI operation was shutdown in August 1995.

The Company realized no gain on disposal of clinical operations in the third quarter of 1996 compared to $1,159,000 in the third quarter of 1995. The 1995 gain represents proceeds from the sale of GDRU effective as of September 1, 1995.

The Company realized no tax benefit in the third quarter of 1996 compared to $2,350,000 the third quarter of 1995. The 1995 tax benefit represents a benefit from the sale of GDRU effective as of September 1, 1995.

Nine-months ended September 29, 1996 and October 1, 1995

Total revenues for the nine-month period ending September 29, 1996 were $34,179,000 compared with $22,268,000 in the comparable period of 1995, an increase of $11,911,000 or 53.5%. Service revenues increased to $28,033,000 during the first nine months of 1996 from $18,327,000 in the comparable period of 1995, an increase of $9,706,000 or 53.0%. Of the 1996 figure, $1,764,000 represents increased service revenue derived from the operations of BioDevelopment Laboratories, Inc. ("BDL"), which was acquired in July 1995. Exclusive of the BDL operations, service revenues increased 43.3%. Research and development revenue increased to $6,146,000 during the first nine months of 1996 from $3,941,000 in the comparable period of 1995, an increase of $2,205,000 or 56.0%, due primarily to an increase in activity and revenues related to the funding received from Genzyme Corporation in the development of the Company's lead compound, AT-III.

Costs of services during the first nine months of 1996 were $24,356,000 compared with $17,069,000 in the comparable period of 1995, an increase of $7,287,000 or 42.7%. Of the increase, $1,511,000 represents cost of services derived from the operations of BDL. Exclusive of the BDL operations, cost of services increased $5,776,000 or 33.8%. Research and development expenses increased to $6,373,000 during the first nine months of 1996 from $4,633,000 in the comparable period of 1995, an increase of $1,740,000 or 37.6%. The increase is due to increased activity in the research programs.

Gross profit during the first nine months of 1996 amounted to $3,450,000 versus a loss of $566,000 in the comparable period of 1995. Gross profit on services during the first nine months of 1996 was $3,677,000 or 13.1% of service revenue versus $1,258,000 or 6.9% in the comparable period of 1995. The improvement in gross profits was due to increased revenues and a shift to higher margin services.

SG&A expenses increased to $8,165,000 during the first nine months of 1996 from $6,472,000 in the comparable period of 1995, an increase of $1,693,000 or 26.2%. Of the increase, $270,000 represents increased SG&A expenses attributable to the acquisition of BDL, including $212,000 of goodwill amortization. Exclusive of BDL, SG&A expense increased by $1,423,000 or 22.0%.

Interest income increased to $37,000 during the first nine months of 1996, from $28,000 in the comparable period of 1995, due to the investment of funds from the Company's secondary public offering (see Note 4). Interest expense increased to $911,000 during the first nine months of 1996 from $806,000 in the comparable period of 1995. Of the 1996 total, $714,000 represents interest expense incurred under a line of credit with a commercial bank and other financial obligations relating to the testing operations and $61,000 represents interest expense incurred under the Convertible Debt and Development Funding Agreement with Genzyme.

The Company recognized $184,000 of Joint Venture losses during the first nine months of 1996 compared to $498,000 in the comparable period of 1995. The decrease was due to reduced funding from the Joint Venture.

The Company realized no income from its discontinued clinical operations in during the first nine months of 1996 compared to $474,000 in the comparable period of 1995. The 1995 income represents the results of operations (net of tax) for the first quarter of 1995 for GDRU and HSRI. These operations were acquired by the Company as part of the TSI acquisition in October 1994. GDRU was sold effective as of September 1, 1995 and the HSRI operation was shutdown in August 1995.

The Company realized no gain on disposal of clinical operations in the first nine months of 1996 compared to $1,159,000 in the comparable period of 1995. The 1995 gain represents the proceeds from the sale of GDRU effective as of September 1, 1995.

The Company realized no tax benefit during the first nine months of 1996 compared to $2,316,000 in the comparable period of 1995. The 1995 tax benefit represents a benefit from the sale of GDRU effective as of September 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, and cash equivalents of $3,959,000 at September 29, 1996. During the first nine months of 1996, the Company had a $900,000 net decrease in cash; $7.8 million of cash was used in operations (due primarily to the net loss of $5.3 million and an increase in net assets of $5.2 million offset by $2.7 million of non-cash charges), $2.6 million was invested in capital equipment, $6.0 million was used to pay down the revolving line of credit and $1.4 million was used to pay down long-term debt. Sources of funds during the period included $13.4 million from the Company's secondary public offering, $1.7 million in advances under the Convertible Debt and Development Funding Agreement with Genzyme (see Note 3), $950,000 of proceeds from the sale of GDRU which were released from escrow during the period and $1.1 million in proceeds from long-term debt.

The Company had working capital of $1.4 million at September 29, 1996 compared to a deficit of $7.0 million at December 31, 1995. As of September 29, 1996 the Company had $6,000,000 available under its operating line of credit, $8,327,000 available under the Convertible Debt and Development Agreement (see Note 3), and $858,000 available under a capital lease line. Under the Company's current operating plan, existing cash balances, along with funds available under the bank line, the Convertible Debt and Development Agreement and the proceeds from the secondary public offering, are expected to be sufficient to fund the Company through the end of 1997.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the results of TSI's existing business, the ability of the Company to enter into any transgenic research and development collaborations and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances and regulatory requirements. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

                         GENZYME TRANSGENICS CORPORATION
                          FORM 10-Q, SEPTEMBER 29, 1996


PART II.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.
                --------

             27  Financial Data Schedule

          (b)   Reports on Form 8-K.
                -------------------

             None.

                         GENZYME TRANSGENICS CORPORATION
                                    FORM 10-Q

                               SEPTEMBER 29, 1996

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  November 8, 1996                GENZYME TRANSGENICS CORPORATION


                                        BY: /s/ John B. Green
                                            ----------------------------
                                                John B. Green
                                                Duly Authorized Officer,
                                                Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.                   Description                        Page No.
-----------                   -----------                        --------

  27                      Financial Data Schedule                   15