Form 10-K
period 1996-12-29
GENZYME TRANSGENICS CORP
filed 1997-03-31
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For the fiscal year ended December 29, 1996  Commission File No. 0-21794

                        GENZYME TRANSGENICS CORPORATION
           (Exact name of Registrant as specified in its charter)

             MASSACHUSETTS                              04-3186494
    (State or other jurisdiction of                  (I.R.S. Employer
          identification No.)                 incorporation or organization)

          FIVE MOUNTAIN ROAD                              01701
       FRAMINGHAM, MASSACHUSETTS                       (Zip Code)
(Address of principal executive offices)

                               (508) 872-8400
              (Registrant's telephone number, including area code)
                             --------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
         Title of Each Class                       on which registered
         -------------------                      ---------------------
                None                                       None

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.01
                             --------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 17, 1997: $92,005,619

     Number of shares of the Registrant's Common Stock outstanding as of March 17, 1997: 17,153,036
                             --------------------
                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 28, 1997 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.

BUSINESS

GENERAL

    Genzyme Transgenics Corporation ("GTC" or the "Company") has established a leadership position in the application of transgenic technology to the development and production of genetically engineered proteins for therapeutic, diagnostic and other biomedical uses, both in collaboration with pharmaceutical and biotechnology companies and independently. To date, GTC has produced more than 27 such proteins. For its lead compound, Antithrombin III ("AT-III"), the Company has completed a Phase I human clinical trial, and has initiated a Phase II clinical study. GTC is also a leading Contract Research Organization ("CRO"), providing services such as preclinical efficacy and safety testing, in vitro testing and formulation development to pharmaceutical, biotechnology, medical device and other companies. Revenues for the Company's testing and production services in 1996, which included the results of BioDevelopment Laboratories, Inc. ("BDL") for the full year, were $38.5 million, an increase of 46% from 1995, which included the results of BDL for six months.

    GTC produces recombinant proteins transgenically by inserting, into the genetic material of an animal embryo, a gene that directs the production of a desired protein in the milk of female offspring. The Company believes that transgenic production offers significant economic and technological advantages relative to traditional protein production systems, including reduced capital expenditures and lower direct production cost per unit for complex proteins. For proteins currently derived from pooled human plasma, transgenic production provides an alternative source, free from the risks of transmission of human viruses and other adventitious agents. In the case of certain complex proteins, transgenic production may represent the only technologically and economically feasible method of commercial production. To date, GTC has expressed 14 proteins at levels of one gram per liter or higher, more than 10 times the level typically achieved for comparable proteins in conventional cell culture systems.

    GTC's most advanced product candidate is transgenic AT-III, an anticoagulant normally present in human serum. Plasma-derived AT-III is an approved therapy for inherited AT-III deficiency and for certain acquired deficiencies. Worldwide sales of plasma-derived AT-III were approximately $200 million in 1994. The Company believes transgenic AT-III may represent a more attractive product in light of safety considerations, the limited volume of AT-III available from plasma and the impracticality of producing sufficient quantities of recombinant AT-III by cell culture methods. GTC has expressed transgenic AT-III in goats, demonstrating stable expression across multiple generations and successive lactations. Further, GTC has purified transgenic AT-III to clinical grade with attractive yields. Preclinical safety and efficacy studies and a Phase I human safety study have been successfully completed. GTC filed an Investigational New Drug application (an "IND") with the FDA to initiate a Phase II clinical trial for this product, which began in the fourth quarter of 1996.

    Other significant plasma proteins under development by GTC include Alpha-I Proteinase Inhibitor ("API") and Human Serum Albumin ("HSA"), which is now being developed in conjunction with Fresenius AG. Additionally, GTC is working with other corporate partners such as Bristol-Meyers Squibb and BASF on a number of monoclonal antibodies and other recombinant proteins. The Company is also developing transgenic production processes for other proteins, including prolactin, insulin and a protein for use in a malaria vaccine, and is in commercial discussions with prospective partners for other products.

    The Company's CRO operations are focused on enabling its clients to meet regulatory testing and other product development needs quickly and effectively by offering a fully integrated line of services. GTC's laboratories focus on providing high value, scientifically differentiated services to clients, including preclinical efficacy testing, experimental surgery, photobiology and reproductive toxicology testing as well as formulation development. GTC uses its technological capabilities to introduce new services that improve the ability of its customers to develop their products successfully. The Company's comprehensive programs link its preclinical and manufacturing support services in order to reduce the time and expense of bringing new therapeutics or other products to market.

    As an outgrowth of production services performed for the National Cancer Institute (the "NCI"), the Company has developed technology for the production of idiotypic vaccines, in which a cancer patient's own tumor cells are used to enhance the immune system's ability to prevent the regrowth of tumors. Idiotypic vaccines produced by GTC have shown promising results, including the absence of disease for over six years in four of nine lymphoma patients treated. Results from this program have been reported in the October 1992 issue of The New England Journal of Medicine and the May 1995 issue of The Lancet. GTC and the NCI signed a letter of intent for a Collaborative Research and Development Agreement ("CRADA") in 1996. The Company expects to finalize the CRADA and expand clinical trials in 1997.

TRANSGENIC PRODUCTION

    OVERVIEW AND STRATEGY

    A growing number of recombinant proteins are being developed by pharmaceutical, biotechnology and other companies for therapeutic, diagnostic and nutriceutical applications. Many of these proteins have proven difficult or expensive to produce in the quantities required using conventional methods, such as bacteria, yeast or mammalian cell sources. Moreover, bacteria or yeast systems cannot produce many complex proteins. While mammalian cells can produce certain complex proteins, they are generally more difficult and expensive to grow and often produce lower volumes of protein. Proteins produced by the Company transgenically have been expressed at concentrations significantly greater than those typically achieved using conventional methods.

    Transgenic technology uses in vitro microinjection or other techniques to introduce a genetically engineered segment of exogenous DNA (an "expression vector") into the genetic material of a fertilized egg or early stage animal embryo. Two types of genetic instructions are incorporated into the expression vector: the coding sequence and the promoter sequence. Coding sequences instruct the cells of the animal to express a specified protein. Promoter sequences direct the expression of proteins at appropriate times and by specific tissues or cell types. The modified embryo is then transferred to a recipient female. Transgenes are successfully integrated into the genetic makeup of only a small percentage of the embryos that are microinjected; therefore multiple microinjection candidates are required. If successful, the resulting animal, when mature and lactating, will express the desired protein. Once established in the first generation of transgenic animals, the transgene is transmitted like other genetic traits to future generations through traditional breeding with either non-transgenic or other transgenic animals.

    The Company believes transgenic production offers significant economic and technological advantages over traditional methods of protein production, including reduction in the total amount of required capital expenditures, lower direct production cost per unit and reduced risk of transmission of human viruses and other adventitious agents. For certain complex proteins, transgenic production may represent the only technologically and economically feasible method of commercial production. To date, the Company has produced such proteins principally using goats, which offer an attractive combination of large milk volumes, relatively short generational time periods and ease of handling and milking.

    GTC's strategy is to commercially produce proteins by use of transgenic technology both by (i) entering into contracts with biotechnology and pharmaceutical companies to utilize the Company's transgenic services in exchange for revenue, royalties and, possibly, marketing rights to the resulting product and (ii) independently identifying proteins in the public domain, proteins covered by lapsing patents and proprietary proteins available for license which represent attractive candidates for transgenic production and funding development of such proteins itself or seeking corporate partner funding.

    GTC has entered into funding contracts for the development of AT-III, other plasma proteins, certain monoclonal antibodies and other products.

    Achievements to Date:

    Over the past few years, GTC has shown the feasibility of transgenic protein production by the achievement of specific milestones:

    To date, GTC has produced 27 different transgenic proteins in animals, 14 at concentrations of one gram per liter or greater and one protein in excess of 35 grams per liter, levels often many times higher than those achievable in other production systems.

    The Company has produced a significant number of transgenic goats. GTC maintains a herd of over 500 goats at its facility in Massachusetts as well as an additional 150 goats at Tufts University School of

    Veterinary Medicine ("Tufts"). Over 40 of these goats are transgenic, each expressing one of five different proteins.

    Stability of expression has been demonstrated across lactations, and, for two proteins, across two generations expressing the same transgene.

    Together with Genzyme Corporation ("Genzyme"), GTC has been able to achieve clinical grade purity for a transgenically produced protein at high recovery levels. This transgenic protein has been extensively characterized and its pharmacodynamic properties in animal models have been shown to be comparable to those of the same protein from other sources.

    GTC completed a Phase I human safety clinical trial, filed an IND with the Food and Drug Administration (the "FDA"), and initiated a Phase II clinical trial in patients undergoing coronary artery bypass surgery.

TRANSGENIC PRODUCTS UNDER DEVELOPMENT

    Antithrombin III. AT-III is an anticoagulant normally present in human serum. Decreased levels of AT-III are found in individuals who have either a hereditary or an acquired deficiency of AT-III. The hereditary deficiency has an incidence rate of 1 in 2,000 to 1 in 20,000. Individuals with hereditary AT-III deficiency have an increased tendency towards blood clots (thromboses) and are treated with AT-III protein replacement therapy during periods when they are at high risk for clots, such as during surgery. Acquired AT-III deficiency occurs in many disease states as a result of several possible causes, including a decrease in the amount of AT-III produced, an increase in the rate of AT-III consumption or an abnormal loss of AT-III from the circulation. Examples of such conditions include acute liver failure, disseminated intravascular coagulation, sepsis and septic shock, burns, multiple organ failure, bone marrow and other organ transplantation and hemodialysis.

    Plasma-derived AT-III is approved for use in Europe and Japan for treatment of both acquired and hereditary AT-III deficiency. In the United States, plasma-derived AT-III is currently approved for use only for hereditary AT-III deficiency. The worldwide market for plasma-derived AT-III was approximately $200 million in 1994.

    GTC believes transgenic AT-III may represent a more attractive product in light of the risks of viral transmission from pooled plasma products in general, the limited volume of AT-III currently available from plasma and the impracticality of producing sufficient quantities of recombinant AT-III in cell culture systems. The Company also believes that a lower cost, higher volume alternative to plasma-derived AT-III will further expand the use of AT-III in clinical settings.

    GTC has produced multiple transgenic goats carrying the AT-III gene and has selected a founder goat from which a production herd is being generated. This genetic line expresses AT-III at levels of approximately two grams per liter. The processes for production and purification have been implemented and result in a product that is purified to clinical grade at attractive yields. Preclinical safety and efficacy studies for AT-III have been successfully completed. The Company filed an IND with the FDA for the use of transgenic AT-III as a potential treatment for AT-III deficiency that occurs during certain vascular surgeries, including cardiopulmonary artery bypass grafting, and a Phase II clinical study for this indication has been initiated.

    GTC is developing recombinant human AT-III under a license from Behringwerke AG, subject to a royalty obligation. In March 1996, GTC and Genzyme signed an agreement pursuant to which Genzyme is funding the development of AT-III through the first quarter of 1997. Genzyme has been granted co-marketing rights to transgenic AT-III in Europe and the United States, subject to its entering into a further agreement with GTC by March 31, 1997. GTC and Genzyme are currently negotiating the terms of such an agreement. If the parties do not enter into such an agreement, all marketing rights revert to GTC and GTC may continue to pursue development of transgenic AT-III on its own or may seek another corporate partner. SMI Genzyme Ltd., a joint venture between Genzyme and Sumitomo Metal Industries Ltd. (the "Joint Venture"), which contributed development funding for AT-III through December 1995, retains marketing rights to transgenic AT-III in Asia. In February 1997, the Company reached agreement with the Joint Venture, subject to approval by the Board of Directors of the Joint Venture, under which GTC will receive future milestone payments for the development of AT-III, which, if achieved, could total as much as $4.4 million in revenue.

    Alpha1-Proteinase Inhibitor ("API"). API is a serine protease inhibitor which is normally present in human plasma. In certain pulmonary diseases, including congenital alpha1-antitrypsin ("AAT") deficiency and cystic fibrosis, patients develop chronic emphysema. Although the precise mechanism is uncertain, researchers believe that the development of emphysema results from a chronic imbalance between elastase and API, which is deficient in patients with hereditary AAT deficiency. Plasma-derived API is approved in the United States for parenteral use in the treatment of patients with congenital AAT deficiency. Treatment of AAT deficiency focuses on chronic replacement therapy with API to restore the elastase/ elastase inhibitor balance. Dosing requirements are high, averaging four grams per week for a 150-pound patient.

    An imbalance between elastase and elastase inhibitors also occurs in cystic fibrosis, which is the most common fatal genetic disease among Caucasians, occurring in one in every 2,500 infants born in the United States. Based on preliminary data, the Company believes that aerosol administration of API to cystic fibrosis patients may be effective in reducing the level of neutrophil elastase in the lung, thereby reducing elastase-induced pulmonary tissue degradation and fibrosis.

    GTC believes that transgenic API may represent a more attractive product than plasma-derived API in light of risks of viral transmission from donor plasma products, and that it will be more economical to produce and more widely available than the plasma-derived products. The ability to produce large quantities of transgenic API may enable the Company to pursue other indications for this product, such as atopic dermatitis, in which an imbalance of proteases is also implicated.

    GTC has expressed API at levels equivalent to 35 grams per liter in a mouse model. Several transgenic founder goats have been generated, including at least one line which expresses API in excess of 10 grams per liter. The Company has acquired an option to license certain patents relating to the use of API for certain indications. To date, GTC has funded the development of API internally.

    Human Serum Albumin ("HSA"). HSA is the protein principally responsible for maintaining oncotic pressure, plasma volume and the balance of fluids in blood. It is critical to the transport of amino acids, fatty acids, enzymes and hormones in the blood stream. The therapeutic use of HSA is indicated in situations of blood loss and decreased blood albumin levels which can occur during shock, serious burns, pre- and post-operative conditions and gastric and intestinal malfunctions. HSA is currently produced by human plasma fractionation, with 1994 worldwide sales in excess of $1.3 billion.

    For HSA and all human blood sourced products, the theoretical risk of virus transmission, including HIV and hepatitis, remains a concern despite efforts to improve screening and purification techniques.

    Prices for HSA are expected to rise due to a number of factors, including increasing costs of testing and purifying protein fractions sourced from human plasma, the replacement of high margin plasma fractions with safer recombinant versions, and decreasing blood donations in the face of increasing demand. Transgenic production of HSA would eliminate the risk of human viral transmission and help ensure the delivery of safe therapeutics at competitive prices.

    GTC has expressed transgenic HSA in mice at levels equivalent to or greater than 35 grams per liter. Because the Company has demonstrated that the mouse system is highly predictive to that of dairy animals, the Company believes it will be able to produce transgenic HSA in cows at commercial scale. An individual dairy cow will produce approximately 8,000 liters of milk per year, or an estimated 80 kilograms of albumin per year. This level of productivity will provide Genzyme Transgenics with the ability to produce HSA at costs competitive with albumin sourced from human blood. The Company believes that HSA is not the subject of any composition of matter patent, and has entered into an agreement with Fresenius AG of Bad Homburg, Germany, to further develop and commercialize transgenic HSA.

    MONOCLONAL ANTIBODIES. Monoclonal antibodies are immune system proteins that can find and attach to specific biological targets in the body. Recent advances in developing humanized and human antibodies, single chain antibodies and conjugated antibodies have added to the potential value of these therapeutic agents. More than 50 monoclonal antibodies are now in clinical trials sponsored by pharmaceutical and biotechnology companies with many more in development as therapeutics for cancer, cardiovascular disease, immune system disorders for use and against a wide variety of infectious agents, such as viruses and bacterial infections. GTC is now collaborating with pharmaceutical and biotechnology companies for the transgenic production of a number of therapeutic monoclonal antibodies.

    Bristol-Myers Squibb ("BMS"), a leading pharmaceutical company specializing in cancer treatment, has entered into an agreement with GTC for transgenic production in goats of its BR-96 monoclonal antibody, a potential therapy for breast and lung cancer. BMS' approach is to use the BR-96 antibody to deliver a traditional chemotherapeutic agent, doxorubicin, directly to cancer sites in the body. The expected effect is to achieve greater impact on the cancer while reducing toxicities associated with doxorubicin. In this program, several goats have recently been born at GTC's farm carrying the BR-96 transgene. BMS has tested BR-96 produced in the milk of mice, confirming its comparability to BR-96 made in cell culture. The initial product samples from founder female goats are expected in the first six months of 1997.

    GTC currently has five other funded antibody development programs underway. One, an anti-colon cancer antibody, produced on behalf of a Japanese pharmaceutical company, has been expressed in the milk of goats at four grams per liter. Other programs, on behalf of NovoPharm, Behringwerke AG, NeoRx Corporation and Boehringer Mannheim GmbH, are in early stages. The Company is in active discussions with a number of other pharmaceutical and biotechnology companies for the transgenic development of therapeutic antibodies.

    INSULIN. Current worldwide sales of insulin products are more than $3 billion annually. Recombinant DNA insulin now accounts for approximately 50% of the market.

    GTC has expressed insulin precursors at the equivalent of more than eight grams per liter in the milk of mice, which provides for the potential to manufacture insulin on a highly cost effective basis. GTC has taken initial steps to develop appropriate insulin processing and purification procedures, and the Company believes that there are several approaches to the manufacture of a transgenic insulin that may offer cost benefits compared to current products. Insulin is not the subject of any known patents that could foreclose the Company's development program.

    PROLACTIN. In collaboration with Genzyme, GTC has developed multiple transgenic mouse lines which express prolactin at levels in excess of the equivalent of one gram per liter. Prolactin is a human hormone which has numerous biological activities, including stimulation of the immune system. Genzyme has licensed patents covering recombinant prolactin and the parties are jointly exploring the development of transgenic prolactin for multiple clinical indications, and for the infant and specialty nutritional product markets. GTC recently initiated a program to develop transgenic goats which express prolactin in their milk.

    Malaria Vaccine. GTC's transgenic expression system has the potential to express the correct, immunogenic protein for use as a malaria vaccine both economically and on a large scale. Malaria is a disease that has an annual incidence of more than 300 million people worldwide and results in several million deaths annually. GTC is working with the U.S. National Institutes of Health (the "NIH") and the Federal Malaria Vaccine Coordinating Committee to transgenically express a malaria vaccine and to examine the options for commercializing the vaccine.

    TransGenerics. GTC has a program to identify and develop transgenic production systems for the first generation of approved recombinant drugs as they come off patent. These drugs, many of which have established significant markets, may become vulnerable to competition from transgeneric versions which are more cost effective. GTC is in discussions with both generic and proprietary pharmaceutical and biotechnology companies with strategic and product-specific interests in the TransGenerics program.

CRO SERVICES

    OVERVIEW

    Contract research organizations provide testing and development services to pharmaceutical, biotechnology, medical device and other companies, as well as to certain government agencies. The industry is divided generally into companies which conduct human clinical trials and those providing non-clinical services, including preclinical testing, clinical trial support and other development services. The worldwide revenues for non-clinical CRO services were in excess of $1 billion in 1996.

    The growth of the CRO market has been influenced by several factors. First, cost control pressures on large pharmaceutical firms are leading them to focus on core competencies, often resulting in a reduction in the size and capacity of in-house, non-clinical testing departments. Second, emerging biotechnology and medical device companies often have and can afford little infrastructure dedicated to such functions. Third, new scientific developments continue to lead to new fields of safety testing. Fourth, regulatory changes have mandated additional testing requirements. Fifth, the need for services, such as efficacy models and formulation development, increases as pharmaceutical companies venture further from their traditional bases in search of breakthrough products.

    GTC believes that it has built one of the premier non-clinical CROs in the industry. The Company believes that it has a broader set of value-added services than any of its competitors and is differentiated by its ability to offer comprehensive development programs. The Company has the ability to perform virtually all of the safety, efficacy and quality control testing, as well as to provide the regulatory affairs expertise necessary to bring a client's early research-stage product to the start of Phase I clinical trials.

OPERATIONS AND TECHNICAL CAPABILITIES

    GTC acquired its CRO capabilities through the acquisitions of TSI Corporation ("TSI") in October 1994 and BioDevelopment Laboratories, Inc. ("BDL") in June 1995. GTC conducts its CRO services through five laboratories:
Mason Laboratories (Worcester, Massachusetts); Argus Research Laboratories (Horsham, Pennsylvania); Redfield Laboratories (Redfield, Arkansas); Washington Laboratories (Rockville, Maryland) and BDL (Cambridge, Massachusetts).

    GTC's laboratories focus on providing high value, scientifically differentiated services to its clients. Fields in which GTC provides contract services include:

    - Preclinical Efficacy Testing measures the effectiveness of a drug candidate prior to human clinical trials. GTC believes that its Mason Laboratories facility has the only comprehensive preclinical efficacy services in the CRO marketplace utilizing a wide variety of disease models and expertise intended to assist clients in designing optimal clinical trials.

    - Experimental Surgery to support toxicology programs enables GTC scientists to test novel routes of administration for biotechnology products which cannot be delivered through standard routes. GTC believes that its Mason Laboratories facility has the leading surgical capabilities in the preclinical CRO marketplace and has the ability to perform studies which are unavailable from other CROs.

    - Photobiology Testing measures a drug candidate's potential interactions with the sun. GTC believes that the FDA will require an increasing number of products to be tested for these effects. GTC has the only CRO facilities capable of performing a full range of phototoxicology and photocarcinogenesis testing.

    - Developmental and Reproductive Toxicology Testing measures a drug candidate's potential impact on a fetus. GTC believes that its Argus Research Laboratories facility has performed more teratology studies than any other laboratory in the industry and is widely recognized as the leader in the field.

    - Diet Optimization for carcinogenicity studies has been shown to reduce variability in tumor growth and mortality. GTC believes that these studies offer improved quality at a lower price than would be possible without diet optimization. GTC's Redfield Laboratories facility is the only CRO facility to have validated multiple strains of test animals for these studies.

    GTC has also made significant investments in bioanalytical chemistry services to support clinical trials, drug formulation development and lot release testing for biopharmaceuticals. The Company believes that its experience in related areas, its client base and its sales force enables it to compete effectively in these fields. Clients have recently contracted with GTC for testing services for major programs in each of these areas, and GTC is pursuing opportunities which may, if successfully concluded, lead to growth in each field. GTC believes that its ability to provide high value, scientifically differentiated services, combined with its traditional strengths in toxicology, pharmacokinetics, cell line testing and production and regulatory affairs, offers clients the broadest set of preclinical services available in the CRO industry.

    GTC believes the key to sustaining superior performance in this field will be in providing services in a close, collaborative relationship in which customers are able to receive scientific services from GTC at levels equal to or greater than that which they could receive from an in-house department. Toward this end, GTC has also made significant investment in people, technology and programs since its acquisition of TSI, increasing the numbers of doctoral level employees by 42% since the acquisition. GTC believes that its testing services strategy has been validated by the growth in its business since the acquisition of TSI in October 1994. Revenues for the Company's testing and production services in 1996, which included the results of BDL for the full year, were $38.5 million representing a 46% increase compared to 1995, which included the results of BDL for six months.

IDIOTYPIC CANCER VACCINES

    GTC's Washington Laboratories has been producing experimental cancer vaccines for the NCI under contract since 1993. These vaccines have shown preliminary efficacy in early clinical trials. In 1996, the Company signed a letter of intent to enter into a Collaborative Research and Development Agreement ("CRADA") with the NCI to expand these clinical trials and to gain development rights to the program.

    Idiotypic cancer vaccines are autologous therapeutics, requiring that immunoglobulin harvested from individual patients be expanded in separate cell cultures. Vaccines are produced at the NCI and Washington Laboratories and are given to patients upon the completion of chemotherapy. The vaccine activates the patient's immune system to destroy cancer cells which remain after traditional chemotherapy regimens.

    The principal clinical focus of the work today is on B-cell lymphoma, with secondary efforts on multiple myeloma and other related malignancies. There are over 40,000 newly diagnosed cases of B-cell lymphoma in the United States each year. Most patients initially respond favorably to chemotherapy, but the cancer has a 70% to 90% mortality rate, with patients typically relapsing within two to three and one half years.

    Idiotypic vaccines produced by GTC have shown promising results, including the absence of disease for over six years in four of nine lymphoma patients. The first myeloma patient treated experienced a remission of three and one half years. Results from this program have been reported in the October 1992 issue of The New England Journal of Medicine and the May 1995 issue of The Lancet. GTC is currently producing vaccines to treat two patients per month, and expects to expand clinical trials upon the signing of the CRADA in 1997. The production costs for these vaccines will be shared by the NCI and GTC.

RELATIONSHIP WITH GENZYME

    EQUITY POSITION.

    Genzyme is the largest single stockholder of the Company, currently holding 7,428,365 shares of Common Stock, representing approximately 43% of the outstanding GTC Common Stock. Genzyme also holds a Common Stock Purchase Warrant (the "Genzyme Warrant") exercisable for 145,000 shares of Common Stock at a price of approximately $2.84 per share, the market price of the Common Stock at the time the warrant was issued.

    Four million of Genzyme's shares in GTC were acquired in 1993 at the time of the Company's organization in exchange for the transfer of certain assets to the Company. In February 1995, 500,000 shares were sold to Genzyme at $8.00 per share, upon exercise by GTC of a put agreement entered into at the time of the Company's initial public offering. Genzyme received 1,333,333 shares in 1995 and 219,565 shares in 1996 in exchange for conversion of debt at the then current market prices. In July 1995, 475,467 shares were issued to Genzyme in exchange for shares of Genzyme common stock delivered as a portion of the consideration for the acquisition of BDL. The remaining 900,000 shares were purchased by Genzyme as part of the August 1996 Public Offering. The Genzyme Warrant, which expires on July 3, 2005, was issued to Genzyme in consideration of Genzyme's guaranty of the Company's indebtedness to a commercial bank discussed below. All of the shares held by Genzyme are entitled to certain registration rights.

    Arrangements Regarding Technology and Product Development. GTC and Genzyme have entered into a number of agreements regarding technology and product development discussed below:

    TECHNOLOGY TRANSFER AGREEMENT. Under the Technology Transfer Agreement dated May 1, 1993, Genzyme transferred substantially all of its transgenic assets and liabilities to GTC, including its ownership interest in SMI Genzyme Ltd., a joint venture between Genzyme and Sumitomo Metal Industries Ltd. (the "Joint Venture") assigned its relevant contracts and licensed to the Company technology owned or controlled by it and relating to the production of recombinant proteins in the milk of transgenic animals (the "Field") and the purification of proteins produced in that matter. The license is worldwide and royalty free as to Genzyme, although GTC is obligated to Genzyme's licensors for any royalties due them. As long as Genzyme owns less than 50% of GTC, Genzyme may use the transferred technology, or any other technology it subsequently acquires relating to the Field, without any royalty obligation to the Company, provided Genzyme may not offer transgenic production services to third parties.

    R&D Agreement. Pursuant to the R&D Agreement, Genzyme and GTC agreed, until May 1, 1998, to provide research and development services to the other relating, in the case of GTC, to transgenic production of recombinant proteins and, in the case of Genzyme, to the purification of such proteins. Each company receives payments from the other equal to the performing party's fully allocated cost of such services, which can be no less than 80% of the annual budgets established by the parties under the R&D Agreement, plus, in most cases, a fee equal to 10% of such costs.

    AT-III Development Funding. Under the Convertible Debt and Funding Agreement, Genzyme agreed to fund transgenic AT-III development through the first quarter of 1997 in exchange for co-marketing rights to AT-III in all territories other than Asia. Such marketing rights will terminate if a further agreement is not executed by the parties prior to March 31, 1997. GTC and Genzyme are currently negotiating the terms of such an agreement. See "Business--Transgenic Production."

    Other Arrangements. GTC and Genzyme have also entered into the following other arrangements:

    SERVICES AGREEMENT. Under a services agreement between GTC and Genzyme (the "Services Agreement"), GTC pays Genzyme a fixed monthly fee for basic laboratory and administrative support services provided by Genzyme. The monthly fee is adjusted annually, based on the services to be provided and changes in Genzyme's cost of providing the services. The Services Agreement is self-renewing annually and may be terminated upon 90 days notice by either party to the other party.

    Lease. GTC leases a portion of Genzyme's facilities in Framingham, Massachusetts (the "Lease"). GTC paid Genzyme $178,000 under the Lease in 1996.

    Credit Line Guaranty, Term Loan Guaranty and Lien. The Company obtained a credit line in July 1995 and a term loan in December 1995 with a commercial bank, each secured by Genzyme's guaranty of the Company's obligations thereunder (up to $9.8 million at December 29, 1996). The Company has agreed to reimburse Genzyme for any liability Genzyme may incur under such guaranty and has granted Genzyme a first lien on all of the Company's assets to secure such obligation.

    CONVERTIBLE DEBT AGREEMENT. In March 1996, the Company entered into the Convertible Debt Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million. As of December 29, 1996, $1,673,000 of debt had been converted into 219,565 shares of Common Stock, leaving $8,327,000 available on the revolving line of credit, which expires on March 31, 1998. As of December 29, 1996, there was no balance outstanding on the line of credit.

OTHER STRATEGIC COLLABORATIONS

    TUFTS UNIVERSITY SCHOOL OF VETERINARY MEDICINE. Pursuant to a cooperation and licensing agreement, Tufts has agreed to work exclusively with GTC until
September 1998 in developing commercial applications of transgenic protein production in milk. Tufts has also granted GTC a perpetual, non-exclusive license to use certain proprietary microinjection technology and animal husbandry techniques. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts. The Company maintains a herd of approximately 150 goats at Tufts' facility in Grafton, Massachusetts.

    The Joint Venture. GTC holds an interest in the Joint Venture which, in March 1994, increased to 22% after an additional $1.2 million cash investment by the Company. In October 1995, GTC contributed approximately $807,000 to maintain its 22% interest. The Joint Venture and GTC are parties to a research and development agreement under which the Joint Venture funded GTC's research into transgenic production of AT-III through October 1995 and certain research on other proteins (the "Funded Proteins") through October 1996. GTC has granted to the Joint Venture an exclusive license in Asia to use GTC's transgenic technology to market and sell transgenic animals and to sell Funded Proteins until the later of 2008 or the expiration of any applicable Japanese patent, subject to various reciprocal royalty obligations. In February 1997, the Company reached agreement with the Joint Venture under which GTC will receive future milestone payments for the development of AT-III, which, if achieved, could total as much as $4.4 million (see Note 12 to the consolidated financial statements).

PATENTS AND PROPRIETARY RIGHTS

    GTC has filed a number of patent applications which cover relevant portions of its transgenic technology, several of which are covered by cross-licensing agreements. GTC holds an exclusive license from Genzyme to rights under a number of patent applications on file in the United States and corresponding foreign patent applications relating to certain aspects of its technology. GTC has a broad patent issued by the European Patent Office which grants the full range of claims presented in GTC's application covering the basic method of protein production in milk, as well as any promoter used to do so. Other GTC applications as to specific proteins, classes of proteins, techniques to enhance expression and purification technologies remain pending.

    GTC has exclusive and nonexclusive licenses to technologies owned by other parties, including DNX, Inc. as to microinjection, Stanford University as to gene transfer, and Behringwerke AG as to AT-III, as well as promoter cross-licenses in place with PPL Therapeutics PLC and Pharming B.V. Certain of the licenses require GTC to pay royalties on sales of products which may be derived from or produced using the licensed technology. The licenses generally extend for the life of any applicable patent. GTC is currently involved in an arbitration proceeding with Pharming B.V. with respect to one such cross-license agreement. See "Item 3--Legal Proceedings."

    The Company also relies upon trade secrets, know how and continuing technological advances to develop and maintain its competitive position. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, the Company requires employees, consultants and certain collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company.

COMPETITION

    TRANSGENICS

    Many companies, including biotechnology and pharmaceutical companies, are actively engaged in seeking efficient methods of producing proteins for therapeutic or diagnostic applications. Two other companies known to GTC are extensively engaged in the application of transgenic technology for the production of proteins: Pharming B.V. and PPL Therapeutics PLC. Pharming B.V., based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows, which are most suitable for extremely high volume protein production. See "Item 3--Legal Proceedings." PPL Therapeutics PLC, which is based in Scotland, utilizes primarily sheep for transgenic protein production.

TESTING SERVICES

    The worldwide markets for testing services, manufacturing support services and related development services are highly fragmented, involving several hundred companies, as well as universities and governmental bodies. Competition in these markets is based primarily on technological capabilities and reputation for quality of products and services offered and perceived financial stability. In certain market segments, price is also a significant competitive factor.

GOVERNMENT REGULATION

    TRANSGENICS

    The manufacturing and marketing of GTC's potential products, and certain areas of research related to them, are subject to regulation by governmental authorities in the United States, including the FDA, the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Comparable authorities are involved in other countries.

    To GTC's knowledge, no protein produced in the milk of a transgenic animal has been submitted for final regulatory approval. However, the FDA issued its Points to Consider in August 1995. Earlier in 1995 comparable guidelines were issued by European regulatory authorities. GTC believes that its programs satisfactorily address the issues raised by these documents and generally views them as a very positive milestone in the acceptance of the transgenic form of production. Based on discussions with the FDA and others, GTC expects that the basic U.S. regulatory framework for the transgenic production of recombinant proteins in animals will be similar to that described in the Points to Consider.

    The anticipated approval process will be a two-part process, governing, first, the approval of an individual pharmaceutical product as safe and effective and, second, the approval of the manufacturing process as complying with applicable FDA current Good Manufacturing Processes ("GMPs"). There can be no assurance, however, that there will not be any delays in product development or FDA approval due to issues arising from the breeding of transgenic animals and the use of proteins derived from such animals.

    With respect to therapeutic products generally, the standard FDA approval process includes preclinical laboratory and animal testing, submission of an IND to the FDA, appropriate human clinical trails to establish safety and effectiveness and submission of a New Drug Application prior to market introduction. The Company generally expects the same process to apply to transgenically produced products and has already submitted a U.S. IND for AT-III and has initiated clinical trials in the U.S. GTC expects the approval process for various proteins to be undertaken either by the Company, by a collaborator for which the Company is producing proteins, or jointly, depending upon the nature of the relationship involved.

    Approval for the production facilities to be used in producing a therapeutic product will be subject to both the requirements for Biologics License Applications and the Points to Consider.

TESTING SERVICES

    GTC and its customers are subject to a variety of regulatory requirements intended to ensure the quality and integrity of their products and services. The industry standard for conducting non-clinical testing is embodied in regulations called Good Laboratory Practices ("GLPs"). GLPs have been adopted by the EPA and the FDA and a number of foreign regulatory bodies. To help ensure compliance, the Company maintains a strict quality assurance program at each site to audit test data and conduct regular inspections of testing procedures and facilities. GTC also complies with FDA-established current Good Manufacturing Practices ("GMPs") at its Washington Laboratories and at BDL.

    GTC also maintains certain licenses and permits issued by federal, state and local authorities relating to the operation of its current laboratory and testing facilities, including those required for hazardous waste disposal, the purchase, use and disposal of radioactive isotopes and the use of animals in testing and research. These licenses and permits include licenses from the U.S. Nuclear Regulatory Commission for the purchase, use and disposal of small amounts of short-lived radioactive isotopes for research purposes. GTC also has registered with the Massachusetts Department of Environmental Protection and the EPA as a Very Small Quantity Hazardous Waste Generator in connection with its disposal of certain organic hazardous wastes used in connection with its molecular biology and biomedical research. These wastes are disposed of through a licensed hazardous waste transporter. The use and disposal of chemicals is regulated under the Toxic Substances Control Act and other state and federal legislation.

    Each of GTC's laboratories is licensed by the USDA and state and local authorities to house and use laboratory animals for biomedical research purposes. The ability to continue using animals in testing and research in dependent on continued compliance with the requirements of such licenses. GTC's Argus, Mason and Washington Laboratories are also registered with the U.S. Public Health Service to conduct biomedical research on laboratory animals funded by the National Institutes for Health ("NIH") and other federal agencies. GTC's Argus, Mason and Redfield laboratories are also licensed by federal and state drug enforcement agencies to procure and use controlled substances in research programs involving laboratory animals.

    The Company's operations are also subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and waste, including, but not limited to, animal waste and waste water.

                         RESEARCH AND DEVELOPMENT COSTS

    During its fiscal years ended December 29, 1996, December 31, 1995 and December 31, 1994, GTC spent $8,684,000, $6,394,000, and $4,671,000, respectively, on research and development. These costs include labor, materials and supplies, and overhead, the cost of operating the transgenics production facility, as well as certain subcontracted research projects.

                                   EMPLOYEES

    As of December 29, 1996, GTC employed 507 people. Of these, 365 were engaged in operations, 43 were engaged in research and development, and 99 were engaged in marketing and general administration. Of GTC's employees, approximately 37 have Ph.D. degrees and 12 have D.V.M. degrees. None of GTC's employees are covered by collective bargaining agreements. GTC believes its employee relations are satisfactory.

                                    ITEM 1A.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company are as follows:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Henri A. Termeer...........................       51      Chairman of the Board
James A. Geraghty..........................       42      President and Chief Executive Officer
John B. Green..............................       43      Vice President and Chief Financial Officer
Evan M. Lebson.............................       53      Vice President and Treasurer
Harry M. Meade.............................       50      Vice President, Transgenics Research
Peter H. Glick.............................       33      Vice President, Marketing & Corporate
                                                          Development

    Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

    Mr. Termeer has served as a director and as Chairman of GTC since its incorporation in February 1993. He has also served as President and a director of Genzyme since October 1983, as Chief Executive Officer since December 1985 and as Chairman of the Board since May 1988. For ten years prior to joining Genzyme, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is Chairman of the Board of Neozyme II Corporation. He is also a director of Abiomed, Inc., AutoImmune, Inc., Geltex, Inc. and Diacrin, Inc. serves as a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

    Mr. Geraghty has been the President, Chief Executive Officer and a director of GTC since its incorporation in February 1993. Mr. Geraghty joined Genzyme in September 1992, where he was a Vice President for Corporate Development and the General Manager of the transgenics business unit until the incorporation of the Company. Mr. Geraghty was Vice President of the Prescription Services Division of Caremark International from June to September 1992, which, at that time, was a unit of Baxter International. Prior to that, he held a variety of general management and strategy consulting positions with Bain & Company and with companies in the Bain Venture Capital portfolio.

    Mr. Green has been the Vice President and Chief Financial Officer of GTC since December 1994. He has also served as Vice President and Treasurer of TSI since March 1993 and as its Chief Financial Officer since December 1994. Prior to that, he was Vice President and Assistant Treasurer of TSI from December 1989.

    Mr. Lebson has served as Vice President and Treasurer of GTC since its incorporation in February 1993. He has also been Vice President and Treasurer of Genzyme since August 1991, its Vice President, Financial Operations from April 1990 to August 1991 and, previously, from August 1989, Executive Assistant to the President. Prior to joining Genzyme, he was, from 1983, Treasurer and Chief Financial Officer of Integrated Genetics, Inc., a biotechnology company acquired by Genzyme in 1989.

    Dr. Meade has been Vice President, Transgenics Research for GTC since August 1994 and has served as Research Director of GTC since May 1993. Prior to joining GTC, Dr. Meade was a Scientific Fellow at Genzyme, where he was responsible for directing the transgenic molecular biology program. From 1981 to March 1990, when he joined Genzyme, Dr. Meade was a Senior Scientist at Biogen, Inc., a biotechnology company, where he worked on the technology relating to the production of proteins in milk and was an inventor on the first issued patent covering this process.

    Mr. Glick has served as Vice President, Marketing and Corporate Development of GTC since June 1995. Prior to that he was Vice President, Corporate Development of GTC from October 1994, and of TSI from June 1993. Since June 1994, he has also served as President of GTC's Washington Laboratories subsidiary. From November 1991 to May 1993, he was Director, Corporate Development of TSI. Prior to joining TSI, he was a strategy consultant at Bain and Company.

                               ITEM 2. PROPERTIES

    GTC's headquarters and research facilities are located in approximately 9,100 square feet of laboratory and office space leased from Genzyme in Framingham, Massachusetts. This lease extends through May 1998, at which time the lease automatically renews on a year-to-year basis unless terminated by either party on 90 days' notice. See "Item 1--Business--Relationship with Genzyme."

    GTC owns a 168-acre commercial production facility in central Massachusetts. This facility contains 48,200 square feet of production, laboratory and administrative space, as well as a newly completed 7,200 square foot facility for clinical-grade milk collection and processing. The facility also currently houses more than 500 goats. GTC believes its and Genzyme's current facilities are adequate for significant further development of commercial transgenic products. GTC also currently utilizes animal housing, care and treatment facilities operated by Tufts in Massachusetts.

    GTC ALSO OWNS OR LEASES SITES FOR EACH OF ITS TESTING LABORATORIES. The Company's Mason Laboratories occupy two facilities in Worcester, Massachusetts, the largest of which is an approximately 107,600 square foot preclinical testing facility, leased through March 2005. In addition, GTC owns an adjacent building that consists of 46,800 square feet, of which 9,400 square feet of space has been renovated and an additional 18,700 square feet is now being renovated for preclinical testing. The remaining 18,700 square feet is shell space available for future expansion.

    In addition, GTC owns and occupies a 57,000 square-foot preclinical testing facility in Redfield, Arkansas; occupies a 37,000 square-foot preclinical testing facility in Horsham, Pennsylvania, under a lease which expires in June 2002; operates its formulation business in a 10,500 square-foot laboratory facility in Cambridge, Massachusetts under a lease that expires in October 2002; and occupies a 20,600 square-foot laboratory and office facility in Rockville, Maryland, under a lease expiring in December 2000.

    The operations of the Company's former subsidiary, Health and Sciences Research Incorporated ("HSRI") were located in a 20,700 square foot facility in Englewood, New Jersey under a lease expiring in August 1998. The Company has sublet approximately 6,000 square feet of this space and is attempting to sublet the remainder.

                           ITEM 3. LEGAL PROCEEDINGS

    The Company and Pharming B.V. entered into a license agreement (the "License Agreement") on September 21, 1994, under which the Company and Pharming B.V. cross-licensed to the other various intellectual property rights under certain patents relating to the transgenic production of proteins. On December 21, 1995, Pharming B.V. filed a request for arbitration under the License Agreement, claiming breach of that agreement on various grounds. The plaintiff is seeking rescission of the Company's intellectual property rights under the License Agreement and/or affirmation of Pharming's purported termination of the License Agreement on July 3, 1996, and unspecified damages. GTC has denied Pharming B.V.'s allegations and Pharming's authority to terminate the License Agreement and has filed a counterclaim alleging that Pharming B.V.'s request for arbitration was filed for improper purposes. While the outcome of the arbitration proceeding cannot be determined, GTC believes that GTC will be able to defend this proceeding successfully. There can be no assurance, however, that GTC will prevail in the defense of the arbitration proceeding. Failure by the Company to prevail for any reason could have a material adverse effect on the future operations of the Company, including potential delays in the commercialization of the Company's transgenic proteins and increased costs.

    On June 17, 1994, a lawsuit was filed in the Court of Chancery of the State of Delaware for New Castle County,

Civil Action No 13569, on behalf of the stockholders of TSI naming the Company, TSI and each of the directors of TSI as defendants. The complaint alleges, among other things, that (i) the terms of the merger between TSI and a subsidiary of GTC pursuant to the Agreement and Plan of Merger dated June 14, 1994 among TSI, GTC and such subsidiary of GTC (the "Merger Agreement") are unfair to the TSI stockholders, (ii) TSI's directors breached their fiduciary duties to the TSI stockholders in authorizing TSI to enter into the Merger Agreement and failing to conduct an auction for TSI, and (iii) GTC aided and abetted the TSI directors in the breach of their fiduciary duty. The lawsuit seeks an unspecified amount of damages and a court order to unwind the Merger. The Company, TSI and the directors of TSI have denied the allegations set forth in the complaint and intend to vigorously defend the lawsuit. On or about September 21, 1994, GTC filed a motion to dismiss all claims asserted against it in the litigation. Plaintiffs have not filed a substantive opposition to GTC's motion to dismiss, and the motion to dismiss remains pending before the court.

    Except as described above, GTC is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal year 1996, no matter was submitted to a vote of the security holders of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    The Common Stock of GTC commenced trading on July 9, 1993 in the Nasdaq National Market System under the symbol GZTC. Quarterly high and low sales prices for the stock as reported by the National Market System are shown below.

                         HIGH        LOW
                       ---------  ---------
1994:
1st Quarter..........   8 1/2        6 1/2
2nd Quarter..........   7            4 1/4
3rd Quarter..........   4 3/4        3
4th Quarter..........   3 7/8        2

1995:
1st Quarter..........   3 1/8       1 1/2
2nd Quarter..........   3 5/8       1 7/8
3rd Quarter..........   6 1/8       2 7/16
4th Quarter..........   5 7/8       4

1996:
1st Quarter..........   7 1/8        4 3/8
2nd Quarter..........  10 5/8        5
3rd Quarter..........   8 1/8        3 3/4
4th Quarter..........   7 1/4        5 1/8

    On March 5, 1997, there were approximately 742 shareholders of GTC of record.

    The Company has never paid a cash dividend on its Common Stock and currently expects that future earnings will be retained for use in its business.

    On March 31 and June 30, 1996, the Company exercised its option to convert an aggregate of $1,673,000 of its debt to Genzyme under a Convertible Debt Agreement in exchange for an aggregate of 219,565 shares of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below as of December 29, 1996 and December 31, 1995 and for each of the three fiscal years in the period ended December 29, 1996 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The selected financial data set forth below as of December 31, 1994, 1993, and 1992, and for the years ended December 31, 1993, and 1992 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

                    SELECTED CONSOLIDATED FINANCIAL DATA
                (Dollars in thousands except per share data)

                                                               FOR THE FISCAL YEARS ENDED
                                          --------------------------------------------------------------------
                                          DECEMBER 29,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                              1996          1995          1994          1993          1992
                                          ------------  ------------  ------------  ------------  ------------
Statement of Operations Data:
Revenues:
  Services..............................   $   38,496    $   26,399    $    4,465    $       --     $      --
  Research and development..............        8,338         6,022         4,097         3,222         2,247
  Products..............................           --            --           909            --            --
                                          ------------  ------------  ------------  ------------  ------------
                                               46,834        32,421         9,471         3,222         2,247
Costs and expenses:
  Services..............................       33,901        24,250         5,157            --            --
  Research and development..............        8,684         6,394         4,671         3,143         2,272
  Products..............................           --            --           841            --            --
  Selling, general and administrative...       11,146         8,919         3,596         1,088           635
  Equity in loss of Joint Venture.......          356           713           582            --           326
  Impairment of investment in Joint
    Venture.............................           --            --            58           318           163
                                          ------------  ------------  ------------  ------------  ------------
                                               54,087        40,276        14,905         4,549         3,396
                                          ------------  ------------  ------------  ------------  ------------
Loss from continuing operations.........       (7,253)       (7,855)       (5,434)       (1,327)       (1,149)
Other income and (expenses):
  Interest income.......................           85            32           238           156             --
  Interest expense......................       (1,138)       (1,007)         (263)           --            --
  Other income..........................          587           780            --            --            --
                                          ------------  ------------  ------------  ------------  ------------
Loss from continuing operations before
  income taxes..........................       (7,719)       (8,050)       (5,459)       (1,171)       (1,149)
Provision (benefit for income taxes)....           27        (2,346)            7            --            --
Loss from continuing operations.........   $   (7,746)   $   (5,704)   $   (5,466)   $   (1,171)   $   (1,149)
                                          ------------  ------------  ------------  ------------  ------------
Discontinued operations Income from
  discontinued clinical operations (less
  applicable taxes of $239 and $21).....           --           412           182            --            --
Gain on disposal of clinical operations
  (less applicable income taxes of
  $3,401)...............................           --         1,159            --            --            --
Net loss................................   $   (7,746)   $   (4,133)   $   (5,284)   $   (1,171)   $   (1,149)
                                          ------------  ------------  ------------  ------------  ------------
                                          ------------  ------------  ------------  ------------  ------------
Results per weighted average number of
  common shares (a):
From continuing operations..............   $    (0.52)   $    (0.48)   $    (0.83)   $    (0.44)
                                          ------------  ------------  ------------  ------------  ------------
                                          ------------  ------------  ------------  ------------  ------------
Net loss................................   $    (0.52)   $    (0.35)   $    (0.80)   $    (0.44)
                                          ------------  ------------  ------------  ------------  ------------
                                          ------------  ------------  ------------  ------------  ------------
Weighted average number of shares
  outstanding (a).......................   14,801,725    11,788,542     6,598,545     2,632,070


                                     DECEMBER 29,       DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                         1996               1995           1994           1993            1992
                                     ------------       ------------   ------------   ------------    ------------
Statement of Operations Data:
Revenues:
  Services.......................      $ 38,496           $ 26,399       $  4,465        $     --         $    --
  Research and development.......         8,338              6,022          4,097           3,222           2,247

Balance Sheet Data:
  Cash and cash equivalents......      $  8,894           $  5,825       $    816        $  8,417         $   761
  Short-term investments.........            --                 --          2,231           1,944              --
  Working capital................          (116)            (7,011)        (7,858)          9,882            (137)
  Total assets...................        66,704             58,042         47,993          10,527           1,213
  Long-term liabilities..........         6,742              7,179          9,082              --              --
  Stockholders' equity...........        35,204             27,288         19,424          10,014             302

    There were no cash dividends paid for any period presented.

------------------------

(a) Net loss per common share and weighted average number of common shares outstanding have not been presented for fiscal year 1992 because the Company operated as a division of Genzyme Corporation during that period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 29, 1996 AS COMPARED TO YEAR ENDED DECEMBER 31, 1995

Total revenues for 1996 were $46.8 million compared with $32.4 million in 1995, an increase of $14.4 million or 44%. Service revenues for 1996 were $38.5 million compared with $26.4 million in 1995, an increase of $12.1 million or 46%. Research and development revenues increased to $8.3 million in 1996 compared with $6.0 million in 1995, an increase of $2.3 million or 38%, due primarily to an increase in activity and revenues related to the development of the Company's lead compound, transgenic antithrombin III ("AT-III").

Cost of services for 1996 were $33.9 million compared with $24.3 million in 1995, an increase of $9.6 million or 40%, due to increased service volumes. Research and development expenses increased to $8.7 million in 1996 compared with $6.4 million in 1995, an increase of $2.3 million or 36%. The increase was due to increased activity relating to the development of AT-III, which, in the second half of 1996, had an Investigational New Drug Filing ("IND") approved by the Food and Drug Administration ("FDA") and entered into Phase I/II clinical trials.

Gross profit amounted to $4.2 million in 1996 compared with $1.8 million in 1995. Gross profit on services in 1996 was $4.6 million, a gross margin of 12%, versus $2.1 million, a gross margin of 8% in 1995. The majority of the improvement in service margins was due to increased service revenues as a result of continued marketing efforts with an emphasis on developing significant client relationships and a shift to higher margin services.

Selling, general and administrative ("SG&A") expenses increased to $11.1 million in 1996 from $8.9 million in 1995, an increase of $2.2 million or 25%. The increase was due primarily to increased investment in sales and marketing and to the growth in the testing services operations.

Interest income increased to $85,000 in 1996 from $32,000 in 1995, an increase of $53,000 or 166%, primarily due to the investment of funds received from the Company's 1996 public offering. Interest expense was $1.1 million in 1996 compared with $1.0 million in 1995, an increase of $131,000 or 13%. Of the 1996 total, $902,000 represents interest incurred by the testing service operations, $167,000 represents interest for the financing of the transgenic production facility and $61,000 represents interest incurred under the Convertible Debt and Development Funding Agreement with Genzyme (the "Genzyme Credit Line") (see Item 8 and Note 5 to the consolidated financial statements).

The Company recognized $356,000 of Joint Venture losses in 1996 compared to $713,000 in 1995, a decrease of $357,000 or 50%. The decrease is due to reduced funding received from the Joint Venture during 1996.

The Company recognized $587,000 of non-operating income in 1996 compared to $780,000 in 1995, a decrease of $193,000 or 25%. Of the 1996 total, $538,000 represents the collection of the final payments of the promissory note received in connection with the 1995 sale of the TSI Center for Diagnostic Products, Inc. ("CDP").

The Company had income from its discontinued clinical operations of $412,000 in 1995. The 1995 income represents the results of operations (net of tax) for the first three quarters of 1995 for GDRU Limited ("GDRU") and Health and Sciences Research Incorporated ("HSRI"). These operations were acquired by the Company as part of the TSI Corporation ("TSI") acquisition in October 1994. GDRU was sold effective as of September 1, 1995 and the HSRI operation was shutdown in August 1995.

The Company realized a $1,159,000 gain on the disposal of clinical operations in 1995 from the sale of GDRU.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO YEAR ENDED DECEMBER 31, 1994

Total revenues for 1995 were $32.4 million compared with $9.5 million in 1994, an increase of 242%. Service revenues for 1995 were $26.4 million compared with $4.5 million in 1994, an increase of 491%. The increase was primarily due to the inclusion of a full year of TSI operations, compared to one quarter of TSI operations in 1994, as well as to the inclusion of the operations of BioDevelopment Laboratories, Inc. ("BDL") for six months in 1995. There were no product revenues in 1995, compared to $909,000 in 1994, due to the sale of CDP in January 1995. Research and development revenues increased to $6.0 million in 1995 from $4.1 million in 1994, an increase of 47%, due primarily to an increase in activity and revenues related to the research and development agreement between the Company and SMI Genzyme Ltd., a joint venture between the Company and Sumitomo Metal Industries Ltd. (the "Joint Venture"), and a significant commercial contract that utilizes the transgenic production facility.

Cost of services for 1995 was $24.3 million compared with $5.2 million in 1994. The increase reflects a full year of the TSI operations in 1995 compared to one quarter in 1994. Due to the sale of CDP, there was no cost of products in 1995 compared to $841,000 in 1994. Research and development expenses increased to $6.4 million in 1995 compared to $4.7 million in 1994, an increase of 37%. The increase reflected a full year of expenses relating to the operations of the transgenic production facility which began operations in July 1994. The remainder of the increase in research and development expenses was due to higher expenditures on the AT-III program funded by the Joint Venture.

Gross profit amounted to $1.8 million in 1995 versus a loss of $1.2 million in 1994. Gross profit on services was $2.1 million, a gross margin of 8%, versus a loss of $692,000 in 1994. The increase in gross profit was due to higher sales reflecting greater customer confidence in the financial viability of TSI after the acquisition as well as greater emphasis on developing significant client relationships.

SG&A expenses increased to $8.9 million in 1995 from $3.6 million in 1994. Of the 1995 amount, $7.1 million represented the SG&A expenses of TSI for a full year in 1995 versus $1.8 million for one quarter in 1994, an increase of $5.3 million. The 1995 amount also reflected $1.1 million of goodwill amortization. Exclusive of TSI and BDL, SG&A expenses remained generally constant.

Interest income decreased to $32,000 in 1995 from $238,000 in 1994, a decrease of 87%, primarily due to the use in operations of the funds that previously were invested. Interest expense was $1.0 million in 1995 compared to $263,000 in 1994, an increase of 283%. Of the 1995 total, $827,000 represented interest incurred by the testing service operations and $180,000 represented interest incurred on the financing provided by Genzyme Corporation ("Genzyme") for the construction of the transgenic production facility.

The Company recognized $713,000 of Joint Venture losses in 1995 compared to $582,000 in 1994, an increase of 23%. The increase in the loss was due to the increased research and development activity which the Joint Venture funded during the period.

The Company recognized $780,000 of non-operating income in 1995 compared to none in 1994. Of the total, $356,000 represented the Company's portion of the proceeds from the sale of one of the transgenic animal models owned by Exemplar Corporation ("Exemplar"), a former customer of TSI, to a third party. In November 1993, TSI relinquished all rights to Exemplar's transgenic animal models, subject to the potential to receive a portion of the proceeds of the sale of any of the models to a third party. The remaining $424,000 represented collection of the first payment of the promissory note received in connection with the sale of CDP.

Income from discontinued clinical operations was $412,000 in 1995 compared with $182,000 in 1994. The income represented the results of operations (net of tax) for GDRU and HSRI. The Company recognized a gain on disposal of clinical operations in the amount of $1.2 million in 1995. The net gain on the disposal of GDRU reflected a tax charge of $3.4 million and a write-down of goodwill identifiable with GDRU of $2.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK-BASED COMPENSATION in 1996. SFAS 123 requires the Company to disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value based method beginning in fiscal 1996 with comparable disclosure for fiscal 1995.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE. SFAS 128 specifies the computation, presentation and disclosure requirements for Earnings Per Share ("EPS"). This statement will be effective for fiscal year 1997 and will require restatement of all prior period EPS data presented. Management has not determined the financial impact of adopting this statement.

LIQUIDITY AND FINANCIAL RESOURCES

At December 29, 1996, the Company had cash and cash equivalents of $8.9 million. During 1996, the Company had a $4.5 million net increase in cash; $7.1 million of cash was used in operations (due primarily to the net loss of $7.7 million and an increase in net assets of $4.0 million offset by $4.6 million of non-cash charges), $3.5 million was invested in capital equipment and further expansion of the transgenic production facility, and $1.7 million was used to pay down long-term debt. Sources of funds during the period included net proceeds from the Company's secondary public offering of $12.7 million, $1.7 million of net advances under the Genzyme Credit Line (see Notes 5 and 10 to the consolidated financial statements) and $1.4 million of proceeds from the sale of GDRU which were released from escrow during 1996.

In August 1996, the Company completed a public offering of 3,450,000 shares of Common Stock (the "Offering") providing net proceeds of $12.7 million to the Company. Subsequent to the Offering, the Company paid down the $1.4 million balance on the Genzyme Credit Line. As of December 29, 1996, no amounts were outstanding and $8.3 million was available under the Genzyme Credit Line.

During 1996, the Company received a $2.0 million increase in its lease line with a commercial leasing company. Leases under the line require monthly payments over 48-60 months at an annual interest rate of 11% with a fair market value buyout at the end of the lease term. As of December 29, 1996, $1 million of the increased lease line was utilized and $1 million was available for use in 1997.

In the fourth quarter of 1996, the Company received a commitment from another commercial leasing company for $2 million to fund 1997 equipment additions (see Note 13 to the consolidated financial statements). Leases under this line will require monthly payments over 48 months at an annual interest rate of 11% with a fair market value buyout provision at the end of the lease term.

In October 1996, the Company began a $3 million expansion of its Mason Laboratory facility which is expected to be completed in April 1997. The Company expects to finance this project through a consortium consisting of state and local governmental agencies in conjunction with a commercial bank. Although approval of this financing is anticipated, formal approval has not been received to date and cannot be assured.

In March 1997, the Company received an extension of the revolving line of credit ("Credit Agreement") with a commercial bank through March 31, 1999. Under the agreement, the Company may borrow up to $6 million and $1.5 million for an existing standby letter in support of a major facility lease. As of December 29, 1996, the Credit Line was fully drawn and nothing had been drawn on the standby Letter of Credit. Under the extension, the interest rate on the Credit Line will be reduced to the Eurodollar rate plus 0.5%.

The Company had a working capital deficit of $116,000 at December 29, 1996, compared to a deficit of $7.0 million at December 31, 1995. The Company expects to operate with negative working capital for the foreseeable future. As of December 29, 1996, the Company had $8.3 million available under the Genzyme Credit Line and commitments for an additional $3.0 million of capital lease financing. Under the Company's 1997 operating plan, existing cash balances, along with funds available under the Genzyme Credit Line and capital lease lines, are expected to be sufficient to fund the Company through March 31, 1998.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the results of the Company's testing services business, the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances, regulatory requirements and the Company's ability to complete the financing for the Mason Laboratory expansion. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

FINANCIAL STATEMENTS

Response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is set forth in part under the captions "ELECTION OF DIRECTORS" and "SECURITIES EXCHANGE ACT REPORTING" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 28, 1997 (the "Proxy Statement") which are incorporated herein by reference, and the remainder of such information is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 1A hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information set forth under the caption "SHARE OWNERSHIP" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "EXECUTIVE EMPLOYMENT AGREEMENTS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Proxy Statement is incorporated herein by reference. See also, Notes 2, 6 and 10 to the Consolidated Financial Statements included herewith.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) (1) See Item 8 of this report

All schedules have been omitted because the required information is not applicable or not present in amounts sufficient to required submission of the schedule, or because the information required is in the consolidated financial statements or the notes thereto.

The Exhibits to this report are listed below under Part IV, Item 14(c) hereof.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 29, 1996

(c) Exhibits

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------

   2.1       Agreement and Plan of Merger, dated as of June 14, 1994, among TSI Corporation ("TSI"), Genzyme
             Transgenics Corporation ("GTC") and New Acorn Corporation. Filed as Appendix A to the Joint Proxy
             Statement--Prospectus included in Part I of the Company's Registration Statement on Form S-4, File
             No. 33-80924 (the "GTC S-4") and incorporated herein by reference.

   2.2       Asset Purchase and Sale Agreement, dated January 3, 1995, between The TSI Center for Diagnostic
             Products, Inc. and BioVest, Inc. Filed as Exhibit 2.2 to the original filing of the Company's report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this Agreement are omitted. A list of such schedules appears in the table of contents to the Agreement. The Company hereby undertakes to furnish supplementally upon request a copy of any such schedule to the
             Commission.

   2.3       Agreement and Plan of Merger, dated May 23, 1995, among GTC, Biodevelopment Laboratories, Inc. and
             BDL Acquisition Corp. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated July 3,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

   2.4       Share Purchase Agreement, dated as of September 1, 1995, among GTC, TSI and Quintiles Holdings
             Limited. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated September 19, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

   3.1       Restated Articles of Organization of GTC, filed with the Secretary of the Commonwealth of
             Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to GTC's Report on Form 10-K, File No.
             0-21794, for the year ended December 31, 1993 (the "GTC 1993 10-K") and incorporated herein by reference.

   3.2       By-Laws of GTC, as amended to date. Filed as Exhibit 3.2 to GTC's Registration Statement on Form S-1,
             File No. 33-62782 (the "GTC S-1") and incorporated herein by reference.





   4.1       GTC Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the GTC S-1 and incorporated herein by reference.

 4.2.1       TSI Specimen Warrant Certificate. Filed as Exhibit 4.8 to the TSI Registration Statement on Form S-3,
             File No. 33-48107, and incorporated herein by reference.

 4.2.2       Form of Notice of Assumption by GTC of the TSI warrants to which Exhibit 4.2.1 to this Report relate.
             Filed as Exhibit 4.2.2 to the original filing of the Company's report on Form 10-K for the year ended
             December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

   4.3       TSI Common Stock Purchase Warrant No. F-1 issued to The First National bank of Boston ("FNBB") on
             October 28, 1993. Filed as Exhibit 4.6 to the GTC S-4 and incorporated herein by reference.

   4.4       TSI Common Stock Purchase Warrant No. G-1, dated September 27, 1994, issued to Financing for Science
             International, Inc. ("FSI"). Filed as Exhibit 4.4 to the original filing of the Company's report on
             Form 10-K for the year ended December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

   4.5       Form of Notice of Assumption by GTC of the TSI Common Stock Purchase Warrants Nos. F-1 and G-1. Filed
             as Exhibit 4.5 to the original filing of the Company's report on Form 10-K for the year ended
             December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

   4.6       Common Stock Purchase Warrant, dated June 30, 1995, issued to FSI. Filed as Exhibit 10.9 to the
             Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

   4.7       Common Stock Purchase Warrant, dated July 3, 1995, issued to Genzyme. Filed as Exhibit 10.5 to the
             Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

   4.8       Common Stock Purchase Warrant, dated March 13, 1996, issued to FSI. Filed as Exhibit 4.8 to the
             Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

  10.1       Technology Transfer Agreement between GTC and Genzyme Corporation ("Genzyme"), dated as of May 1,
             1993. Filed as Exhibit 2.1 to the GTC S-1 and incorporated herein by reference.

  10.2       Research and Development Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit
             10.1 to the GTC S-1 and incorporated herein by reference.

  10.3       Services Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.2 to the GTC
             S-1 and incorporated herein by reference.

  10.4       Sublease Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.3 to the GTC
             S-1 and incorporated herein by reference.

  10.5       License Agreement between GTC and Genzyme, as successor to IG Laboratories, Inc., dated as of May 1,
             1993. Filed as Exhibit 10.4 to the GTC S-1 and incorporated herein by reference.

  10.6       Series A Convertible Preferred Stock Purchase Agreement between GTC and Genzyme, dated as of May 1,
             1993. Filed as Exhibit 10.5 to the GTC S-1 and incorporated herein by reference.





10.7.1       Mortgage and Security Agreement, dated as of June 30, 1995, between GTC and Genzyme. Filed as Exhibit
             10.6 to the Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

10.7.2       First Amendment to Mortgage and Security Agreement, dated as of December 15, 1995, between GTC and
             Genzyme. Filed as Exhibit 10.7.2 to the Company's report on Form 10-K for the year ended December 31,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

 10.8*       GTC 1993 Equity Incentive Plan, as amended through the date of this report. Filed herewith.

 10.9*       GTC 1993 Employee Stock Purchase Plan, as amended through the date of this report. Filed herewith.

10.10*       GTC 1993 Director Stock Option Plan, as amended through the date of this report. Filed herewith.

10.11        GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as
             Exhibit 10.9 to the GTC S-1 and incorporated herein by reference.

10.12        GTC Form of Agreement Not to Compete, together with a schedule of parties thereto. Filed as Exhibit
             10.10 to the GTC S-1 and incorporated herein by reference.

10.13        Form of Indemnification Agreement between GTC and its directors, together with a schedule of the parties thereto. Filed as Exhibit 10.12 to the original filing of the Company's report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference. Such agreements are materially different only as to the signing directors and the dates of execution.

10.14        License Agreement between GTC and Biogen, Inc., dated December 26, 1990. Filed as Exhibit 10.12 to the GTC S-1 and incorporated herein by reference.

10.15        Agreement between GTC, SMI Genzyme Limited ("SMIG") and a European pharmaceutical company, dated as of September 29, 1990. Filed as Exhibit 10.13 to the GTC S-1 and incorporated herein by reference.

10.16        Research and Development Agreement between Genzyme and SMIG, dated as of September 11, 1990, filed as
             Exhibit 10.14 to the GTC S-1, as amended by an Agreement between GTC and SMIG, dated as of March 15,
             1994, filed as Exhibit 10.1 to GTC's Report on Form 10-Q for the quarter ended March 31, 1994, and, in each case, incorporated herein by reference.

10.17        Joint Venture and Shareholders Agreement between GTC, Sumitomo Metal Industries, Ltd. ("SMI") and
             SMIG, dated as of September 7, 1990. Filed as Exhibit 10.15 to the GTC S-1 and incorporated herein by reference.

10.18        Shareholders' Subscription Agreement among GTC, SMI and SMIG, dated as of March 15, 1994. Filed as
             Exhibit 10.17 to the GTC 1993 10-K and incorporated herein by reference.

10.19.1      Cooperation and Licensing Agreement between GTC and Tufts University, dated September 6, 1988, as amended through May 13, 1993. Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.




10.19.2      Amendment No. 7, dated April 1, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.6 to
             the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

10.19.3      Amendment No. 8, dated October 21, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.7
             to the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

10.19.4      Amendment No. 9, dated December 1, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.8
             to the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

10.19.5      Amendment No. 10, dated November 1, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.9
             to the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

10.19.6      Amendment No. 11, dated May 25, 1995, to Cooperation and License Agreement. Filed as Exhibit 10.10 to
             the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

10.20        United States Patent No. 4,873,191 Sublicense Agreement between DNX, Inc. and Genzyme Corporation
             Regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February
             1, 1990; and letter of amendment, dated April 19, 1991. Filed together as Exhibit 10.17 to the GTC
             S-1 and incorporated herein by reference.

10.21.1      Indenture of Lease, dated March 17, 1986, between TSI Mason Laboratories, Inc., ("Mason") and Stephen
             W. Wolfe and William C. Greene as Trustees of the Fifty-Seven Union Street Trust (the "TSI Mason
             Lease"). Filed as Exhibit 10.15 to the Registration Statement of TSI on Form S-1, File No. 33-33708,
             and incorporated herein by reference.

10.21.2      Amendment to the TSI Mason Lease, dated September 30, 1993. Filed as Exhibit 10.4 to Amendment No. 1
             to TSI's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (the "TSI 1993 10-K") and incorporated herein by reference.

10.22        Guaranty by TSI of the obligations of Mason under the TSI Mason Lease. Filed as Exhibit 10.41 to the
             TSI 1993 10-K and incorporated herein by reference.

10.23        Lease Agreement, dated September 25, 1989, between TSI and Laboratory Animal Services, Inc. and Greg
             E. Beatty and Betty L. Beatty. Filed as Exhibit 10.15 to TSI's Annual Report on Form 10-K for the
             fiscal year ended July 1, 1990 and incorporated herein by reference.

10.24.1      Lease Agreement, dated November 14, 1990, between TSI and Hechinger Enterprises (the "Hechinger
             Lease"). Filed as Exhibit 10.21 to Amendment No. 2 to TSI's Registration Statement on Form S-1, File
             No. 33-39008 and incorporated herein by reference.

10.24.2      First Amendment to the Hechinger Lease, dated January 20, 1991. Filed as Exhibit 10.22 to Amendment
             No. 1 to the TSI Registration Statement on Form S-1 (File No. 33-39008) and incorporated herein by reference.

10.25        Non-Competition and Confidentiality Agreement, dated as of August 7, 1991, between TSI and Mildred S.
             Christian. Filed as Exhibit 10.27 to Amendment No. 2 to the TSI January Registration Statement on
             Form S-1 (File No. 33-44724) and incorporated herein by reference.

10.26        Agreement to Terminate Existing Leases and Contemporaneously to Enter Into a New Lease, dated as of
             July 1, 1992, between Hefferman and Partners and Argus Research Laboratories,




             Inc. Filed as Exhibit 10.31 to the TSI 1993 10-K and incorporated herein by reference.

10.27        Lease Agreement, dated as of October 8, 1992, between W.M. Rickman Construction Company and TSI
             Washington Laboratories, Inc. Filed as Exhibit 10.32 to the TSI 1993 10-K and incorporated herein by reference.

10.28.1      Revolving Credit Agreement, dated July 3, 1995, among GTC, certain of its subsidiaries and FNBB.
             Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the period ended July 2, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

10.28.2      First Amendment to Revolving Credit Agreement, dated as of September 15, 1995 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.2 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

10.28.3      Second Amendment to Revolving Credit Agreement, dated as of December 22, 1995 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.3 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

10.28.4      Third Amendment to Revolving Credit Agreement, dated as of March 29, 1996 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.4 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

  10.29      Security Agreement, dated July 3, 1995, by GTC and certain of its subsidiaries in favor of Genzyme.
             Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the period ended July 2, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

10.30.1      Reimbursement Agreement, dated July 3, 1995, among GTC, certain of its subsidiaries and Genzyme.
             Filed as Exhibit 10.4 to the Company's report on Form 10-Q for the period ended July 2, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

10.30.2      First Amendment to Reimbursement Agreement, dated December 15, 1995, among GTC, certain of its subsidiaries and Genzyme. Filed as Exhibit 10.30.2 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

  10.31      Convertible Debt and Development Funding Agreement, dated as of March 29, 1996, between GTC and
             Genzyme. Filed as Exhibit 10.31 to the Company's report on Form 10-K for the year ended December 31,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

  10.32      Subordination Agreement, dated as of March 29, 1996, among GTC, Genzyme and FNBB. Filed as Exhibit
             10.32 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

10.33.1      Term Loan Agreement, dated as of December 15, 1995, among GTC, FNBB and Genzyme. Filed as Exhibit
             10.33.1 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File
             No. 0-21794) and incorporated herein by reference.



10.33.2      First Amendment to Term Loan Agreement, dated as of March 29, 1996, among GTC, FNBB and Genzyme.
             Filed as Exhibit 10.33.2 to the Company's report on Form 10-K for the year ended December 31, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

  10.34      Amendment to Standby Letter of Credit, dated as of June 29, 1994, issued by FNBB in favor of Stephen
             W. Wolfe and William C. Greene, as Trustees of the Fifty-Seven Union Street Trust. Filed as Exhibit
             10.43 to the GTC S-4 and incorporated herein by reference.

  10.35      Master Equipment Lease Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as
             Exhibit 10.33 to the original filing of the Company's report on Form 10-K for the year ended December
             31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

  10.36      Reserve Pledge and Security Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as
             Exhibit 10.34 to the original filing of the Company's report on Form 10-K for the year ended December
             31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

   10.37     Security Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as Exhibit 10.35 to the original filing of the Company's report on Form 10-K for the year ended December 31, 1994
             (Commission File No. 0-21794) and incorporated herein by reference.

   10.38     Intercreditor Agreement, dated as of July 3, 1995, among GTC, TSI, certain other subsidiaries of GTC,
             FNBB and FSI. Filed as Exhibit 10.7 to the Company's report on Form 10-Q for the period ended July 2,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

   10.39     Guaranty of Lease, dated as of June 30, 1995, by GTC in favor of FSI. Filed as Exhibit 10.8 to the
             Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

   10.40     Conversion and Registration Rights Agreement, dated as of June 29, 1994, between GTC and TSI. Filed as Exhibit 10.47 to the GTC S-4 and incorporated herein by reference.

   10.41     Common Stock Purchase Agreement, dated as of June 8, 1995, between GTC and Genzyme. Filed as Exhibit
             10.1 to the Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

  10.42*     Employment Agreement, dated March 28, 1996, between GTC and James A. Geraghty. Filed as Exhibit 10.42 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

  10.43*     Employment Agreement, dated March 28, 1996, between GTC and John B. Green. Filed as Exhibit 10.43 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794)
             and incorporated herein by reference.

  10.44*     Employment Agreement, dated March 28, 1996, between GTC and Peter Glick. Filed as Exhibit 10.44 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794)
             and incorporated herein by reference.

  10.45*     Employment Agreement, dated March 27, 1996, between GTC and Harry Meade. Filed as Exhibit 10.1 to the Company's report on Form 10-Q for the period ended March 31, 1996
             (Commission File No. 0-21794) and incorporated herein by reference.

  10.46*     Form of Employment and Consulting Agreement among GTC, TSI and Robert W. Baldridge. Filed as Exhibit
             10.56 to the GTC S-4 and incorporated herein by reference.

      23     Consent of Coopers & Lybrand. Filed herewith.

      27     Financial Data Schedule. Filed herewith.

      99     Important Factors Regarding Forward-Looking Statements. Filed herewith.

------------------------

*   Indicates a management contract or compensatory plan.

FORM 10-K-ITEM 8, 14 (a) (1) and (2), and (d)

GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Genzyme Transgenics Corporation and subsidiaries are included in Item 8:

Report of Coopers & Lybrand L.L.P.--Independent Accountants

Consolidated Balance Sheets--December 29, 1996 and December 31, 1995

Consolidated Statements of Operations--For the fiscal years ended December 29, 1996 and December 31, 1995 and 1994

Consolidated Statements of Stockholders' Equity--For the fiscal years ended December 29, 1996 and December 31, 1995 and 1994

Consolidated Statements of Cash Flows--For the fiscal years ended December 29, 1996 and December 31, 1995 and 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    All schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Genzyme Transgenics Corporation:

We have audited the consolidated balance sheets of Genzyme Transgenics Corporation as of December 29, 1996 and December 31, 1995 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three fiscal years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genzyme Transgenics Corporation as of December 29, 1996 and December 31, 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.


                                             /s/ Coopers & Lybrand LLP.
Boston, Massachusetts
February 24, 1997, except as to
the information presented in Note 13,
for which the date is March 17, 1997

                GENZYME TRANSGENICS CORPORATION
                  CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands except share amounts)

                                                                         DECEMBER 29,  DECEMBER 31,
                                                                             1996          1995
                                                                         ------------  ------------
                                       ASSETS
Current assets:
 Cash and cash equivalents.............................................   $    8,894    $    4,400
 Restricted cash.......................................................       --             1,425
 Accounts receivable, net of allowance of $422 and $803 at December
  29,1996 and December 31, 1995, respectively..........................        7,499         4,035
 Unbilled contract revenue (including $664 and $539 from related parties
  at December 29, 1996 and December 31, 1995, respectively)............        6,740         5,895
 Other current assets..................................................        1,509           809
                                                                         ------------  ------------
    Total current assets...............................................       24,642        16,564
Net property, plant, and equipment.....................................       20,566        17,776
Costs in excess of net assets acquired, net............................       20,695        21,856
Investment in Joint Venture............................................          283           639
Other assets...........................................................          518         1,207
                                                                         ------------  ------------
                                                                          $   66,704    $   58,042
                                                                         ------------  ------------
                                                                         ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................................   $    2,992    $    3,229
 Accounts payable--Genzyme Corporation.................................        1,339         1,140
 Revolving line of credit..............................................        6,000         6,000
 Accrued expenses......................................................        5,911         6,962
 Advance payments......................................................        6,649         4,690
 Current portion of long-term debt and capital leases..................        1,867         1,554
                                                                         ------------  ------------
   Total current liabilities...........................................       24,758        23,575
 Long-term debt and capital leases, net of current portion.............        5,708         5,725
 Deferred lease obligation.............................................          508           402
 Other liabilities.....................................................          526         1,052
                                                                         ------------  ------------
   Total liabilities...................................................       31,500        30,754
Commitments and Contingencies (Note 4)
Stockholders' equity:
 Preferred stock, $.01 par value; authorized 5,000,000
  shares, none outstanding.............................................          --            --
 Common stock,  $.01 par value; 24,000,000 shares authorized;
  17,130,901 and 13,151,113 shares issued and outstanding at December
  29, 1996 and December 31, 1995, respectively.........................          171           132
 Capital in excess of par value........................................       52,974        37,351
 Accumulated deficit...................................................      (17,931)      (10,185)
 Accumulated translation adjustment....................................          (10)          (10)
                                                                         ------------  ------------
   Total stockholders' equity..........................................       35,204        27,288
                                                                         ------------  ------------
                                                                          $   66,704    $   58,042
                                                                         ------------  ------------
                                                                         ------------  ------------

    The accompanying notes are an integral part of the consolidated financial statements.

                   GENZYME TRANSGENICS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
       (Dollars in thousands except share and per share amounts)

                                                                               FOR THE FISCAL YEARS ENDED
                                                                      --------------------------------------------
                                                                      DECEMBER 29,   DECEMBER 31,    DECEMBER 31,
                                                                          1996           1995            1994
                                                                      ------------  ---------------  ------------
Revenues:
  Services..........................................................   $   38,496   $        26,399   $    4,465
  Research and development..........................................        8,338             6,022        4,097
  Products..........................................................           --                --          909
                                                                      ------------  ---------------  ------------
                                                                           46,834            32,421        9,471
Costs and operating expenses:
  Services..........................................................       33,901            24,250        5,157
  Research and development..........................................        8,684             6,394        4,671
  Products..........................................................           --                --          841
  Selling, general and administrative...............................       11,146             8,919        3,596
  Equity in loss of Joint Venture...................................          356               713          582
  Impairment of investment in Joint Venture.........................           --                --           58
                                                                      ------------  ---------------  ------------
                                                                           54,087            40,276       14,905
                                                                      ------------  ---------------  ------------
Loss from continuing operations.....................................       (7,253)           (7,855)      (5,434)
Other income (expense):
  Interest income...................................................           85                32          238
  Interest expense..................................................       (1,138)           (1,007)        (263)
  Other income......................................................          587               780           --
                                                                      ------------  ---------------  ------------
Loss from continuing operations before income taxes.................       (7,719)           (8,050)      (5,459)
Provision (benefit) for income taxes................................           27            (2,346)           7
                                                                      ------------  ---------------  ------------
Loss from continuing operations.....................................   $   (7,746)  $        (5,704)  $   (5,466)
Discontinued operations
  Income from discontinued clinical operations
   (less applicable income taxes of $239 and $21)...................           --               412          182
  Gain on disposal of clinical operations (less applicable income
   taxes of $3,401).................................................           --             1,159           --
                                                                      ------------  ---------------  ------------
  Net loss..........................................................   $   (7,746)  $        (4,133)  $   (5,284)
                                                                      ------------  ---------------  ------------
                                                                      ------------  ---------------  ------------

Net loss per common share:
 From continuing operations.........................................   $    (0.52)  $         (0.48) $      (0.83)
                                                                      ------------  ---------------  ------------
                                                                      ------------  ---------------  ------------
Net loss per share..................................................   $    (0.52)  $         (0.35) $      (0.80)
                                                                      ------------  ---------------  ------------
                                                                      ------------  ---------------  ------------
Weighted average number of common shares outstanding................   14,801,725        11,788,542    6,598,545
                                                                      ------------  ---------------  ------------
                                                                      ------------  ---------------  ------------

    The accompanying notes are an integral part of the consolidated financial statements.

                           GENZYME TRANSGENICS CORPORATION
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                             Series A Convertible
                                Preferred Stock    Common Stock      Capital in    Parent       Unrealized
                                ---------------    ------------      Excess of     Company        Loss on     Accumulated
                                Shares   Amount   Shares   Amount    Par Value    Investment    Investments    Deficit
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993       --        --     5,503      $55      $10,727       --              --          $  (768)

Net loss                                                                                                          (5,284)

Issuance of common stock
 in connection with purchase
 of a subsidiary                                  4,368       44       14,697

Common stock issuance under
 Employee Stock Purchase Plan                        19                   52

Unrealized loss on investments                                                                      $(94)

Translation adjustment

Balance, December 31, 1994       --        --     9,890       99      25,476       --                (94)         (6,052)

Net loss                                                                                                          (4,133)

Common stock issuance under
 the Genzyme Common Stock
 Put Agreement                                      500        5       3,995

Issuance of common stock in
 connection with the Common
 Stock Purchase Agreement
 with Genzyme                                     1,334       13       3,987

Issuance of common stock in
 connection with the
 purchases of a subsidiary                           866      10       2,469

Issuance of common stock
 for payment of consulting
 and non-competition
 agreement                                           341         3       973

Common stock issuance under
 Employee Stock Purchase
 Plan                                                 87          1      170

Common stock issuance in
 connection with the TSI
 Savings and Retirement Plan                         130          1      273

Proceeds from the exercise
 of stock options                                      3                   8

Realized loss on investments                                                                          94

Translation adjustment
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995       --         --   13,151      132      37,351       --               --          (10,185)
Net loss                                                                                                         (7,746)

Sale of common stock to
 public, net of expenses                          3,450       34      12,666

Issuance of common stock in
  connection with the
  Convertible Debt and
  Development Funding
  Agreement                                         220        2       1,671

Common stock issuance under
 Employee Stock Purchase Plan                       165        1         511

Common stock issuance in
 connection with the GTC
 Savings and Retirement Plan                         58         1        265

Issuance of warrants in
 settlement of liability                                                 128

Proceeds from the exercise
 of stock options                                    87         1        382

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 29, 1996       --        --    17,131       $171   $52,974        --              --           $(17,931)
-----------------------------------------------------------------------------------------------------------------------------------




                                 Accumulated         Total
                                 Translation      Stockholders'
                                 Adjustment          Equity
----------------------------------------------------------------
Balance, December 31, 1993            --            $10,014

Net loss                                             (5,284)

Issuance of common stock
 in connection with purchase
 of a subsidiary                                     14,741

Common stock issuance under
 Employee Stock Purchase Plan                            52

Unrealized loss on investments                          (94)

Translation adjustment               $(5)                (5)

Balance, December 31, 1994            (5)            19,424

Net loss                                             (4,133)

Common stock issuance under
 the Genzyme Common Stock
 Put Agreement                                        4,000

Issuance of common stock in
 connection with the Common
 Stock Purchase Agreement
 with Genzyme                                         4,000

Issuance of common stock in
 connection with the purchase
 of a subsidiary                                      2,479


Issuance of common stock
 for payment of consulting
 and non-competition
 agreement                                              976

Common stock issuance under
 Employee Stock Purchase
 Plan                                                    171

Common stock issuance in
connection with the TSI
Savings and Retirement Plan                             274

Proceeds from the exercise
of stock options                                          8

Realized Loss on investments                             94

Translation adjustment                (5)                (5)
------------------------------------------------------------
Balance, December 31, 1995           (10)            27,288

Met loss                                             (7,746)

Sale of Common stock to
 public, net of expenses                             12,700

Issuance of common stock in
  connection with the
  Convertible Debt and
  Development Funding
  Agreement                                           1,673

Common stock issuance under
 Employee Stock Purchase Plan                           512

Common stock issuance in
 connection with the GTC
 Savings and Retirement Plan                            266

Issuance of warrants in
 settlement of liability                                128

Proceeds from the exercise
 of stock options                                       383
-------------------------------------------------------------
Balance, December 29, 1996           $(10)          $35,204
-------------------------------------------------------------

          The accompanying notes are an integral part of the consolidated financial statements.

                           GENZYME TRANSGENICS CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)

                                                      FOR THE FISCAL YEARS ENDED
                                           -------------------------------------------------------
                                                DECEMBER 29,     DECEMBER 31,  DECEMBER 31,
                                                    1996             1995          1994
                                                ---------------  ------------  ------------
Cash flows for operating activities:
 Net loss................................        $(7,746)          $ (4,133)    $   (5,284)
 Adjustments to reconcile net loss to
  cash used by operating activities:
  Depreciation and amortization............        3,821              3,712           898
  Provision (recovery) of accounts
   receivable allowances..................          (237)                 3            --
  Loss on sale of investments..............           --                108            70
  Write-off of goodwill....................           --                972            --
  Shares to be issued for 401-K employer
   match..................................           368                266           274
  Deferred tax provision...................           --                175            --
  Gain on disposal of discontinued
   operations.............................            --             (2,350)           --
  Gain from utilization of operating loss
  carryforward...........................             --             (1,159)           --
  Loss on disposal of fixed assets.........          165                 88            31
  Equity in loss of Joint Venture..........          356                713           582
  Impairment of investment in Joint
   Venture................................            --                 --            58
  Issuance of warrants in settlement of
   liability..............................           128                 --            --
 Changes in assets and liabilities, net of
  effects from purchase of subsidiaries:
  Accounts receivable and unbilled contract
   revenue...............................         (4,072)            (2,806)         (970)
  Inventory and other current assets.......         (700)               (29)          456
  Decrease in net assets held for sale/
   disposition............................            --                781           203
  Accounts payable.........................          (38)               270         1,219
  Accrued income taxes.....................           --               (407)          197
  Other accrued expenses...................       (1,153)            (2,228)       (1,380)
  Advance payments.........................        1,959             (1,825)        2,160
                                                ---------------  ------------  ------------
  Net cash used by operating activities....       (7,149)            (7,849)       (1,486)
Cash flows for investing activities:
 Purchase of property, plant and
  equipment..............................         (3,549)            (2,326)       (4,585)
 Purchases of short-term investments......            --                 --       (11,351)
 Proceeds from sales and maturities of
  short-term investments.................             --              2,217        10,902
 Investment in Joint Venture..............            --               (807)       (1,186)
 Cash paid for acquisition of TSI
  Corporation............................             --               (314)       (2,024)
 Cash paid for acquisition of
    Bio Development Laboratories, Inc....             --               (365)           --
 Proceeds from sale of discontinued
  operations.............................             --              6,443            --
 Restricted cash..........................         1,425             (1,425)           --
 Other assets.............................           632                495            --
                                                ----------------  ------------  ------------
  Net cash provided by (used in) investing
   activities.............................        (1,492)             3,918        (8,244)
Cash flows from financing activities:
 Net proceeds from the issuance of
  common stock............................        12,700              4,275            --
 Net proceeds from employee stock purchase
  plan...................................            512                171            52
 Net proceeds from the exercise of
  stock options...........................           383                  8            --
 Proceeds from long-term debt.............            --              2,423           140
 Repayment of long-term debt..............        (1,713)            (3,515)         (161)
 Net borrowings under revolving line of
  credit.................................             --              4,670          (990)
 Investment and advances by Genzyme
  Corporation............................          1,673                428         3,572
 Deposits on capital leases...............            --               (197)         (479)
 Other long-term liabilities..............          (420)              (743)           --
                                                -----------       ------------  ------------
  Net cash provided by financing
   activities.............................        13,135              7,520         2,134
                                                -----------       ------------  ------------
Net increase (decrease) in cash and
  cash equivalents .......................         4,494              3,589        (7,596)
Effect of exchange rates on cash.........             --                 (5)           (5)
Cash and cash equivalents at beginning of
  the year...............................          4,400                816         8,417
                                                -----------       ------------  ------------
Cash and cash equivalents at end of
  year...................................         $8,894          $    4,400    $     816
                                                -----------       ------------  ------------
                                                -----------       ------------  ------------



    The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years ended December 29, 1996 and December 31, 1995 and 1994 (all tabular $ in thousands, except per share data)

NOTE 1. NATURE OF BUSINESS

    Genzyme Transgenics Corporation (together with its subsidiaries, the "Company") is engaged in the application of transgenic technology to the development and production of recombinant proteins for therapeutic and diagnostic uses and, through its wholly-owned subsidiaries, TSI Corporation ("TSI") and BioDevelopment Laboratories, Inc. ("BDL"), is a leading provider of preclinical and toxicology testing services to pharmaceutical, biotechnology, medical device and chemical companies. The accompanying financial statements have been presented on the assumption that the Company is a going concern. The Company has incurred losses and negative operating cash flow in each of the fiscal years ended December 29, 1996 and December 31, 1995 and 1994. The Company had a working capital deficit of $116,000 at December 29, 1996. The Company expects to continue to operate with negative working capital for the foreseeable future. As of December 29, 1996, the Company had $8.3 million available under a credit line with Genzyme Corporation ("Genzyme") and $1 million under a commercial equipment lease line. In addition, in February 1997, the Company entered into a lease agreement with a commercial leasing company for $2 million of additional lease availability (see Notes 5 and 13).

    The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Company was incorporated in February 1993. On October 1, 1994, the Company acquired TSI and its respective subsidiaries, Argus Research Laboratories, Inc. ("Argus"), The TSI Center for Diagnostic Products, Inc. ("CDP"), Health and Sciences Research Incorporated ("HSRI"), TSI Mason Laboratories, Inc. ("Mason"), TSI Redfield Laboratories, Inc. ("Redfield"), TSI Washington Laboratories, Inc. ("Washington") and G.D.R.U. Limited ("GDRU"). In July 1995, the Company acquired BDL.

    In August 1995, the Company completed the closure of HSRI. The results of operations for HSRI are shown net of tax and included in discontinued clinical operations for all periods presented. Effective September 1, 1995, the Company completed the sale of GDRU. The results of operations for GDRU are shown net of tax and included in discontinued clinical operations for all periods presented. HSRI and GDRU were the only laboratories performing human clinical trials within the Company's operations.

    Genzyme is the Company's largest single stockholder. As a result of various equity transactions, Genzyme owned 43% and 48% of the Company at December 29, 1996 and December 31, 1995, respectively.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company accounts for its 22% investment in its Joint Venture using the equity method. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include contract revenue recognition, net realizable value of costs in excess of net assets acquired and tax valuation reserves. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents, consisting principally of money market funds and municipal notes purchased with initial maturities of three months or less, are valued at market.

RESTRICTED CASH

    Restricted cash represents cash from the sale of GDRU that was held in escrow and became unrestricted during 1996.

SHORT-TERM INVESTMENTS

    All short-term investments are classified as available for sale and are stated at the lower of cost or market plus accrued interest with premiums and discounts amortized over the life of the investment. Gains and losses on sales of securities are calculated using the specific identification method.

    During 1994, the Company sold securities with a cost basis of $10,972,000 and realized losses of $70,000 on those sales. At December 31, 1994, short-term investments consisted of $2,325,000 of corporate notes with remaining maturities of one to five years. The market value of these investments at December 31, 1994, as of the closing price of the day, was $2,231,000. The unrealized loss on investments of $94,000 at December 31, 1994 is included in equity.

    During 1995, the Company sold securities with a cost basis of $2,231,000 and realized losses of $108,000 on those sales. At December 29, 1996 and December 31, 1995, there were no short-term investments.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. At December 29, 1996, approximately 78% of cash and cash equivalents were held by one financial institution.

    The Company provides most of its testing services to diverse pharmaceutical companies worldwide. The Company also provides services to the U.S. government. See Note 9 for additional revenue information. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Activity for fiscal 1996 included a provision of $334,000, a recovery of $571,000 and write-offs of $144,000.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to thirty years. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining term of the lease, whichever is shorter. The direct costs of the herd of New Zealand goats ("Livestock") and related costs to bring them to the United States were capitalized and are being amortized using the straight-line method over three years. The following is the summary of property, plant and equipment and related accumulated amortization and depreciation as of December 29, 1996 and December 31, 1995.


                                      YEARS        DECEMBER 29,   DECEMBER 31,
                                     OF LIFE          1996           1995
                                   -------------  ------------  ---------------
Land.............................    --           $      530      $     526
Buildings........................  20--30              7,893          7,252
Livestock........................    3                   740            740
Leasehold improvements...........  lease life          2,854          2,483
Laboratory, manufacturing and
  office equipment...............    3--10             5,177          4,295
Laboratory, manufacturing and
  office equipment--capital
  lease..........................    3--10             5,724          3,740
Construction in process..........     --               1,364            122
                                                  ------------  ---------------
                                                    $24,282         $19,158
Less  accumulated
 amortization and depreciation...                     3,716           1,382
                                                  ------------  ---------------
Net property, plant and
  equipment......................                   $20,566      $   17,776
                                                  ------------  ---------------
                                                  ------------  ---------------

    Depreciation and amortization expense was $2,603,000, $2,330,000 and $639,000 for the fiscal years ended December 29, 1996 and December 31, 1995 and 1994, respectively. Accumulated amortization for equipment under capital lease was $1,311,000 and $741,000 at December 29, 1996 and December 31, 1995,
respectively.

NON CASH TRANSACTIONS

    During fiscal 1994, the Company purchased TSI for 4,367,601 shares of stock valued at $14,741,000 (see Note 3).

    During fiscal 1995, the Company purchased BDL for 830,996 shares of stock valued at $2,386,000 and issued approximately 35,077 shares of stock with a value of $93,000 in return for settlement of a liability. In connection with the acquisition, the Company exchanged approximately 341,160 shares of stock with a value of $976,000 in return for a Consulting and a Non-Competition Agreement with the principal stockholder of BDL (see Note 3). The Company also purchased $1,312,000 of fixed assets and financed these additions with capital lease obligations.

    During fiscal 1996, the Company converted $1,673,000 of debt into 219,565 shares of Common Stock under the Convertible Debt and Development Funding Agreement with Genzyme. The Company also purchased $2,009,000 of fixed assets and financed these additions with capital lease obligations.

LONG-LIVED ASSETS

    The Company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in 1995. FAS 121 requires that long-lived assets be reviewed for impairment by comparing the cumulative undiscounted cash flows from the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Management's policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis. The test of such recoverability is a comparison of the asset value to its expected cumulative net operating cash flow over the remaining life of the asset.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

    The $19,397,000 of excess consideration paid and costs incurred over the net value of assets acquired (goodwill) by GTC of TSI (see Note 3) is being amortized using the straight-line method over a twenty-year period. The carrying value of goodwill is included in management's evaluation of the recoverability of its long-lived assets. In connection with the sale of GDRU in 1995, goodwill was written down by $2 million, representing GDRU's percentage of the total long-term assets acquired in the TSI acquisition, with the charge offsetting a portion of the gain on disposal of clinical operations. In addition, final purchase adjustments to goodwill in relation to the purchase of TSI were recorded which amounted to a net decrease in goodwill of $1,537,000. The resulting goodwill in connection with the purchase of TSI was $15,860,000. Accumulated amortization at December 29, 1996 was $1,931,000.

    The $7,329,000 of excess consideration paid and costs incurred over the net fair value of assets of BDL acquired by GTC (see Note 3) is being amortized using the straight-line method over twenty years. Accumulated amortization at December 29, 1996 was $563,000.

    At December 29, 1996, goodwill totaled $23,189,000 with $2,494,000 accumulated amortization.

ACCRUED EXPENSES

    Accrued expenses at December 29, 1996 and December 31, 1995 included the following:

                                                                               1996       1995
                                                                             ---------  ---------
Accrued payroll and benefits...............................................  $   1,869  $   1,624
Accrued severance..........................................................        219        561
Loss reserves on contracts.................................................        618      1,014
Other......................................................................      3,205      3,763
                                                                             ---------  ---------
 Total accrued expenses....................................................  $   5,911  $   6,962
                                                                             ---------  ---------
                                                                             ---------  ---------

    As a result of the acquisition of BDL, the Company established severance reserves of $542,000 for the elimination of 19 positions of which nine were laboratory positions, three were accounting/finance positions and seven were general and administrative positions. As of December 29, 1996, $465,000 has been paid. During 1996, an adjustment of $63,000 was recorded, leaving a balance of $14,000, which is expected to be paid in 1997.

    As a result of the merger with TSI, the Company established severance reserves for the elimination of 35 positions of which 20 were laboratory positions, eight were accounting/finance positions and seven were general and administrative positions. The total severance reserve established was $1,417,000 of which $578,000 was classified as a long-term liability to be paid through 1999. As of December 29, 1996, $898,000 has been paid. Of the remaining $519,000 balance, $314,000 was classified as a long-term liability.

INVESTMENT IN JOINT VENTURE

    In 1990, the Company entered into a Joint Venture as a minority owner (see
Note 12). During fiscal years 1992, 1993 and 1994, the Company reduced its investment in the Joint Venture to reflect impairment in the value of the investment. In March 1994, the Company made an additional investment of $1.2 million, increasing the Company's ownership percentage in the Joint Venture to 22%, and revised the terms of the Joint Venture R&D Agreement. Accordingly, the investment has been accounted for under the equity method since the March 1994 investment, and the Company recognizes its share of Joint Venture losses in its statement of operations. In October 1995, the Company made an additional investment of $807,000 in the Joint Venture which maintained the Company's ownership interest at 22%.

REVENUE RECOGNITION AND CONTRACT ACCOUNTING

    For both services and research and development revenues, the Company accounts for cost reimbursement contracts and fixed price contracts using the percentage of completion method. Unbilled contract revenue represents recoverable costs and accrued profit which had not been billed at the balance sheet date. Advance payments represent cash received from customers in advance of the work being performed. Product revenue is generally recognized upon shipment. Research and Development revenues in fiscal 1996 consisted of $857,000 from the Joint Venture (see Note 12), $5,949,000 from related parties (see Note
10) and $1,532,000 from commercial clients.

    Profits expected to be realized on contracts are based on the total contract sales value and the Company's estimates of costs at completion. These estimates are reviewed and revised periodically, throughout the lives of the contracts, with adjustments to profits resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When management believes the cost of completing a contract will exceed its sales value, the full amount of the anticipated contract loss is immediately recognized.

NET LOSS PER COMMON SHARE

    Loss per common share is based solely on the weighted average number of shares of common stock outstanding as the inclusion of common stock equivalents would be anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. SFAS 128 specifies the computation presentation, and disclosure requirements for Earnings Per Share ("EPS"). This statement will be effective for fiscal year 1997 and will require restatement of all prior period EPS data presented. Management has not determined the financial impact of adopting this statement.

INCOME TAXES

    The Company has adopted the asset and liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using the current statutory tax rates.

RECLASSIFICATIONS

    Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

NOTE 3. ACQUISITIONS/DISPOSITIONS

    Effective October 1, 1994, the Company acquired all of the common stock of TSI, a leading provider of preclinical, toxicology and human clinical testing services to pharmaceutical, biotechnology, medical device and chemical companies, for 4,367,601 shares of the Company's common stock with a market value of approximately $14,741,000 at the date of the acquisition. In exchange for these shares, the Company received total assets of $20,306,000, assumed $22,563,000 of liabilities and incurred costs of $2,399,000 with a resulting goodwill of $19,397,000. The Company has accounted for the acquisition using the purchase method. Therefore, three months of the operating activities of TSI were reported in the 1994 Statement of Operations. The following summary represents the unaudited pro forma results of operations as if the TSI acquisition occurred at the beginning of 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on the date indicated and are not intended to be indicative of future results.

                                                                                    UNAUDITED
                                                                                    PRO FORMA
                                                                                   YEAR ENDED
                                                                                      1994
                                                                                   -----------
Revenues.........................................................................   $  43,410
Net loss.........................................................................     (16,143)
Net loss per share...............................................................   $   (1.63)

    In July 1995, the Company acquired all of the outstanding common stock of BDL, a leading provider of testing and development services to the biopharmaceutical, medical device and chemical industries, in exchange for 830,996 of the Company's common shares with an approximate market value of $2,378,000 at the date of the acquisition. In exchange for these shares, the Company received total assets with a fair value of $2,595,000, assumed $6,628,000 of liabilities and incurred costs of $918,000. The transaction was accounted for under the purchase method and the resulting goodwill of $7,329,000 is being amortized using the straight-line method over 20 years. The Company also entered into a Consulting and Non-Competition Agreement with the principal stockholder of BDL in exchange for approximately 341,160 shares of the Company's common stock with an approximate market value of $976,000. Approximately $488,000 of the value of the Agreement was assigned to the consulting portion and was recorded as an expense in 1995. The remaining value, representing the non-competition portion, was recorded as a long-term asset included in Other Assets and is being amortized over the ten year non-competition period. As a part of the transaction, Genzyme exchanged 33,945 shares of its General Division common stock with a market value of $1,360,000 for 475,467 of the Company's common shares issued in the transaction.

    In August 1995, the Company completed the closure of HSRI, a small clinical trials monitoring unit based in San Diego, California. The related closure expenses of approximately $166,000 were recorded in 1995.

    Effective September 1, 1995, the Company completed the sale of its GDRU unit for $9.5 million in cash. In exchange for the cash, the Company sold assets with a net book value of $2,960,000. The Company recognized a gain on the sale of $1,159,000 which includes a tax charge of $3,401,000 and a $2,000,000 writedown of goodwill identifiable with GDRU. In conjunction with this transaction, the Company received $1,425,000 of restricted cash which became unrestricted in three increments on January 31, April 30, and September 30, 1996. This transaction completed the disposition of the former TSI units that were outside the Company's core preclinical and nonclinical testing operations.

    The following summary represents unaudited pro forma results of operations as if the HSRI and GDRU dispositions and the BDL acquisition had occurred at the beginning of 1994. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on the date indicated and are not intended to be indicative of future results.

                                                                               UNAUDITED
                                                                               PRO FORMA
                                                                              YEAR ENDED
                                                                         ---------------------
                                                                           1995        1994
                                                                         ---------  ----------
Revenues...............................................................  $  29,709  $   40,359
Net loss...............................................................  ($  5,102) ($  12,057)
Net loss per share.....................................................  ($   0.39) ($    1.09)

NOTE 4. COMMITMENTS & CONTINGENCIES

    The Company leases equipment and facilities under various operating and capital leases (see Notes 5 and 13). The deferred lease obligation represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period. Rent expense for the fiscal years ended December 29, 1996 and December 31, 1995 and 1994 was approximately $2,291,000, $2,553,000, and $528,000, respectively.

    At December 29, 1996, the Company's future minimum payments required under these leases are as follows:

                                                                        OPERATING    CAPITAL      TOTAL
                                                                         --------    ---------   ---------
 1997 ................................................................  $   2,246  $   1,764  $   4,010
 1998 ................................................................      1,795        897      2,692
 1999 ................................................................      1,614        572      2,186
 2000 ................................................................      1,538        513      2,051
 2001 ................................................................      1,348        123      1,471
Thereafter............................................................      3,515         --      3,515
                                                                          --------    -------    ---------
 Total................................................................    $12,056      3,869   $ 15,925
                                                                          --------               ---------
                                                                          --------               ---------
Less amount representing interest.....................................                   537
                                                                                     --------
Present value of minimum lease payments...............................             $   3,332
                                                                                     --------
                                                                                     --------

    On June 17, 1994, a law suit was filed in the State of Delaware, on behalf of the stockholders of TSI, naming the Company, TSI and each of the directors of TSI as defendants. The complaint alleges, among other things, that (i) the terms of the merger between TSI and a subsidiary of GTC pursuant to the Agreement and Plan of Merger dated June 14, 1994 among TSI, GTC and such subsidiary of GTC (the "Merger Agreement") are unfair to the TSI stockholders, (ii) TSI's directors breached their fiduciary duties to the TSI stockholders in authorizing TSI to enter into the Merger Agreement and failing to conduct an auction for TSI, and (iii) GTC aided and abetted the TSI directors in the breach of their fiduciary duty. The lawsuit seeks an unspecified amount of damages and a court order to unwind the Merger. The Company, TSI and the directors of TSI have denied the allegations set forth in the complaint and intend to vigorously defend the lawsuit. On or about September 21, 1994, GTC filed a motion to dismiss all claims asserted against it in the litigation. Plaintiffs have not filed a substantive opposition to GTC's motion to dismiss, and the motion to dismiss remains pending before the court.

    The Company and Pharming B.V. entered into a license agreement (the "License Agreement") on September 21, 1994, under which the Company and Pharming B.V. cross-licensed to the other various intellectual property rights under certain patents relating to the transgenic production of proteins. On
December 21, 1995, Pharming B.V. filed a request for arbitration under the License Agreement claiming breach of that agreement on various grounds. The plaintiff is seeking rescission of the Company's intellectual property rights under the License Agreement, and/or affirmation of Pharming's purported termination of the License Agreement on July 3, 1996 and unspecified damages. GTC has denied Pharming B.V.'s allegations and Pharming's authority to terminate the License Agreement and has filed a counterclaim alleging that Pharming B.V.'s request for arbitration was filed for improper purposes. While the outcome of the arbitration proceeding cannot be determined, GTC believes that there is insufficient ground for rescission of the License Agreement and that GTC will be able to defend this proceeding successfully. There can be no assurance, however, that GTC will prevail in the defense of the arbitration proceeding. Failure by the Company to prevail for any reason could have a material adverse effect on the future operations of the Company, including potential delays in the commercialization of the Company's transgenic proteins and increased costs.

NOTE 5. BORROWINGS

    Effective July 1, 1994, the Company and Genzyme entered into the Genzyme-GTC Credit Agreement, pursuant to which Genzyme would provide to GTC advances up to $6.3 million. The advances accrued interest at the rate of 6% per annum, payable quarterly. In June 1995, the Company entered into a Common Stock Purchase Agreement with Genzyme under which the outstanding balance on the Genzyme-GTC line of credit was reduced by $4 million in exchange for 1,333,333 shares of the Company's common stock. The remaining balance was repaid in December 1995 and the line was replaced by a term loan with a commercial bank (described below).

    At the date of the TSI acquisition, TSI had certain arrangements with a commercial bank ("Credit Agreement"). Under the Credit Agreement, TSI could borrow up to $3 million based on 75% of eligible accounts receivable. In December 1994, the bank agreed to maintain the maximum borrowing under the credit line at $3 million. The advances accrued interest at the base rate plus
 .5% per annum, payable on the first of the following month. The Company refinanced the Credit Agreement in July 1995. Under the new facility, which totals $7.5 million and expires on March 31, 1997, the Company may borrow up to $6 million and $1.5 million for an existing standby letter of credit in support of a major facility lease. At the Company's option, interest on loans under the credit facility (other than the standby letter of credit) shall accrue either at the Eurodollar rate plus 3/4% or at the bank's base lending rate. The weighted average interest rate on the line of credit was 7.15% for the fiscal year ended December 29, 1996 and 9.52% for the fiscal year ended December 31, 1995. As of December 29, 1996, $6,000,000 was outstanding under the line of credit and none was available. The Company was in compliance with all covenants and no amounts were due under the standby letter of credit as of December 29, 1996. Subsequent to December 29, 1996, the Credit Agreement was extended through March 31, 1999 (see Note 13).

    In connection with the refinancing of the Credit Agreement, Genzyme provided a guaranty to the bank under which Genzyme will become primarily liable under the Credit Agreement in the event of a default by the Company. In consideration of Genzyme's agreement to provide such a guaranty, the Company granted a first lien on all assets of the Company and issued warrants to purchase 145,000 shares of the Company's common stock for a period of ten years at $2.84375 per share (market price at the date of the Agreement). Under the terms of the Credit Agreement, the Company has agreed not to pay any dividends until the loans have been repaid.

    In December 1995, the Company received a $2.3 million term loan from a commercial bank which matures on December 15, 2000. At the Company's option, interest on the loan will accrue either at the Eurodollar rate plus 1% or at the bank's base lending rate. The loan is to be repaid in quarterly installments commencing March 31, 1997, escalating from $50,000 per quarter for the first year to $68,750 per quarter in the second year, $91,250 per quarter for the next year, $133,333 for the final three quarters, and a balloon payment for the remaining balance due December 15, 2000. The loan is guaranteed by Genzyme and includes a covenant requiring the Company to maintain stockholders' equity of at least $20 million. Based on the borrowing rates currently available to the Company for an unguaranteed loan with a similar maturity, the fair value of the $2.3 million term loan was $2.2 million.

    In June 1995, TSI received a $1 million increase in its lease line with a commercial leasing company. Leases require monthly payments over 36 months at an annual interest rate of 11% with a fair market value buyout not to exceed 15% of original cost at the end of the lease term. The Lease Agreement required a 25% cash deposit at inception which was reduced to 10% or fully refunded under certain conditions. In December 1995, the lease line was increased by $1 million and, during 1996, the lease line was increased by an additional $2 million. Leases under the increased line require monthly payments over 48-60 months with a fair market value buyout and no cash deposit. At December 29, 1996, $1 million was available under the lease line.

    In the fourth quarter of 1996, the Company received a commitment for an additional $2 million in lease line availability from a second leasing company to fund 1997 capital additions (see Note 13).

    On March 28, 1996 the Company entered into a Convertible Debt and Development Funding Agreement with Genzyme (the'Agreement") under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and has agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the Agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. GTC and Genzyme are currently negotiating the terms of such an agreement. The line of credit carries a rate of 7% and is convertible into the Company's Common Stock (at the average market price for the 20-day period ending two days before any conversion), at GTC's option, to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding. Any amount so converted reduces by an equivalent amount the availability on the line. The line of credit expires on March 31, 1998. During 1996, $1,673,000 of debt was converted into 219,565 shares of Common Stock, resulting in availability of $8,327,000 on the line of credit. As of December 29, 1996, there was no balance outstanding on the line of credit. Interest expense of $61,000 was incurred during 1996 on the line of credit (see
Note 10).

The Company's long-term debt consisted of the following:

                                                                                      DECEMBER
                                                                                         29,
                                                                                        1996
                                                                                     ----------
Note payable, with escalating quarterly payments of $50,000 beginning March 1997,
  interest is variable, collateralized by real estate..............................   $   2,300
Mortgage note payable, with monthly payments of $9,615 through May 1998, interest
  at 10%, collateralized by real estate............................................         698
Mortgage note payable with monthly payments of $5,561 through February 2012,
  interest is variable, collateralized by real estate..............................         495
Note payable with monthly payments of $6,066 through December 2000, interest at 8%,
  collateralized by real estate....................................................         248
Mortgage note payable, with monthly payments of $3,263 through August 2010,
  interest at 9.5%, collateralized by real estate..................................         299
Capital lease obligations, with monthly payments of $143,772 through September 1997
  and November 2001, interest varies, collateralized by property...................       3,332
Other..............................................................................         203
                                                                                     -----------
                                                                                      $   7,575
Less current portion...............................................................       1,867
                                                                                     -----------
                                                                                      $   5,708
                                                                                     -----------
                                                                                     -----------

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the carrying value of the notes payable approximates fair value.

Maturities of long-term debt over the next five years are as follows:

1997.......................................................  $   1,867
1998.......................................................      1,815
1999.......................................................        981
2000.......................................................      2,086
2001.......................................................        205
Thereafter.................................................        621
                                                              --------
                                                              $  7,575
                                                              --------
                                                              --------

Cash paid for interest for the fiscal years ended December 29, 1996 and December 31, 1995, and 1994 was $1,138,000, $615,000, and $216,000,
respectively.

NOTE 6. STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 24,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Prior to the Company's IPO, the Board of Directors designated 4,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock ("Series A Stock"), none of which is outstanding.

In October 1994, the Company acquired TSI for 4,367,601 shares of the Company's common stock (see Note 3). In addition, all warrants to purchase TSI Common Stock then outstanding were converted into warrants to purchase the Company's Common Stock at the acquisition exchange ratio.

In July 1995, Genzyme provided a guarantee of the Company's line of credit
(see Note 5). In consideration for the guarantee, the Company issued warrants to purchase 145,000 shares of common stock at the then current market price of $2.84375 per share.

In connection with the commercial lease line, the Company has assumed warrants to purchase 4,000 shares of Common Stock at a price of $0.10 per share which were originally issued to the commercial leasing company by TSI in September 1994. In June 1995, the Company issued additional warrants to purchase 2,000 shares of Common Stock at the then current market price of $2.75 per share. During fiscal 1996 warrants to purchase an additional 2,000 shares at the then current market price of $6.50 per share were issued in connection with an increase in the lease line which was made available in December 1995 (see Note
5).

A summary of the outstanding GTC warrants as of December 29, 1996, all of which are currently exercisable, is as follows:

                                                           EXERCISE
                    COMMON SHARES                         PRICE PER       WARRANT EXPIRATION
                     ISSUABLE FOR                           SHARE                DATE
                    ---------------                     --------------  ----------------------
                        37,600                            $  0.05000     October 28, 1998
                         4,000                            $  0.10000      January 1, 2000
                       145,000                            $  2.84375         July 3, 2005
                         2,000                            $  2.75000    December 31, 2001
                         2,000                            $  6.50000    December 31, 2001
                       -------
                       190,600
                       -------
                       -------

In February 1995, Genzyme purchased an additional 500,000 shares of the Company's Common Stock at $8.00 per share pursuant to the Common Stock Put Agreement and, in June 1995, Genzyme entered into a Common Stock Purchase Agreement under which it obtained 1,333,333 shares of the Company's common stock in exchange for a $4 million reduction in the amount due to Genzyme under the Genzyme-GTC Credit Agreement (see Note 10). In July 1995, the Company purchased BDL and entered into a Consulting and Non-Competition Agreement with the principal stockholder of BDL in exchange for 1,207,233 shares of the Company's common stock (see Note 3).

In March 1996, Genzyme entered into the Convertible Debt and Development
Funding Agreement (see Note 10) under which it converted $1,673,000 of debt into 219,565 shares of the Company's common stock. In July 1996, the Company completed a secondary public offering of 3,450,000 shares of its common stock priced at $4.00 per share. The proceeds to the Company, after deducting commissions and offering expenses, were $12,700,000.

As of December 29, 1996, the Company has reserved 2,174,745 shares of common stock, subject to adjustment, for future issuance under the various classes of warrants, Stock Option and Employee Stock Purchase Plans (see Note 7).

NOTE 7. EMPLOYEE BENEFIT PLANS

STOCK OPTIONS AND PURCHASE PLAN

In May 1993, the Board of Directors adopted and the stockholders approved the 1993 Equity Incentive Plan (the "Equity Plan"), the 1993 Director Stock Option Plan (the "Director Plan") and the 1993 Employee Stock Purchase Plan (the "Purchase Plan").

Under the Equity Plan, 1,290,000 shares of common stock were issued or reserved for issuance pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. To date, all options have been issued at 85% or greater of the fair value at the grant date. The Equity Plan also permits the Company to assume outstanding options in an acquisition without using shares reserved under the Plan. Of the foregoing total, 224,350 shares are subject to options assumed by the Company in the acquisition of TSI. In May 1996, the Board of Directors increased the number of shares reserved for issuance under this plan to 2,015,000 shares.

Under the Director Plan, 50,000 shares of common stock were reserved for issuance as non-statutory stock options at the rate of 2,000 shares for each year of service to members of the Board of Directors who are not employees of the Company. Such options are automatically granted at fair market value upon the election or reelection of each director.

Under these plans, an option's maximum term is ten years and vest ratably
20% on the date of issuance and 20% thereafter on the anniversary of the grant.

Under the Purchase Plan, 300,000 shares of common stock were reserved for the grant of purchase rights to employees in one or more offerings in accordance with provisions to be established by a committee of the Board of Directors prior to commencement of any offering period. Participants may purchase shares of common stock at not less than 85% of the lower of the market value at the beginning of each offering or on the purchase date. Purchase dates occur every three months for a period of two years from the offering date. Participants may not carry over balances from one purchase date to the next. Offering dates occur every six months. A total of 26,321 and 191,200 shares of common stock remained available for issuance under the plan at December 29, 1996 and December 31, 1995, respectively. The purchases of common stock under the plan during fiscal 1996 and fiscal 1995 were 164,879 shares at an aggregate purchase price of approximately $510,000 and 82,199 shares at an aggregate purchase price of approximately $158,000, respectively. No compensation expense has been recorded related to the employee stock purchase plan.

In 1996, the Company adopted, Statement of Financial Accounting Standards
No. 123 ("SFAS 123"), Accounting For Stock-Based Compensation. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and earnings per share for the years ended December 29, 1996 and December 31, 1995 would have been reduced to the pro forma amounts indicated below:

                                                              DECEMBER 29, 1996                          DECEMBER 31, 1995
                                                        --------------------------------------  -------------------------------
                                                               NET LOSS     EARNINGS PER SHARE   NET LOSS    EARNINGS PER SHARE
                                                        -----------------  -------------------  -----------  ------------------
As Reported...........................................      $   (7,746)      $   (0.52)      $   (4,133)     $   (0.35)
Pro Forma.............................................          (8,988)          (0.61)          (4,755)         (0.40)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

A summary of the status of the Company's stock option plans as of December 29, 1996, December 31, 1995 and 1994 and changes during the years ending on those dates is presented below:


                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                                      EXERCISE
                                                                        SHARES          PRICE
                                                                  ----------------  -----------
Balance at December 31, 1993....................................         266,750    $  7.1250
Granted
Price = Fair value..............................................         202,750    $  4.1746
Price > Fair value..............................................           3,000    $  7.7500
TSI Conversions.................................................         224,350    $  9.8268
Cancelled.......................................................         (32,542)   $ 11.8969
---------------------------------------------------------------------------------------------
Balance at December 31, 1994....................................         664,308    $  6.9485
---------------------------------------------------------------------------------------------
Granted
Price = Fair value..............................................         653,225    $  3.0902
Price > Fair value..............................................           6,750    $  3.3750
Exercised.......................................................          (2,800)   $  2.9900
Cancelled.......................................................         (85,818)   $  8.3865
---------------------------------------------------------------------------------------------
Balance at December 31, 1995....................................       1,235,665    $  4.7751
---------------------------------------------------------------------------------------------
Granted
Price = Fair value..............................................         389,910    $  8.0901
Price > Fair value..............................................         130,519    $  6.5974
Exercised.......................................................         (87,131)   $  4.3939
Cancelled.......................................................         (72,449)   $  5.0537
---------------------------------------------------------------------------------------------
Balance at December 29, 1996....................................       1,596,514    $  5.7432
---------------------------------------------------------------------------------------------

At December 29, 1996 and December 31, 1995 and December 31, 1994, there were 718,644, 432,681 and 233,836 shares exercisable at a weighted average exercise price of $5.6903, $5.9830 and $7.6754, respectively. The weighted average fair value of options granted during fiscal 1996 and 1995 were $5.15 and $2.03, respectively.

The following table summarizes information about stock options outstanding at December 29, 1996:

                  RANGE OF                   REMAINING
                  EXERCISE       NUMBER     CONTRACTUAL   WEIGHTED-AVERAGE      NUMBER     WEIGHTED-AVERAGE
                  PRICES      OUTSTANDING     LIFE        EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
                ----------   --------------  -----------  -------------------  -----------  ----------------
$2.7500 -.....   $  5.6250      710,280             8.39        $  3.2441         322,405     $   3.1809
$5.7500 -.....   $  8.2500      570,533             7.33        $  7.0145         324,060     $   7.3067
$8.3838 -.....   $ 12.5900      310,441             9.32        $  8.9266          66,985     $   9.0616
$15.9500 -....   $ 55.0000        5,260             3.95        $ 17.4228           5,194     $  17.1306
                              ---------             ---        ----------         -------     ----------
$2.7500 -.....   $ 55.0000    1,596,514             8.17        $  5.7432         718,644     $   5.6903
                              ---------                                           -------
                              ---------                                           -------

At December 29, 1996, 378,555 shares were available for grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of five years, expected volatility of 78%, a dividend yield of 0% and a risk-free interest rate of 6.49% for fiscal 1996 and 5.92% for fiscal 1995.

    The fair value of the employees' purchase rights was estimated using the Black-Scholes model with a dividend yield of 0%, expected volatility of 78%, a weighted average risk free interest rate of 5.16% and a weighted average expected life of six months for fiscal 1996 and a dividend yield of 0%, expected volatility of 78%, a weighted average risk free interest rate of 6.34% and a weighted average expected life of one year for fiscal 1995. The weighted average fair value of those purchase rights granted during fiscal 1996 and fiscal 1995 was $2.08 and $1.09, respectively.

OTHER

All GTC employees, subject to certain eligibility requirements, can participate in the Company's defined contribution plan. Currently, the Company may match up to 50% of each participating employee's contributions to the plan to a maximum of 3% of salary. The Company may also contribute an additional 2% of each employee's salary as a retirement contribution. All contributions are at the discretion of the Board of Directors. Expense recognized under this plan was approximately $368,000, $266,000 and $274,000 for the fiscal years ended December 29, 1996 and December 31, 1995 and 1994, respectively.

NOTE 8. INCOME TAXES

Income from foreign operations before income taxes in 1996 and 1995 amounted to approximately $0 and $57,000, respectively.

The income tax provision consists entirely of current amounts. The components of the income tax provision are as follows:

                                                                                FISCAL YEARS ENDED
                                                                 -------------------------------------------------
                                                                   DECEMBER 29,     DECEMBER 31,    DECEMBER 31,
                                                                       1996             1995            1994
                                                                 -----------------  -------------  ---------------
Federal........................................................      $      --        $     747       $      --
State..........................................................      $      27        $     308       $       7
Foreign........................................................      $                $     238       $      21
                                                                           ---           ------           -----
Total..........................................................      $      27        $   1,293       $      28
                                                                           ---           ------           -----
                                                                           ---           ------           -----

The 1995 tax provision was reflected in operations as a benefit of $2,346,000 offset by a charge of $239,000 to income from discontinued operations and a charge of $3,401,000 on the gain from the disposal of clinical operations.

The provision for income taxes was at rates different from the U.S. Federal statutory income tax rate for the following reasons:

                                                                    FISCAL YEARS ENDED
                                                         ----------------------------------------
                                                          DECEMBER 29, 1996    DECEMBER 31, 1995
                                                         -------------------  -------------------
Federal tax--expense (benefit).........................           (34.0)%              (34.0)%
Goodwill...............................................             5.2                  6.0
State taxes--net.......................................             0.2                  3.3
Gain on sale of GDRU...................................              --                 40.1
Joint Venture loss.....................................             0.9                  3.9
Other..................................................             0.4                  1.4
Unbenefitted net operating loss........................            27.6                   --
                                                                   ----                 ----
Effective tax rate.....................................             0.3%                20.7%
                                                                   ----                 ----
                                                                   ----                 ----

The components of the deferred tax assets and liabilities at December 29, 1996 and December 31, 1995, respectively, are as follows:

                                                          DECEMBER 29,1996  DECEMBER 31, 1995
                                                          ----------------  -----------------
Deferred Tax Assets/(Liabilities):
Accrued compensation reserves...........................     $      868         $     827
Other reserves..........................................          1,120             1,258
Tax credits.............................................            408                --
Net operating loss carryforwards........................         20,780            17,209
                                                                -------           -------
                                                             $   23,176         $  19,294
Total deferred tax asset................................     $   23,176         $  19,294
Valuation allowance.....................................        (23,176)          (19,294)
                                                                -------           -------
                                                             $       --         $      --
                                                                -------           -------
                                                                -------           -------

Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

At December 29, 1996, the Company had U.S. net operating loss ("NOL") carryforwards of approximately $50.2 million for federal income tax purposes. These carryforwards expire through 2011. Utilization of these net operating loss carryforwards are limited pursuant to provisions Section 382 of the Internal Revenue Code of 1986, and to the extent that the Separate Return Limitation Year
(SRLY) rules apply.

Approximately $40.6 million of these NOL's were acquired in connection with its acquisition of TSI. Consequently, any realization of the benefit of these purchased NOL's will be recorded as a reduction of goodwill. In 1995, goodwill was reduced by approximately $1 million as a result of the utilization of purchased NOL's to offset taxable gain principally resulting from the sale of GDRU.

The Company paid taxes of $27,000, $238,000 and $28,000 in fiscal 1996, 1995 and 1994, respectively.

NOTE 9. REVENUE INFORMATION

Revenues from the U.S. government accounted for 6% of total revenues in fiscal 1996, 7% in fiscal 1995 and 5% in fiscal 1994. Revenues from the Joint Venture accounted for 2% of total revenues in fiscal 1996, 12% in fiscal 1995 and 25% in fiscal 1994.

A summary of export sales by fiscal year follows:7

             ASIA       EUROPE       TOTAL
           ---------  -----------  ---------
1996.....  $   3,291   $     780   $   4,071
1995.....      5,311       1,311       6,622
1994.....      3,332         478       3,810

NOTE 10. ARRANGEMENTS WITH GENZYME CORPORATION

From the Company's inception, certain facilities and support services, including both research and administrative support, have been provided by Genzyme. For these services, the Company was charged $3,824,000, $3,156,000 and $2,115,000 for the fiscal years ended December 29, 1996, and December 31, 1995 and 1994, respectively. These charges represent an allocation of the Company's proportionate share of Genzyme's overhead costs using formulae which management believes are reasonable based upon the Company's use of the facilities and services. All other costs for all periods presented, including payroll costs, are directly attributable to the Company and have been paid by Genzyme and charged to the Company.

Effective July 1, 1994, the Company and Genzyme entered into the Genzyme-GTC Credit Agreement (see Note 5), pursuant to which Genzyme agreed to provide GTC advances up to $6.3 million. The balance of the advance was repaid in December 1995.

In March 1996, the Company entered into a Convertible Debt and Development Funding Agreement (see Note 5) with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the AT-III program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement. There was $8,327,000 available under the revolving line of credit as of December 29, 1996. The Company also recognized revenue of $5,875,000 on the AT-III project under this agreement in 1996.

In April 1993, the Company entered into several agreements under which Genzyme has agreed to provide various services, facilities and funding to the Company as described below:

SERVICES AGREEMENT

Under the Services Agreement, the Company receives certain basic support services in exchange for a fixed monthly payment ($48,469 per month during 1996) adjusted annually. These basic services include laboratory support, as well as assistance with certain administrative functions including purchasing, data processing, risk management, corporate communications, and treasury activities. If the Company requests additional services from Genzyme, the Company has agreed to pay Genzyme fully allocated costs of those services. The Services Agreement is automatically renewed each year thereafter unless terminated by either party not less than 90 days prior to the end of any annual period. Under the Services Agreement, the Company made payments of $582,000, $390,000, and $310,000 for the fiscal years ended December 29, 1996, and December 31, 1995 and 1994, respectively.

SUBLEASE AGREEMENT

Under the Sublease Agreement, the Company has leased certain laboratory, research and office space from Genzyme through May 1998 in exchange for fixed monthly rent payments which approximate the estimated current rental value for such space. In addition, the Company reimburses Genzyme for its pro rata share of appropriate facilities operating costs such as maintenance, cleaning, utilities and real estate taxes. The sublease is automatically renewed each year and renewals are subject to earlier termination of the sublease by either party after the initial five-year term. Under the Sublease Agreement, the Company made payments for the fiscal years ended December 29, 1996, and December 31, 1995 and 1994, of $178,000, $169,000, and $102,000, respectively, and is committed to make annual minimum rental payments of: $92,400 in 1997 and $53,900 in 1998.

TECHNOLOGY TRANSFER AGREEMENT

Under the Technology Transfer Agreement, Genzyme has transferred substantially all of its transgenic assets and liabilities to the Company including its ownership in the Joint Venture, assigned its relevant contracts and licensed to the Company technology owned or controlled by it and relating to the production of recombinant proteins in the milk of transgenic animals (the "Field") and the purification of proteins produced in that manner. The license is worldwide and royalty free as to Genzyme although the Company is obligated to Genzyme's licensors for any royalties due them.

As long as Genzyme's ownership of the Company remains below 50%, Genzyme may use the transferred technology and the new technology only on its own behalf and without any royalty obligation to the Company.

RESEARCH AND DEVELOPMENT AGREEMENT

In 1993, the Company and Genzyme entered into a Research and Development Agreement which defines the relationship among the parties whereby each entity may perform research for the other. This agreement is in effect through May 1998 and may be renewed by mutual consent. Genzyme has agreed to use the Company to perform all research in the field of production of recombinant proteins in transgenic animals. The Company has a similar obligation to use Genzyme to purify proteins produced transgenically. Each party must request such services from the other company before seeking them from a third party although the Company may perform purification services on its own behalf. These obligations are qualified by the ability of each party to perform the requested services in accordance with the performance, scheduling, cost and other specifications reasonably established by the requesting party. Each company will receive payments from the other equal to the performing party's fully allocated cost of performing such services, which shall not be less than 80% of the annual budgets established by the parties under the agreement, plus, in most cases, a fee equal to 10% of such costs. The Company currently provides development services to Genzyme for which it recognized revenues of $75,000, $485,000, and $883,000 for the fiscal years ended December 29, 1996, and December 31, 1995 and 1994, respectively.

Also, see Note 5.

NOTE 11. OTHER AGREEMENTS

Tufts University School of Veterinary Medicine ("Tufts")

Since 1988, pursuant to a cooperation agreement, the Company has funded an ongoing program to develop transgenic animals at Tufts. During the term of the agreement, which extends through September 1998, Tufts has agreed to work exclusively with the Company for commercial applications within the field of transgenic protein production in milk. The Company is obligated to make minimum payments in the aggregate of $266,000 during 1997. The Company paid Tufts $517,000, $665,000, and $868,000 for the fiscal years ended December 29, 1996, and December 31, 1995 and 1994, respectively. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts.

NOTE 12. JOINT VENTURE

In 1990, Genzyme entered into a joint venture with Sumitomo Metal
Industries to develop proteins produced transgenically (the "Joint Venture"). The Joint Venture has engaged the Company, as the successor to Genzyme's transgenics business, to perform research and development for which the Company is reimbursed a portion of its costs and receives additional payments based on achievement of specified milestones. However, GTC does not have any intercompany profits or losses as a result of its transactions with the Joint Venture. This three-year program ended during 1993 and the parties decided to extend the contract for an additional three years. For the fiscal years ended December 29, 1996, and December 31, 1995 and 1994, the Company recognized revenue of $857,000, $3,874,000, and $2,947,000, respectively, under this arrangement. The Company's initial $1,077,000 investment in the Joint Venture represented a 25% ownership interest. In 1992, the Company invested an additional $381,000, less than 25% of the aggregate new investment resulting in a decline of its ownership to 19.7%. In March 1994, the Company and its partner agreed to extend the Joint Venture contract and contribute an additional $1.2 million and $4.6 million, respectively, increasing the Company's ownership percentage to 22%. In October 1995, the Company contributed an additional $807,000 to maintain the Company's ownership percentage at 22%. At December 29, 1996, the Company had no advance payments from the Joint Venture. In February 1997, the Company reached agreement with the Joint Venture, subject to the approval of the Board of Directors of the Joint Venture, under which GTC will receive future milestone payments for the development of AT-III, which, if achieved, could total as much as $4.4 million in revenue.

The Joint Venture has a license, exclusive as to Asia and non-exclusive as to Europe, to use the Company's transgenic technology and to market and sell products and transgenic animals produced by the Joint Venture based on that technology. The Company retained the exclusive right to market and sell such products within the Americas. Each party is obligated to make royalty payments based on its sales of products developed by the Joint Venture and, additionally, the Company is obligated to pay royalties on sales of other transgenically produced proteins in Asia.

Summarized financial information (unaudited) for the Joint Venture is as follows:

                                                                               AT DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------
Balance Sheet Data:
Current assets.............................................................  $   1,301  $   2,900
Noncurrent asset...........................................................          2          4
Current liabilities........................................................         19          2
Partners' capital..........................................................      1,284      2,902

                                                                                       FOR THE YEARS ENDED DECEMBER 31
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Statement of Operations Data:
Research and development expenses....................................................  $   1,381  $   3,183  $   2,859
Administrative expense...............................................................         11      1,083        313
Revenue..............................................................................         --       (961)       (32)
                                                                                       ---------  ---------  ---------
Net loss.............................................................................  $   1,392  $   3,305  $   3,140
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

NOTE 13. EVENTS SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT ACCOUNTANTS

    In February 1997, the Company entered into a lease agreement with a commercial leasing company for $2 million of lease line availability. Leases under this line will have a term of 48 months at 11% per annum with a fair market value buyout at expiration.

    In March 1997, the Company received an extension of the Credit Agreement through March 31, 1999. Under the agreement the Company may borrow up to $6 million and $1.5 million for an existing standby letter in support of a major facility lease.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENZYME TRANSGENICS CORPORATION

                                       By: /s/James A. Geraghty
                                          -------------------------
                                       James A. Geraghty, President,
                                       Chief Executive Officer and
                                       Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Title                                 Date
---------                      -----                                 -----

/s/ Henri A. Termeer           Chairman of the Board                 3/27/97
------------------------       and Director                          -------
    Henri A. Termeer

/s/ James A. Geraghty          President, Chief Executive Officer    3/27/97
------------------------       and Director                          -------
    James A. Geraghty

/s/ John B. Green               Chief Financial Officer               3/27/97
------------------------                                              -------
    John B. Green

/s/ Robert W. Baldridge         Vice Chairman of the Board            3/27/97
------------------------                                              -------
    Robert W. Baldridge

/s/ Alan E. Smith               Director                              3/27/97
------------------------                                              -------
    Alan E. Smith

/s/ Henry E. Blair              Director                              3/27/97
------------------------                                              -------
    Henry E. Blair

/s/ Alan W. Tuck                Director                              3/27/97
------------------------                                              -------
    Alan W. Tuck

/s/ Francis J. Bullock          Director                              3/27/97
------------------------                                              -------
    Francis J. Bullock

                                 EXHIBIT INDEX

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------

       2.1   Agreement and Plan of Merger, dated as of June 14, 1994, among TSI Corporation ("TSI"), Genzyme
             Transgenics Corporation ("GTC") and New Acorn Corporation. Filed as Appendix A to the Joint Proxy
             Statement--Prospectus included in Part I of the Company's Registration Statement on Form S-4, File
             No. 33-80924 (the "GTC S-4") and incorporated herein by reference.

       2.2   Asset Purchase and Sale Agreement, dated January 3, 1995, between The TSI Center for Diagnostic
             Products, Inc. and BioVest, Inc. Filed as Exhibit 2.2 to the original filing of the Company's report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this Agreement are omitted. A list of such schedules appears in the table of contents to the Agreement. The Company hereby undertakes to furnish supplementally upon request a copy of any such schedule to the
             Commission.

       2.3   Agreement and Plan of Merger, dated May 23, 1995, among GTC, Biodevelopment Laboratories, Inc. and
             BDL Acquisition Corp. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated July 3,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

       2.4   Share Purchase Agreement, dated as of September 1, 1995, among GTC, TSI and Quintiles Holdings
             Limited. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated September 19, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

       3.1   Restated Articles of Organization of GTC, filed with the Secretary of the Commonwealth of
             Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to GTC's Report on Form 10-K, File No.
             0-21794, for the year ended December 31, 1993 (the "GTC 1993 10-K") and incorporated herein by reference.

       3.2   By-Laws of GTC, as amended to date. Filed as Exhibit 3.2 to GTC's Registration Statement on Form S-1,
             File No. 33-62782 (the "GTC S-1") and incorporated herein by reference.

       4.1   GTC Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the GTC S-1 and incorporated herein by reference.

     4.2.1   TSI Specimen Warrant Certificate. Filed as Exhibit 4.8 to the TSI Registration Statement on Form S-3,
             File No. 33-48107, and incorporated herein by reference.
     4.2.2   Form of Notice of Assumption by GTC of the TSI warrants to which Exhibit 4.2.1 to this Report relate.
             Filed as Exhibit 4.2.2 to the original filing of the Company's report on Form 10-K for the year ended
             December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

       4.3   TSI Common Stock Purchase Warrant No. F-1 issued to The First National bank of Boston ("FNBB") on
             October 28, 1993. Filed as Exhibit 4.6 to the GTC S-4 and incorporated herein by reference.

       4.4   TSI Common Stock Purchase Warrant No. G-1, dated September 27, 1994, issued to Financing for Science
             International, Inc. ("FSI"). Filed as Exhibit 4.4 to the original filing of


EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------

             the Company's report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-21794)
             and incorporated herein by reference.

       4.5   Form of Notice of Assumption by GTC of the TSI Common Stock Purchase Warrants Nos. F-1 and G-1. Filed
             as Exhibit 4.5 to the original filing of the Company's report on Form 10-K for the year ended
             December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

       4.6   Common Stock Purchase Warrant, dated June 30, 1995, issued to FSI. Filed as Exhibit 10.9 to the
             Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

       4.7   Common Stock Purchase Warrant, dated July 3, 1995, issued to Genzyme. Filed as Exhibit 10.5 to the
             Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

       4.8   Common Stock Purchase Warrant, dated March 13, 1996, issued to FSI. Filed as Exhibit 4.8 to the
             Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

      10.1   Technology Transfer Agreement between GTC and Genzyme Corporation ("Genzyme"), dated as of May 1,
             1993. Filed as Exhibit 2.1 to the GTC S-1 and incorporated herein by reference.

      10.2   Research and Development Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit
             10.1 to the GTC S-1 and incorporated herein by reference.

      10.3   Services Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.2 to the GTC
             S-1 and incorporated herein by reference.

      10.4   Sublease Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.3 to the GTC
             S-1 and incorporated herein by reference.

      10.5   License Agreement between GTC and Genzyme, as successor to IG Laboratories, Inc., dated as of May 1,
             1993. Filed as Exhibit 10.4 to the GTC S-1 and incorporated herein by reference.

      10.6   Series A Convertible Preferred Stock Purchase Agreement between GTC and Genzyme, dated as of May 1,
             1993. Filed as Exhibit 10.5 to the GTC S-1 and incorporated herein by reference.
    10.7.1   Mortgage and Security Agreement, dated as of June 30, 1995, between GTC and Genzyme. Filed as Exhibit
             10.6 to the Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

    10.7.2   First Amendment to Mortgage and Security Agreement, dated as of December 15, 1995, between GTC and
             Genzyme. Filed as Exhibit 10.7.2 to the Company's report on Form 10-K for the year ended December 31,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

     10.8*   GTC 1993 Equity Incentive Plan, as amended through the date of this report. Filed herewith.

     10.9*   GTC 1993 Employee Stock Purchase Plan, as amended through the date of this report. Filed herewith.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
    10.10*   GTC 1993 Director Stock Option Plan, as amended through the date of this report. Filed herewith.

     10.11   GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as
             Exhibit 10.9 to the GTC S-1 and incorporated herein by reference.

     10.12   GTC Form of Agreement Not to Compete, together with a schedule of parties thereto. Filed as Exhibit
             10.10 to the GTC S-1 and incorporated herein by reference.

     10.13   Form of Indemnification Agreement between GTC and its directors, together with a schedule of the parties thereto. Filed as Exhibit 10.12 to the original filing of the Company's report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference. Such agreements are materially different only as to the signing directors and the dates of execution.

     10.14   License Agreement between GTC and Biogen, Inc., dated December 26, 1990. Filed as Exhibit 10.12 to the GTC S-1 and incorporated herein by reference.

     10.15   Agreement between GTC, SMI Genzyme Limited ("SMIG") and a European pharmaceutical company, dated as of September 29, 1990. Filed as Exhibit 10.13 to the GTC S-1 and incorporated herein by reference.

     10.16   Research and Development Agreement between Genzyme and SMIG, dated as of September 11, 1990, filed as
             Exhibit 10.14 to the GTC S-1, as amended by an Agreement between GTC and SMIG, dated as of March 15,
             1994, filed as Exhibit 10.1 to GTC's Report on Form 10-Q for the quarter ended March 31, 1994, and, in each case, incorporated herein by reference.

     10.17   Joint Venture and Shareholders Agreement between GTC, Sumitomo Metal Industries, Ltd. ("SMI") and
             SMIG, dated as of September 7, 1990. Filed as Exhibit 10.15 to the GTC S-1 and incorporated herein by reference.

     10.18   Shareholders' Subscription Agreement among GTC, SMI and SMIG, dated as of March 15, 1994. Filed as
             Exhibit 10.17 to the GTC 1993 10-K and incorporated herein by reference.

   10.19.1   Cooperation and Licensing Agreement between GTC and Tufts University, dated September 6, 1988, as amended through May 13, 1993. Filed as Exhibit 10.18 to the Company's report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

   10.19.2   Amendment No. 7, dated April 1, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.6 to
             the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

   10.19.3   Amendment No. 8, dated October 21, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.7
             to the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

   10.19.4   Amendment No. 9, dated December 1, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.8
             to the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

   10.19.5   Amendment No. 10, dated November 1, 1993, to Cooperation and License Agreement. Filed as Exhibit 10.9
             to the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
   10.19.6   Amendment No. 11, dated May 25, 1995, to Cooperation and License Agreement. Filed as Exhibit 10.10 to
             the Company's report on Form 10-Q for the period ended October 1, 1995 and incorporated herein by reference.

     10.20   United States Patent No. 4,873,191 Sublicense Agreement between DNX, Inc. and Genzyme Corporation
             Regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February
             1, 1990; and letter of amendment, dated April 19, 1991. Filed together as Exhibit 10.17 to the GTC
             S-1 and incorporated herein by reference.

   10.21.1   Indenture of Lease, dated March 17, 1986, between TSI Mason Laboratories, Inc., ("Mason") and Stephen
             W. Wolfe and William C. Greene as Trustees of the Fifty-Seven Union Street Trust (the "TSI Mason
             Lease"). Filed as Exhibit 10.15 to the Registration Statement of TSI on Form S-1, File No. 33-33708,
             and incorporated herein by reference.

   10.21.2   Amendment to the TSI Mason Lease, dated September 30, 1993. Filed as Exhibit 10.4 to Amendment No. 1
             to TSI's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (the "TSI 1993 10-K") and incorporated herein by reference.

     10.22   Guaranty by TSI of the obligations of Mason under the TSI Mason Lease. Filed as Exhibit 10.41 to the
             TSI 1993 10-K and incorporated herein by reference.

     10.23   Lease Agreement, dated September 25, 1989, between TSI and Laboratory Animal Services, Inc. and Greg
             E. Beatty and Betty L. Beatty. Filed as Exhibit 10.15 to TSI's Annual Report on Form 10-K for the
             fiscal year ended July 1, 1990 and incorporated herein by reference.

   10.24.1   Lease Agreement, dated November 14, 1990, between TSI and Hechinger Enterprises (the "Hechinger
             Lease"). Filed as Exhibit 10.21 to Amendment No. 2 to TSI's Registration Statement on Form S-1, File
             No. 33-39008 and incorporated herein by reference.

   10.24.2   First Amendment to the Hechinger Lease, dated January 20, 1991. Filed as Exhibit 10.22 to Amendment
             No. 1 to the TSI Registration Statement on Form S-1 (File No. 33-39008) and incorporated herein by reference.

     10.25   Non-Competition and Confidentiality Agreement, dated as of August 7, 1991, between TSI and Mildred S.
             Christian. Filed as Exhibit 10.27 to Amendment No. 2 to the TSI January Registration Statement on
             Form S-1 (File No. 33-44724) and incorporated herein by reference.

     10.26   Agreement to Terminate Existing Leases and Contemporaneously to Enter Into a New Lease, dated as of
             July 1, 1992, between Hefferman and Partners and Argus Research Laboratories, Inc. Filed as Exhibit
             10.31 to the TSI 1993 10-K and incorporated herein by reference.

     10.27   Lease Agreement, dated as of October 8, 1992, between W.M. Rickman Construction Company and TSI
             Washington Laboratories, Inc. Filed as Exhibit 10.32 to the TSI 1993 10-K and incorporated herein by reference.

   10.28.1   Revolving Credit Agreement, dated July 3, 1995, among GTC, certain of its subsidiaries and FNBB.
             Filed as Exhibit 10.2 to the Company's report on Form 10-Q for the period ended July 2, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

   10.28.2   First Amendment to Revolving Credit Agreement, dated as of September 15, 1995 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.2 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
             incorporated herein by reference.

   10.28.3   Second Amendment to Revolving Credit Agreement, dated as of December 22, 1995 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.3 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

   10.28.4   Third Amendment to Revolving Credit Agreement, dated as of March 29, 1996 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.4 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

     10.29   Security Agreement, dated July 3, 1995, by GTC and certain of its subsidiaries in favor of Genzyme.
             Filed as Exhibit 10.3 to the Company's report on Form 10-Q for the period ended July 2, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

   10.30.1   Reimbursement Agreement, dated July 3, 1995, among GTC, certain of its subsidiaries and Genzyme.
             Filed as Exhibit 10.4 to the Company's report on Form 10-Q for the period ended July 2, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

   10.30.2   First Amendment to Reimbursement Agreement, dated December 15, 1995, among GTC, certain of its subsidiaries and Genzyme. Filed as Exhibit 10.30.2 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

     10.31   Convertible Debt and Development Funding Agreement, dated as of March 29, 1996, between GTC and
             Genzyme. Filed as Exhibit 10.31 to the Company's report on Form 10-K for the year ended December 31,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

     10.32   Subordination Agreement, dated as of March 29, 1996, among GTC, Genzyme and FNBB. Filed as Exhibit
             10.32 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

   10.33.1   Term Loan Agreement, dated as of December 15, 1995, among GTC, FNBB and Genzyme. Filed as Exhibit
             10.33.1 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File
             No. 0-21794) and incorporated herein by reference.

   10.33.2   First Amendment to Term Loan Agreement, dated as of March 29, 1996, among GTC, FNBB and Genzyme.
             Filed as Exhibit 10.33.2 to the Company's report on Form 10-K for the year ended December 31, 1995
             (Commission File No. 0-21794) and incorporated herein by reference.

     10.34   Amendment to Standby Letter of Credit, dated as of June 29, 1994, issued by FNBB in favor of Stephen
             W. Wolfe and William C. Greene, as Trustees of the Fifty-Seven Union Street Trust. Filed as Exhibit
             10.43 to the GTC S-4 and incorporated herein by reference.

     10.35   Master Equipment Lease Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as
             Exhibit 10.33 to the original filing of the Company's report on Form 10-K for the year ended December
             31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

     10.36   Reserve Pledge and Security Agreement, dated as of September 27, 1994, between TSI and FSI.

EXHIBIT NO.                                               DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------

             Filed as Exhibit 10.34 to the original filing of the Company's report on Form 10-K for the year ended
             December 31, 1994 (Commission File No. 0-21794) and incorporated herein by reference.

     10.37   Security Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as Exhibit 10.35 to the original filing of the Company's report on Form 10-K for the year ended December 31, 1994
             (Commission File No. 0-21794) and incorporated herein by reference.

     10.38   Intercreditor Agreement, dated as of July 3, 1995, among GTC, TSI, certain other subsidiaries of GTC,
             FNBB and FSI. Filed as Exhibit 10.7 to the Company's report on Form 10-Q for the period ended July 2,
             1995 (Commission File No. 0-21794) and incorporated herein by reference.

     10.39   Guaranty of Lease, dated as of June 30, 1995, by GTC in favor of FSI. Filed as Exhibit 10.8 to the
             Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) and incorporated herein by reference.

     10.40   Conversion and Registration Rights Agreement, dated as of June 29, 1994, between GTC and TSI. Filed as Exhibit 10.47 to the GTC S-4 and incorporated herein by reference.

     10.41   Common Stock Purchase Agreement, dated as of June 8, 1995, between GTC and Genzyme. Filed as Exhibit
             10.1 to the Company's report on Form 10-Q for the period ended July 2, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

    10.42*   Employment Agreement, dated March 28, 1996, between GTC and James A. Geraghty. Filed as Exhibit 10.42 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No.
             0-21794) and incorporated herein by reference.

    10.43*   Employment Agreement, dated March 28, 1996, between GTC and John B. Green. Filed as Exhibit 10.43 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794)
             and incorporated herein by reference.

    10.44*   Employment Agreement, dated March 28, 1996, between GTC and Peter Glick. Filed as Exhibit 10.44 to the Company's report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-21794)
             and incorporated herein by reference.

    10.45*   Employment Agreement, dated March 27, 1996, between GTC and Harry Meade. Filed as Exhibit 10.1 to the
             Company's report on Form 10-Q for the period ended March 31, 1996 (Commission File No. 0-21794) and incorporated herein by reference.

    10.46*   Form of Employment and Consulting Agreement among GTC, TSI and Robert W. Baldridge. Filed as Exhibit
             10.56 to the GTC S-4 and incorporated herein by reference.

        23   Consent of Coopers & Lybrand. Filed herewith.

        27   Financial Data Schedule. Filed herewith.

        99   Important Factors Regarding Forward-Looking Statements. Filed herewith.

------------------------

*   Indicates a management contract or compensatory plan.