Form 10-Q
period 1997-03-30
GENZYME TRANSGENICS CORP
filed 1997-05-14
CIK 904973

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                            ---------------
                               FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ---- ACT OF 1934

       For the quarterly period ended March 30, 1997

                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

       For the transition period from       to
                                      -----    -----

                         Commission file number 0-21794

                        GENZYME TRANSGENICS CORPORATION
           -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                          04-3186494
-------------------------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)            Identification No.)

Five Mountain Road, Framingham, Massachusetts      01701
-------------------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)

                              (508) 620-9700
-------------------------------------------------------------------------------
             Registrant's telephone number, including area code

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  X         No
           -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                           OUTSTANDING AT MAY 5, 1997
   -----------------------                 ----------------------------

Common Stock, $0.01 par value                      17,205,532

                        GENZYME TRANSGENICS CORPORATION
                               TABLE OF CONTENTS

                                                                      PAGE #
                                                                      ------

PART 1. FINANCIAL INFORMATION

   ITEM 1--Unaudited Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets as of March 30, 1997 and
   December 29, 1996.................................................    3

   Condensed Consolidated Statements of Operations for the
   Three Months Ended March 30, 1997 and March 31, 1996..............    4

   Condensed Consolidated Statements of Cash Flows for the
   Three Months Ended March 30, 1997 and March 31, 1996..............    5

   Notes to Unaudited Condensed Consolidated Financial
   Statements........................................................    6

   ITEM 2
   Management's Discussion and Analysis of Financial
   Condition and Results of Operations...............................    8

PART II. OTHER INFORMATION

   ITEM 1
   Legal Proceedings.................................................   10

   ITEM 6
   Exhibits and Reports on Form 8-K..................................   10

SIGNATURES...........................................................   11

Exhibit Index........................................................   12

PART I. Item 1--Unaudited Condensed Consolidated Financial Statements

                  GENZYME TRANSGENICS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS
       (Unaudited, dollars in thousands except per share amounts)

                                                  MARCH 30,    DECEMBER 29,
                                                    1997          1996
                                                -----------    ------------
                     ASSETS

Current assets:
  Cash and cash equivalents......................   $ 7,494     $ 8,894
  Accounts receivable, net.......................     8,505       7,499
  Unbilled contract revenue......................     5,370       6,740
  Other current assets...........................       964       1,509
                                                   --------    --------
    Total current assets.........................    22,333      24,642
Net property, plant and equipment................    22,577      20,566
Costs in excess of net assets acquired, net......    20,404      20,695
Investment in Joint Venture......................       (28)        283
Other assets.....................................       529         518
                                                   --------    --------
                                                    $65,815     $66,704
                                                   --------    --------
                                                   --------    --------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................   $ 2,038     $ 2,992
  Accounts payable--Genzyme Corporation..........     1,904       1,339
  Revolving line of credit.......................     6,000       6,000
  Accrued expenses...............................     6,376       5,911
  Advance payments...............................     7,164       6,649
  Current portion of long-term debt..............     2,565       1,867
                                                   --------    --------
    Total current liabilities....................    26,047      24,758
  Long-term debt, net of current portion.........     4,803       5,708
  Deferred lease obligation......................       534         508
  Other liabilities..............................       370         526
                                                   --------    --------
    Total liabilities............................    31,754      31,500
Stockholders' equity:
  Preferred stock, $.01 par value, authorized
    5,000,000 shares, none outstanding;..........        --          --
  Common stock, $.01 par value; 24,000,000 shares
    authorized; 17,198,532 and 17,130,901 shares
    issued and outstanding at March 30, 1997 and
    December 29, 1996, respectively..............       172         171
  Capital in excess of par value.................    53,208      52,974
  Accumulated deficit............................   (19,309)    (17,931)
  Accumulated translation adjustments............       (10)        (10)
                                                   --------    --------
    Total stockholders' equity...................    34,061      35,204
                                                   --------    --------
                                                   $ 65,815    $ 66,704
                                                   --------    --------
                                                   --------    --------

   The accompanying notes are an integral part of these financial statements.

                     GENZYME TRANSGENICS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                    MARCH 30,  MARCH 31,
                                                      1997       1996
                                                    --------   ---------
Revenues
  Services........................................   $11,141    $ 8,795
  Research and development........................     3,793      1,558
                                                     --------   -------
                                                      14,934     10,353
Costs and operating expenses:
  Services........................................     9,387      7,621
  Research and development........................     2,847      1,987
  Selling, general and administrative.............     3,593      2,583
  Equity in loss of Joint Venture.................       311         40
                                                     --------   -------
                                                      16,138     12,231
                                                     --------   -------
Loss from operations..............................    (1,204)    (1,878)
Other income (expense):
  Interest income.................................        30          8
  Interest expense................................      (184)      (310)
  Other income....................................    --            318
                                                     --------   -------
Loss before provision for income taxes............    (1,358)    (1,862)
Provision for income taxes........................        20         92
                                                     --------   -------
Net loss..........................................   $(1,378)   $(1,954)
                                                     --------   -------
                                                     --------   -------
Net loss per common share.........................   $ (0.08)   $ (0.15)
                                                     --------   -------
                                                     --------   -------
Number of common shares outstanding for purposes
  of computing net loss per share.................     17,141    13,171
                                                     --------   -------
                                                     --------   -------

   The accompanying notes are an integral part of these financial statements.

                      GENZYME TRANSGENICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, dollars in thousands)

                                                     THREE MONTHS ENDED
                                                  ------------------------
                                                    MARCH 30,   MARCH 31,
                                                      1997        1996
                                                    --------    ---------
Cash flows for operating activities:
  Net loss........................................    $(1,378)   $(1,954)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization...............        981        824
      Adjustment to goodwill......................         --       (168)
      Equity in loss of Joint Venture.............        311         40
  Changes in assets and liabilities, net of
    effects from purchase of subsidiaries:
      Accounts receivable and unbilled contract
        revenue...................................        364     (2,308)
      Other current assets........................        545       (403)
      Accounts payable............................       (954)    (1,351)
      Accounts payable--Genzyme Corporation.......        565        454
      Other accrued expenses......................        465        191
      Advance payments............................        515        117
                                                      -------    -------
      Net cash provided by (used in) operating
        activities................................      1,414     (4,558)
Cash flows for investing activities:
  Purchase of property, plant and equipment.......     (2,486)      (351)
  Restricted cash.................................         --        475
  Other assets....................................        (25)       (39)
                                                      -------    -------
      Net cash provided by (used in) investing
        activities................................     (2,511)        85
Cash flows from financing activities:
  Net proceeds from the issuance of common stock..        235        133
  Repayment of long-term debt.....................       (408)      (505)
  Net borrowings under revolving line of credit...         --       (300)
  Investment and advances by Genzyme Corporation..         --      2,800
  Other long-term liabilities.....................       (130)       (60)
                                                      -------    -------
      Net cash provided by (used in) financing
        activities................................       (303)     2,068
                                                      -------    -------
Net decrease in cash and cash equivalents.........     (1,400)    (2,405)
Cash and cash equivalents at beginning
  of the period...................................      8,894      4,400
                                                      -------    -------
Cash and cash equivalents at end of period........    $ 7,494    $ 1,995
                                                      -------    -------
                                                      -------    -------
Noncash Investing and Financing Activities:
  Property acquired under capital leases..........    $   201    $   352


   The accompanying notes are an integral part of these financial statements.

                   GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                    STATEMENTS


1.  Basis of Presentation:

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period.

The financial statements for the three months ended March 30, 1997 and March 31, 1996 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.  Accounting Policies:

The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

3.  Joint Venture:

In February 1997, the Company reached an agreement with the joint venture formed by the Company and Sumitomo Metal Industries, Ltd. (the "Joint Venture") under which the Company may receive up to $4.4 million in future milestone payments for the development of AT-III. The Company earned $1.4 million in milestones under the agreement in the first quarter of 1997. In March 1997, the Joint Venture Partners agreed to raise $2.4 million in additional equity, of which the Company contributed $527,000 in April 1997 to maintain its 22% ownership.

4.  Extension of the Convertible Debt and Development Funding Agreement:

On March 30, 1997, the Company amended its Convertible Debt and Development Funding Agreement (the "Agreement") dated March 28, 1996 with Genzyme to provide for continued funding by Genzyme of the development costs of the Antithrombin III ("AT-III") program through June 30, 1997. During the extension period, the Company will continue to negotiate the other terms of the business relationship with Genzyme concerning AT-III.

5.  Subsequent Event:

On April 23, 1997, the Company and Pharming B.V. ("Pharming") entered into a Settlement Agreement, thereby ending arbitration proceedings which were initiated by Pharming on December 21, 1995. The arbitration was filed under a September 21, 1994 license agreement between the companies (the "License Agreement"), in which the Company and Pharming cross-licensed various intellectual property rights under certain patents relating to the transgenic production of proteins. Pharming claimed breach of the License Agreement by the Company on various grounds; and the Company denied Pharming's allegations and filed a counterclaim alleging that Pharming's request for arbitration was filed for improper purposes. The Settlement Agreement calls for submission of a stipulation to the arbitration tribunal dismissing all claims. In connection with the settlement, the companies also amended the License Agreement to clarify the terms under which the Company and its affiliates may work in transgenic cattle under the existing license to Pharming's promoter patent; and under which Pharming and its affiliates may work in transgenic goats under the existing license to the Company's promoter patent. The amended License Agreement further specifies that the Company and Pharming each have a right of first refusal to perform the work in goats and cattle, respectively, which the other party would seek to contract to a third party. Finally, the amended License Agreement clarifies that the agreement's conditions and restrictions apply only to the cross-licensed patents, and that no rights other than the cross-licensed patents are conferred on the parties. All other material terms of the original License Agreement remain in force.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 30, 1997 and March 31, 1996

Total revenues for the three-month period ending March 30, 1997 were $14.9 million, compared with $10.4 million in the comparable period of 1996, an increase of $4.6 million or 44%. Service revenues increased to $11.1 million in the first quarter of 1997 from $8.8 million in the first quarter of 1996, an increase of $2.3 million or 27%. Research and development revenue increased to $3.8 million in the first quarter of 1997 from $1.6 million in the first quarter of 1996, an increase of $2.2 million or 143%, due primarily to an increase in activity and revenues related to the funding received from Genzyme Corporation ("Genzyme") in the development of the lead compound, transgenic antithrombin III ("AT-III"), the achievement of a $1.4 million milestone from the joint venture formed by the Company and Sumitomo Metal Industries, Ltd. (the "Joint Venture") and increased commercial activity.

Cost of services for the first quarter of 1997 were $9.4 million compared to $7.6 million in the comparable period of 1996, an increase of $1.8 million or 23% due to the increased volume in the services sector. Research and development expenses increased to $2.8 million in the first quarter of 1997 from $2.0 million in the first quarter of 1996, an increase of $860,000 or 43%. The increase is due to increased activity in research programs.

Gross profit for the first quarter of 1997 amounted to $2.7 million versus $745,000 in the first quarter of 1996. Gross profit on services for the first quarter of 1997 was $1.8 million, a gross margin of 16%, versus $1.2 million, a gross margin of 13%, in the first quarter of 1996. The improvement in services margins was primarily due to increased services revenues and a shift to higher margin services.

Selling, general and administrative ("SG&A") expenses increased to $3.6 million in the first quarter of 1997 from $2.6 million in the first quarter of 1996, an increase of $1.0 million or 39%. The increase was due to the increased marketing efforts and administrative personnel required to generate the increase in revenue.

Interest income increased to $30,000 in the first quarter of 1997, from $8,000 in the first quarter of 1996, due to the investment of funds from the Company's secondary public offering. Interest expense decreased to $184,000 in the first quarter of 1997 from $310,000 in the first quarter of 1996 due to lower borrowings in 1997.

The Company recognized $311,000 of Joint Venture losses during the first quarter of 1997 compared to $40,000 in the comparable period of 1996. The increase was due to additional research by the Joint Venture including increased research funding to the Company (see Note 3 to the Financial Statements appearing in this Report).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $7.5 million at March 30, 1997. During the first three months of 1997, the Company had a $1.4 million net decrease in cash, $2.5 million was invested in capital equipment, further expansion of the transgenic production facility and the expansion of the Mason Laboratories facility and $408,000 was used to pay down long-term debt. Sources of funds during the period included $1.4 million of cash provided by operations (due primarily to a decrease in non-cash working capital of $1.5 million and $1.3 million of non-cash charges offset by the net loss of $1.4 million) and $235,000 of proceeds received from the issuance of common stock under the Company's stock plans.

In October 1996, the Company began a $3 million expansion of its Mason Laboratory facility scheduled to be completed in April 1997. The Company is in the process of obtaining long-term financing of this project through a consortium consisting of state and local government agencies in conjunction with a commercial bank. Upon completion of this financing, $2.4 million of construction costs which were internally financed from working capital through March 30, 1997 will be reimbursed to the Company.

The Company had a working capital deficit of $3.7 million at March 30, 1997 compared to a deficit of $116,000 at December 29, 1996. The Company expects to continue to operate with negative working capital for the foreseeable future. As of March 30, 1997 the Company had approximately $8.3 million available under the Genzyme Convertible Debt and Development Agreement and $2.8 million was available under various capital lease lines. Under the Company's 1997 operating plan, existing cash balances along with funds available under the bank line and the Convertible Debt and Development Agreement are expected to be sufficient to fund the Company through March 31, 1998.

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

Part II.  Item 1 - Legal Proceedings.

         On April 23, 1997, the Company and Pharming B.V. ("Pharming") entered into a Settlement Agreement, thereby ending arbitration proceedings which were initiated by Pharming on December 21, 1995. The arbitration was filed under a September 21, 1994 license agreement between the companies (the "License Agreement"), in which the Company and Pharming cross-licensed various intellectual property rights under certain patents relating to the transgenic production of proteins. Pharming claimed breach of the License Agreement by the Company on various grounds; and the Company denied Pharming's allegations and filed a counterclaim alleging that Pharming's request for arbitration was filed for improper purposes. The Settlement Agreement calls for submission of a stipulation to the arbitration tribunal dismissing all claims. In connection with the settlement, the companies also amended the License Agreement to clarify the terms under which the Company and its affiliates may work in transgenic cattle under the existing license to Pharming's promoter patent; and under which Pharming and its affiliates may work in transgenic goats under the existing license to the Company's promoter patent. The amended License Agreement further specifies that the Company and Pharming each have a right of first refusal to perform the work in goats and cattle, respectively, which the other party would seek to contract to a third party. Finally, the amended License Agreement clarifies that the agreement's conditions and restrictions apply only to the cross-licensed patents, and that no rights other than the cross-licensed patents are conferred on the parties. All other material terms of the original License Agreement remain in force.


Item 6.  Exhibits and Current Reports on Form 8-K.

    (a)  Exhibits.

    10.1 Amendment Agreement, dated April 23, 1997, between GTC and Pharming B.V. Filed herewith.

    10.2 Amendment No. 2 to Convertible Debt and Development Funding Agreement, dated March 29, 1997, between GTC and Genzyme Corporation. Filed as Exhibit 99.1 to the Company's Current
             Report on Form 8-K dated March 31, 1997 and incorporated herein by reference.


    27       Financial Data Schedule. Filed herewith.

    (b)  Reports on Form 8-K.

         On April 3, 1997, the Company filed a Current Report on Form 8-K, disclosing the execution of Amendment No. 2 to the Convertible Debt and Development Funding Agreement dated as of March 29, 1996, between the Company and Genzyme Corporation.

                    GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                      FORM 10-Q

                                    MARCH 30, 1997

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 12, 1997                         GENZYME TRANSGENICS CORPORATION

                                            BY: /s/ John B. Green
                                                ----------------------------
                                                    John B. Green
                                                    Duly Authorized Officer,
                                                    Vice President and
                                                    Chief Financial Officer

                                    EXHIBIT INDEX

 Exhibit                             Description

 10.1 Amendment Agreement, dated April 23, 1997, between GTC and Pharming B.V. Filed herewith.

 10.2 Amendment No. 2 to Convertible Debt and Development Funding Agreement, dated March 29, 1997, between GTC and Genzyme
         Corporation. Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 1997 and incorported herein by reference.

 27      Financial Data Schedule. Filed herewith.