Form 10-Q
period 1997-06-30
GENZYME TRANSGENICS CORP
filed 1997-08-13
CIK 904973

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                   ________________
                                      FORM 10-Q

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
 ------
              SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 29, 1997

                                          OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
 ------
              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                            Commission file number 0-21794

                            GENZYME TRANSGENICS CORPORATION
         ------------------------------------------------------------------
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

    Yes     X     .                   No             .
        ---------                         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at August 4, 1997
              -----                    -----------------------------
    Common Stock, $0.01 par value           17, 294, 675

                           GENZYME TRANSGENICS CORPORATION
                                  TABLE OF CONTENTS

                                                                        PAGE #
                                                                        ------
PART 1.  FINANCIAL INFORMATION

    ITEM 1 - Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets as of June 29, 1997
    and December 29, 1996...................................................3

    Condensed Consolidated Statements of Operations for the
    Three Months and Six Months Ended June 29, 1997 and June 30, 1996.......4

    Condensed Consolidated Statements of Cash Flows for
    the Six Months Ended June 29, 1997
    and June 30, 1996.......................................................5

    Notes to Unaudited Condensed Consolidated
    Financial Statements....................................................6

    ITEM 2
    Management's Discussion and Analysis of
    Financial Condition and Results of Operations...........................8


PART II. OTHER INFORMATION

    ITEM 1
    Legal Proceedings......................................................11

    ITEM 2
    Changes in Securities..................................................11

    ITEM 4
    Submission of Matters to a Vote of Security Holders....................12

    ITEM 6
    Exhibits and Reports on Form 8-K.......................................13

SIGNATURES..................................................................15

EXHIBIT INDEX...............................................................16

                           GENZYME TRANSGENICS CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
              (Unaudited, dollars in thousands except per share amounts)


                                                         June 29,   December 29,
                                                          1997         1996
                                                        ---------   ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents.........................       $6,397        $8,894
 Accounts receivable, net..........................        8,720         7,499
 Unbilled contract revenue.........................        6,414         6,740
 Other current assets..............................        1,213         1,509
                                                         -------       -------
     Total current assets..........................       22,744        24,642
Net property, plant and equipment..................       24,440        20,566
Costs in excess of net assets acquired, net........       20,114        20,695
Investment in Joint Venture........................          280           283
Other assets.......................................          787           518
                                                          ------        ------
                                                         $68,365       $66,704
                                                          ------        ------
                                                          ------        ------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable..................................       $1,740        $2,992
 Accounts payable - Genzyme Corporation............        2,530         1,339
 Revolving line of credit..........................        6,000         6,000
 Accrued expenses..................................        6,392         5,911
 Advance payments..................................        7,674         6,649
 Current portion of long-term debt.................        1,875         1,867
                                                          ------        ------
     Total current liabilities.....................       26,211        24,758
 Long-term debt, net of current portion............         8584         5,708
 Deferred lease obligation.........................          560           508
 Other liabilities.................................          264           526
                                                          ------        ------
     Total liabilities.............................       35,619        31,500
Stockholders' equity:
 Preferred stock, $.01 par value, authorized
   5,000,000 shares, none outstanding;.............            -             -
 Common stock, $.01 par value; 24,000,000 shares
    authorized; 17,276,765 and 17,130,901 shares
    issued and outstanding at June 29, 1997 and
    December 29, 1996, respectively ...............          173           171
 Capital in excess of par value....................       53,782        52,974
 Accumulated deficit...............................      (21,199)      (17,931)
 Accumulated translation adjustments...............          (10)          (10)
                                                          ------        ------
   Total stockholders' equity......................       32,746        35,204
                                                          ------        ------
                                                         $68,365       $66,704
                                                          ------        ------
                                                          ------        ------

      The accompanying notes are an integral part of these financial statements.

                           GENZYME TRANSGENICS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited, in thousands except share and per share amounts)


                                            Three months ended     Six months ended
                                            -------------------   -------------------
                                             June 29,  June 30,   June 29,   June 30,
                                               1997      1996       1997       1996
                                            --------   --------   --------   --------
Revenues
 Services................................    $11,404    $ 9,381    $22,545    $18,176
 Research and development................      4,190      1,990      7,983      3,548
                                              ------     ------     ------     ------
                                              15,594     11,371     30,528     21,724

Costs and operating expenses:
 Services................................      9,308      8,156     18,695     15,777
 Research and development................      4,219      2,112      7,066      4,099
 Selling, general and administrative.....      3,561      2,834      7,154      5,417
 Equity in loss of Joint Venture.........        220         94        531        134
                                              ------     ------     ------     ------
                                              17,308     13,196     33,446     25,427
                                              ------     ------     ------     ------

Loss from operations.....................     (1,714)    (1,825)    (2,918)    (3,703)
 Other income (expense):
 Interest income.........................         62          3         92         11
 Interest expense........................       (233)      (363)      (417)      (673)
 Other income............................        -           -         -          318
                                              ------     ------     ------     ------


Loss before provision for income taxes...     (1,885)    (2,185)    (3,243)    (4,047)

Provision for income taxes...............          5        -           25         92
                                              ------     ------     ------     ------

Net loss.................................    $(1,890)   $(2,185)   $(3,268)   $(4,139)
                                              ------     ------     ------     ------
                                              ------     ------     ------     ------

Net loss per common share................    $ (0.11)   $ (0.16)    $(0.19)   $ (0.31)
                                              ------     ------     ------     ------
                                              ------     ------     ------     ------

Number of common shares outstanding
  for purposes of computing net loss
  per share..............................     17,212     13,318     17,177     13,245
                                              ------     ------     ------     ------
                                              ------     ------     ------     ------

   The accompanying notes are an integral part of these financial statements.

                        GENZYME TRANSGENICS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (Unaudited, dollars in thousands except per share amounts)


                                                                           Six Months Ended
                                                                           ----------------
                                                                         June 29,      June 30,
                                                                           1997         1996
                                                                         --------      --------
Cash flows for operating activities:
 Net loss........................................................      $ (3,268)     $ (4,139)
 Adjustments to reconcile net loss to net
   cash used by operating activities:
   Depreciation and amortization.................................         2,029         1,799
   Adjustment to Goodwill........................................             -          (143)
   Equity in loss of Joint Venture...............................           531           134
 Changes in assets and liabilities,
   Accounts receivable and unbilled contract revenue.............          (895)       (2,968)
   Other current assets..........................................           296          (344)
   Accounts payable..............................................        (1,252)       (1,910)
   Accounts payable - Genzyme Corporation........................         1,191           833
   Other accrued expenses........................................           693           144
   Advance payments..............................................         1,025           542
                                                                        -------       -------
   Net cash provided by (used in) operating activities...........           350        (6,052)
Cash flows for investing activities:
 Purchase of property, plant and equipment.......................        (4,911)         (788)
 Investment in Joint Venture.....................................          (528)            -
 Restricted cash.................................................             -           950
 Other assets....................................................          (299)          (67)
                                                                        -------       -------
   Net cash provided by (used in) investing activities...........        (5,738)           95
Cash flows from financing activities:
 Net proceeds from the issuance of common stock..................           598           530
 Proceeds from long-term debt....................................         4,869             -
 Repayment of long-term debt.....................................        (2,366)       (1,109)
 Investment and advances by Genzyme Corporation..................             -         3,092
 Other long-term liabilities.....................................          (210)         (176)
                                                                        -------       -------
   Net cash provided by financing activities.....................         2,891         2,337
                                                                        -------       -------
Net decrease in cash and cash equivalents........................        (2,497)       (3,620)
Cash and cash equivalents at beginning of period.................         8,894         4,400
                                                                        -------       -------
Cash and cash equivalents at end of period.......................      $  6,397       $   780
                                                                        -------       -------
                                                                        -------       -------

Noncash investing and financing activities:
 Property acquired under capital leases..........................      $    381       $   669


      The accompanying notes are an integral part of these financial statements.

                   GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation:

These unaudited condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended December 29, 1996 of Genzyme Transgenics Corporation (the "Company") and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period.

The financial statements for the six months ended June 29, 1997 and June 30, 1996 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.     Accounting Policies:

The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

3.     Joint Venture:

In February 1997, the Company reached an agreement with a joint venture formed by the Company and Sumitomo Metal Industries, Ltd. (the "Joint Venture") under which the Company may receive up to $4.4 million in future milestone payments for the development of Antithrombin III ("AT-III"). In 1997, the Company earned $1.4 million in the first quarter and $1.0 million in the second quarter in milestone payments under the agreement. In March 1997, the Joint Venture partners agreed to raise $2.4 million in additional equity, of which the Company contributed $528,000 in April 1997 to maintain its 22% ownership interest.

4.     Extension of the Convertible Debt and Development Funding Agreement:

On March 30, 1997, the Company amended its Convertible Debt and Development Funding Agreement with Genzyme Corporation ("Genzyme"), dated March 29, 1996 (the "Agreement"), to provide for continued funding by Genzyme, of the development costs of the AT-III program through June 30, 1997. On June 30, 1997, the Company and Genzyme agreed to extend the Agreement until December 31, 1997. Under the extended agreement, Genzyme will provide $7.0 million in development funding in 1997. During the extension period, the Company negotiated the terms of a joint venture with Genzyme, the principal terms of which were agreed to in July 1997 (see Note 8).

5.     Pharming, B.V. Litigation:

In April 1997, the Company reached an agreement to settle its arbitration with Pharming, B.V., a Netherlands corporation ("Pharming") in connection with a license agreement between the two parties. Under the terms of the agreement, the Company paid $200,000 to Pharming in May 1997 in return for a stipulation dismissing all claims submitted in the arbitration proceedings and a clarification of certain terms of the license agreement.

6.     Mason Debt Financing:

In June 1997, the Company completed a financing for the expansion of its Mason Laboratory. The financing package provides $5.0 million in available funds from a consortium of state and local government agencies in conjunction with a commercial bank. The loan carries a 10-year amortization schedule with a variable interest rate adjusted annually. The current rate is 9.25%. The Company utilized $3.8 million of the line in June to fund the initial phase of renovations and to refinance $800,000 of existing mortgage debt. The remaining $1.2 million is available through December 31, 1998 for additional renovations of the facility, if any.

7.     Redfield Debt Financing:

In June 1997, the Company obtained from a commercial bank, in conjunction with a state government agency, a $1,050,000 loan for the expansion of its Redfield Laboratory. The loan has an annual interest rate of 10% with a balloon payment due July 1, 1998. This loan is renewable each year.

8.     Subsequent Event:

On July 22, 1997, the Company and Genzyme announced an agreement to establish a joint venture for the development, marketing and distribution of AT-III. A definitive agreement has not yet been signed. Under the terms of the agreement, Genzyme will provide 70 percent of the development costs, up to a maximum contribution of $33 million, and the Company will fund the remaining 30 percent. Development costs in excess of $33 million will be funded equally by the partners. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the joint venture at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 29, 1997 and June 30, 1996

Total revenues for the three-month period ending June 29, 1997 were $15.6 million, compared with $11.4 million in the comparable period of 1996, an increase of $4.2 million or 37%. Service revenues increased to $11.4 million in the second quarter of 1997 from $9.4 million in the second quarter of 1996, an increase of $2 million or 22%. Research and development revenue increased to $4.2 million in the second quarter of 1997 from $2 million in the second quarter of 1996, an increase of $2.2 million or 111%, due primarily to increased funding received from Genzyme Corporation ("Genzyme") for the development of the lead compound, transgenic Antithrombin III ("AT-III"), the achievement of a $1 million milestone from the joint venture formed by the Company and Sumitomo Metal Industries, Ltd. (the "Joint Venture") and increased commercial activity.

Cost of services for the second quarter of 1997 were $9.3 million compared to $8.2 million in the comparable period of 1996, an increase of $1.2 million or 14% due to increased service revenues. Research and development expenses increased to $4.2 million in the second quarter of 1997 from $2.1 million in the second quarter of 1996, an increase of $2.1 million or 100%. The increase is due to costs associated with the manufacturing facility coming on-line for the production of AT-III material for clinical trials and increased activity in the research and commercial programs.

Gross profit for the second quarter of 1997 was $2.1 million versus $1.1 million in the second quarter of 1996. Gross profit on services for the second quarter of 1997 was $2.1 million, reflecting a gross margin of 18%, versus $1.2 million and a gross margin of 13% in the second quarter of 1996. The improvement in services margins was primarily due to increased services revenues and a shift to higher margin services.

Selling, general and administrative ("SG&A") expenses increased to $3.6 million in the second quarter of 1997 from $2.8 million in the second quarter of 1996, an increase of $727,000 or 26%. The increase is due to the increased marketing efforts and administrative personnel required to generate the increase in revenue.

Interest income increased to $62,000 in the second quarter of 1997, from $3,000 in the second quarter of 1996 due to the investment of funds from the Company's secondary public offering and the receipt of interest on funds that were held in escrow last year. Interest expense decreased to $233,000 in the second quarter of 1997 from $363,000 in the second quarter of 1996 due to lower borrowings in 1997.

The Company recognized $220,000 of Joint Venture losses during the second quarter of 1997 compared to $94,000 in the comparable period of 1996. The increase was due to additional research by the Joint Venture including increased research funding to the Company (see Note 3 to the Financial Statements appearing in this Report).

Six months ended June 29, 1997 and June 30, 1996

Total revenues for the six-month period ending June 29, 1997 were $30.5 million, compared with $21.7 million in the comparable period of 1996, an increase of $8.8 million or 41%. Service revenues increased to $22.5 million during the first six months of 1997 from $18.2 million in the comparable period of 1996, an increase of $4.4 million or 24%. Research and development revenue increased to $8 million during the first six months of 1997 from $3.5 million in the comparable 1996 period, an increase of $4.4 million or 125%, due primarily to increased funding received from Genzyme for the development of AT-III, the achievement of $2.4 million in milestones from the Joint Venture and increased commercial activity.

Cost of services during the first six months of 1997 were $18.7 million compared to $15.8 million in the comparable period of 1996, an increase of $2.9 million or 18% due to increased service revenues. Research and development expenses increased to $7.1 million during the first six months of 1997 from $4.1 million in the comparable period of 1996, an increase of $3 million or 72%. The increase is due to costs associated with the manufacturing facility coming on-line for the production of AT-III material for clinical trials and increased activity in the research and commercial programs.

Gross profit for the first six months of 1997 was $4.8 million versus $1.8 million in the comparable period of 1996. Gross profit on services for the first six months of 1997 was $3.9 million, reflecting a gross margin of 17%, versus $2.4 million and a gross margin of 13% in the comparable period of 1996. The improvement in services margins was primarily due to increased services revenues and a shift to higher margin services.

SG&A expenses increased to $7.2 million in the second quarter of 1997 from $5.4 million in the comparable period of 1996, an increase of $1.7 million or 32%. The increase is due to the increased marketing efforts and administrative personnel required to generate the increase in revenue.

Interest income increased to $92,000 in the first six months of 1997, from $11,000 in the comparable period of 1996, due to the investment of funds from the Company's secondary public offering and receipt of interest on funds held in escrow last year. Interest expense decreased to $417,000 in the first six months of 1997 from $673,000 in the comparable period of 1996 due to lower borrowings in 1997.

The Company recognized $531,000 of Joint Venture losses during the first six months of 1997 compared to $134,000 in the comparable period of 1996. The increase was due to additional research by the Joint Venture including increased research funding to the Company (see Note 3 to the Financial Statements appearing in this Report).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $6.4 million at June 29, 1997. During the first six months of 1997, the Company had a $2.5 million net decrease in cash. $4.9 million was invested in capital equipment, further expansion of the transgenic production facility and the expansion of the Mason Laboratories facility and $2.4 million was used to pay down long-term debt. Sources of funds during the period included $350,000 of cash provided by operations (due primarily to a decrease in non-cash working capital of $1.1 million and $2.6 million of non-cash charges offset by the net loss of $3.3 million), $4.9 million in proceeds from the issuance of long-term debt and $598,000 in proceeds from the issuance of common stock.

In June 1997, the Company completed a $3 million expansion of its Mason Laboratory facility. The Company obtained $5 million in long-term financing for this project from a consortium consisting of state and local government agencies in conjunction with a commercial bank. In June 1997, the Company received approximately $3.8 million in funds of which approximately $800,000 was used to pay down existing long-term debt. In connection with the financing, the Company issued 20,000 warrants at the closing market value on June 26, 1997 of $8.75. The remaining $1.2 million in financing is available to fund future renovations of this facility, if any, through December 31, 1998.

The Company had a working capital deficit of $3.5 million at June 29, 1997 compared to a deficit of $116,000 at December 29, 1996. As of June 29, 1997, the Company had approximately $8.3 million available under the Genzyme Convertible Debt and Development Agreement and $2.6 million available under various capital lease lines. Under the Company's 1997 operating plan, existing cash balances along with funds available under the bank line and the Convertible Debt and Development Agreement are expected to be sufficient to fund the Company through June 30, 1998. The Company expects to continue to operate with negative working capital for the foreseeable future.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the results of the Company's testing services business, the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances, and regulatory requirements. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

                                       PART II

ITEM 1:  Legal Proceedings

    On April 23, 1997, the Company and Pharming, B.V., a Netherlands corporation ("Pharming"), entered into a Settlement Agreement, thereby ending arbitration proceedings which were initiated by Pharming on December 21, 1995. The arbitration was filed under a license agreement between the companies dated September 21, 1994 (the "License Agreement"), in which the Company and Pharming cross-licensed various intellectual property rights under certain patents relating to the transgenic production of proteins. Pharming claimed breach of the License Agreement by the Company on various grounds, and the Company denied Pharming's allegations and filed a counterclaim alleging that Pharming's request for arbitration was filed for improper purposes.

    Under the Settlement Agreement, a stipulation dismissing all claims was submitted to the tribunal and the Company paid Pharming $200,000, which payment was made in May 1997. Also, in connection with the settlement, the companies amended the License Agreement to clarify the terms under which (i) the Company and its affiliates may work in transgenic cattle under the existing license to Pharming's promoter patent and (ii) Pharming and its affiliates may work in transgenic goats under the existing license to the Company's promoter patent. The amended License Agreement further specifies that the Company and Pharming each have a right of first refusal to perform the work in goats and cattle, respectively, which the other party would seek to contract to a third party. Finally, the amended License Agreement clarifies that the agreement's conditions and restrictions apply only to the cross-licensed patents, and that no rights other than the cross-licensed patents are conferred on the parties. All other material terms of the original License Agreement remain in force.

ITEM 2:  Changes in Securities

    In June 1997, the Company completed acquisition of a line of credit of $5,000,000 for the expansion of its Mason Laboratory. On June 26, 1997, in consideration of this loan, the Company issued to Government Land Bank d/b/a The MassDevelopment a warrant to purchase shares of the Company's Common Stock (a "Warrant"). At any time during the ten-year period commencing on the date of issuance, the Warrant is convertible into either (i) 20,000 shares of Common Stock at an exercise price of $8.75 per share or (ii) that number of shares of Common Stock which is equal to the product of (x) the difference between the fair market value of one share of Common Stock and the exercise price per share of the Warrant and (y) the number of shares of Common Stock for which the Warrant is to be exercised, divided by the fair market value of one share of Common Stock. Because the issuance of the Warrant did not involve a public offering, exemption from registration with the Securities and Exchange Commission was claimed under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4:  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Stockholders held on May 28, 1997, the Company's stockholders voted as follows:

(a) To reelect Mr. Alan E. Smith to the Board of Directors for a three-year term.

  Nominee               Total Vote "FOR"         Total Vote Withheld
  -------               ----------------         -------------------
Alan E. Smith              15,949,663                  364,620

The terms in office of Robert W. Baldridge, Henry E. Blair, Francis J. Bullock, James A. Geraghty, Henri A. Termeer and Alan W. Tuck continued after the meeting.

(b) To amend the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of the Common Stock of the Company that may be subject to awards under the Plan from 300,000 shares to 900,000 shares.

    Total Vote for the Proposal             12,550,511
    Total Vote Against the Proposal            542,084
    Abstentions                                 54,927

(c) To amend the Company's 1993 Equity Incentive Plan to increase the number of shares of the Common Stock of the Company that may be subject to awards under the Plan from 2,015,000 shares to 2,515,000 shares.

    Total Vote for the Proposal             12,311,852
    Total Vote Against the Proposal            780,383
    Abstentions                                 55,287

(d) To amend the Company's 1993 Director Stock Option Plan to increase the number of shares of the Common Stock of the Company that may be subject to awards under the Plan from 50,000 shares to 100,000 shares.

    Total Vote for the Proposal             12,614,518
    Total Vote Against the Proposal            683,577
    Abstentions                                 65,355

(e) To amend the Company's Restated Articles of Organization to increase the aggregate number of shares of Common Stock that the Company may issue from 24,000,000 shares to 40,000,000 shares.

    Total Vote for the Proposal             16,042,926
    Total Vote Against the Proposal            228,150
    Abstentions                                 43,207

ITEM 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits.


    3 Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 26, 1997. Filed herewith.

    4 Common Stock Purchase Warrant, dated as of June 26, 1997, issued to Government Land Bank d/b/a The MassDevelopment. Filed herewith.

    10.1 Amendment Agreement, dated April 23, 1997, between the Company and Pharming, B.V. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 12, 1997 and incorporated herein by reference.

    10.2.1 Loan Agreement, dated as of May 22, 1997, between TSI Redfield Laboratories, Inc. ("TSI") and Jefferson County, Arkansas ("Jefferson County"). Filed herewith.

    10.2.2 Promissory Note in the amount of $350,000.00, dated as of May 22, 1997, executed by TSI and issued to Jefferson County. Filed herewith.

    10.2.3 Mortgage, dated as of May 22, 1997, entered into by and between TSI and Jefferson County, Arkansas. Filed herewith.

    10.2.4 Guaranty Agreement, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement, dated as of May 22, 1997, between TSI and Jefferson County. Filed herewith.

    10.3 1993 Equity Incentive Plan, as amended through May 28, 1997. Filed herewith.

    10.4 1993 Employee Stock Purchase Plan, as amended through May 28, 1997. Filed herewith.

    10.5 1993 Director Stock Plan, as amended through May 28, 1997. Filed herewith.

    10.6 Fourth Amendment to Term Loan Agreement, dated as of June 17, 1997, between the Company and The First National Bank of Boston. Filed herewith.

    10.7 Seventh Amendment to Revolving Credit Agreement, dated as of June 17, 1997, among the Company, certain of its subsidiaries and BankBoston, N.A.

    10.8.1 Loan Agreement, dated as of June 26, 1997, between GTC Mason Laboratories ("Mason") and the Emerging Technology Fund of the Government Land Bank d/b/a MassDevelopment ("MassDevelopment"). Filed herewith.

    10.8.2 Promissory Note in the amount of $5,000,000.00, dated as of June 26, 1997, executed by Mason and issued to MassDevelopment. Filed herewith.

    10.8.3 Mortgage and Security Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment. Filed herewith.

    10.8.4 Guaranty, dated as of June 26, 1997, executed by the Company in connection with the Loan Agreement, dated as of June 26, 1997, between Mason and MassDevelopment. Filed herewith.

    10.8.5 Hazardous Materials Indemnification Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment. Filed herewith.

    10.9.1 Loan Agreement, dated as of June 27, 1997, between TSI and Simmons First National Bank ("SFNB"). Filed herewith.

    10.9.2 Promissory Note in the amount of $700,000.00, dated as of June 27, 1997, executed by TSI and issued to SFNB. Filed herewith.

    10.9.3 Promissory Note in the amount of $350,000.00, dated as of June 27, 1997, executed by TSI and issued to SFNB.

    10.9.4 Mortgage, dated as of June 27, 1997, entered into by and between TSI and SFNB. Filed herewith.

    10.9.5 Security Agreement, dated as of June 27, 1997, entered into by and between TSI and SFNB. Filed herewith.

    10.9.6 Unconditional Guaranty, dated as of June 27, 1997, executed by TSI Corporation, Inc. in connection with the Loan Agreement, dated as of May 22, 1997, between TSI and SFNB. Filed herewith.

    10.9.7 Unconditional Guaranty, dated as of June 27, 1997, executed by the Company in connection with the Loan Agreement, dated as of June 27, 1997, between TSI and SFNB.

    10.10.1 Amendment No. 2, dated as of March 30, 1997, to Convertible Debt and Development Funding Agreement, dated as of March 29, 1996, between the Company and Genzyme Corporation ("Genzyme"). Filed as
              Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 1997 and incorporated herein by reference.

    10.10.2 Amendment No. 3, dated as of June 30, 1997, to Convertible Debt and Development Funding Agreement, dated as of March 29, 1996, between the Company and Genzyme. Filed herewith.

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

                                    JUNE 29, 1997

                                      SIGNATURES
                                      ----------
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 1997               GENZYME TRANSGENICS CORPORATION

                                       BY: /s/ JOHN B. GREEN
                                          -------------------------------------
                                               John B. Green
                                               Duly Authorized Officer,
                                               Vice President and
                                               Chief Financial Officer

                                    EXHIBIT INDEX



 Exhibit                             Description
 -------                             -----------


    3 Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 26, 1997. Filed herewith.

    4 Common Stock Purchase Warrant, dated as of June 26, 1997, issued to Government Land Bank d/b/a The MassDevelopment. Filed herewith.

    10.1 Amendment Agreement, dated April 23, 1997, between the Company and Pharming, B.V. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 12, 1997 and incorporated herein by reference.

    10.2.1 Loan Agreement, dated as of May 22, 1997, between TSI Redfield Laboratories, Inc. ("TSI") and Jefferson County, Arkansas ("Jefferson County"). Filed herewith.

    10.2.2 Promissory Note in the amount of $350,000.00, dated as of May 22, 1997, executed by TSI and issued to Jefferson County. Filed herewith.

    10.2.3 Mortgage, dated as of May 22, 1997, entered into by and between TSI and Jefferson County, Arkansas. Filed herewith.

    10.2.4 Guaranty Agreement, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement, dated as of May 22, 1997, between TSI and Jefferson County. Filed herewith.

    10.3 1993 Equity Incentive Plan, as amended through May 28, 1997. Filed herewith.

    10.4 1993 Employee Stock Purchase Plan, as amended through May 28, 1997. Filed herewith.

    10.5 1993 Director Stock Plan, as amended through May 28, 1997. Filed herewith.

    10.6 Fourth Amendment to Term Loan Agreement, dated as of June 17, 1997, between the Company and The First National Bank of Boston. Filed herewith.

    10.7 Seventh Amendment to Revolving Credit Agreement, dated as of June 17, 1997, among the Company, certain of its subsidiaries and BankBoston, N.A.

    10.8.1 Loan Agreement, dated as of June 26, 1997, between GTC Mason Laboratories ("Mason") and the Emerging Technology Fund of the Government Land Bank d/b/a MassDevelopment ("MassDevelopment"). Filed herewith.

    10.8.2 Promissory Note in the amount of $5,000,000.00, dated as of June 26, 1997, executed by Mason and issued to MassDevelopment. Filed herewith.

    10.8.3 Mortgage and Security Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment. Filed herewith.

    10.8.4 Guaranty, dated as of June 26, 1997, executed by the Company in connection with the Loan Agreement, dated as of June 26, 1997, between Mason and MassDevelopment. Filed herewith.

    10.8.5 Hazardous Materials Indemnification Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment. Filed herewith.

    10.9.1 Loan Agreement, dated as of June 27, 1997, between TSI and Simmons First National Bank ("SFNB"). Filed herewith.

    10.9.2 Promissory Note in the amount of $700,000.00, dated as of June 27, 1997, executed by TSI and issued to SFNB. Filed herewith.

    10.9.3 Promissory Note in the amount of $350,000.00, dated as of June 27, 1997, executed by TSI and issued to SFNB.

    10.9.4 Mortgage, dated as of June 27, 1997, entered into by and between TSI and SFNB. Filed herewith.

    10.9.5 Security Agreement, dated as of June 27, 1997, entered into by and between TSI and SFNB. Filed herewith.

    10.9.6 Unconditional Guaranty, dated as of June 27, 1997, executed by TSI Corporation, Inc. in connection with the Loan Agreement, dated as of May 22, 1997, between TSI and SFNB. Filed herewith.

    10.9.7 Unconditional Guaranty, dated as of June 27, 1997, executed by the Company in connection with the Loan Agreement, dated as of June 27, 1997, between TSI and SFNB.

    10.10.1 Amendment No. 2, dated as of March 30, 1997, to Convertible Debt and Development Funding Agreement, dated as of March 29, 1996, between the Company and Genzyme Corporation ("Genzyme"). Filed as
              Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 1997 and incorporated herein by reference.

    10.10.2 Amendment No. 3, dated as of June 30, 1997, to Convertible Debt and Development Funding Agreement, dated as of March 29, 1996, between the Company and Genzyme. Filed herewith.

    27        Financial Data Schedule. Filed herewith.