Form 10-Q
period 1997-09-28
GENZYME TRANSGENICS CORP
filed 1997-11-05
CIK 904973

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-Q

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-------       SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 28, 1997

                                     OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
---------     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to
                                        ----------------    -----------------

                            Commission file number 0-21794
                                                   -------

                            GENZYME TRANSGENICS CORPORATION
        ------------------------------------------------------------------------
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

    Yes    X                        No
       ---------.                     -----------.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                               Outstanding at October 30, 1997
       -----                               -------------------------------
Common Stock, $0.01 par value                      17,389,916

                            GENZYME TRANSGENICS CORPORATION
                                  TABLE OF CONTENTS
                                                                          PAGE #

PART 1.  FINANCIAL INFORMATION

    ITEM 1 - Unaudited Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets as of
     September 28, 1997 and December 29, 1996..................................3

    Condensed Consolidated Statements of Operations for
     the Three Months and Nine Months Ended September 28, 1997 and
     September 29, 1996........................................................4

    Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended September 28, 1997
     and September 29, 1996....................................................5

    Notes to Unaudited Condensed Consolidated
     Financial Statements......................................................6

    ITEM 2
    Management's Discussion and Analysis of
    Financial Condition and Results of Operations.............................9


PART II. OTHER INFORMATION

    ITEM 6
    Exhibits and Reports on Form 8-K..........................................13

SIGNATURES....................................................................16

EXHIBIT INDEX.................................................................17

                      GENZYME TRANSGENICS CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
        (Unaudited, dollars in thousands except per share amounts)

                                                                                September 28,   December 29,
                                                                                     1997         1996
                                                                               -------------   ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents..............................................    $   5,346         $    8,894
 Accounts receivable, net...............................................        7,156              7,499
 Unbilled contract revenue..............................................        6,058              6,740
 Other current assets...................................................        1,480              1,509
                                                                               -------------  ------------
  Total current assets..................................................       20,040             24,642
Net property, plant and equipment.......................................       25,582             20,566
Costs in excess of net assets acquired, net.............................       19,823             20,695
Investment in Joint Venture.............................................          280                283
Other assets............................................................          946                518
                                                                               -------------  ------------
                                                                            $  66,671         $   66,704
                                                                               -------------  ------------
                                                                               -------------  ------------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable........................................................   $   1,974         $    2,992
 Accounts payable--Genzyme Corporation...................................       3,228              1,339
 Revolving line of credit................................................       6,000              6,000
 Accrued expenses........................................................       6,487              5,911
 Advance payments........................................................       6,388              6,649
 Current portion of long-term debt.......................................       2,401              1,867
                                                                               -------------  ------------
  Total current liabilities..............................................      26,478             24,758
 Long-term debt, net of current portion..................................       8,461              5,708
 Deferred lease obligation...............................................         587                508
 Other liabilities.......................................................         237                526
                                                                               -------------  ------------
  Total liabilities......................................................      35,763             31,500
Stockholders' equity:
 Preferred stock, $.01 par value, authorized 5,000,000
  shares, none outstanding;..............................................          --             --
 Common stock, $.01 par value; 24,000,000 shares authorized;
  17,367,516 and 17,130,901 shares issued and outstanding
  at September 28, 1997 and December 29, 1996, respectively..............         174                171
 Capital in excess of par value..........................................       54,498            52,974
 Accumulated deficit.....................................................      (23,754)         (17,931)
 Accumulated translation adjustments.....................................          (10)             (10)
                                                                               -------------  ------------
Total stockholders' equity...............................................       30,908           35,204
                                                                               -------------  ------------
                                                                             $  66,671       $   66,704
                                                                               -------------  ------------
                                                                               -------------  ------------

  The accompanying notes are an integral part of these financial statements.

                       GENZYME TRANSGENICS CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited, in thousands except per share amounts)


                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     ----------------------------  ------------------------------
                                                     SEPTEMBER 28,  SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                         1997           1996            1997            1996
                                                     -------------  -------------  ---------------  -------------
Revenues
 Services..........................................    $  10,363      $   9,857          $  32,908    $  28,033
 Research and development..........................        4,375          2,598             12,358        6,146
                                                       ---------      ---------          ---------    ---------
                                                          14,738         12,455             45,266       34,179
Costs and operating expenses:
 Services..........................................        8,869          8,579             27,564       24,356
 Research and development..........................        4,516          2,274             11,582        6,373
 Selling, general and administrative...............        3,662          2,748             10,816        8,165
 Equity in loss of Joint Venture...................       --                 50                531          184
                                                     -------------  -------------  ---------------  -------------
                                                          17,047         13,651             50,493       39,078
                                                     -------------  -------------  ---------------  -------------

Loss from operations...............................       (2,309)        (1,196)            (5,227)      (4,899)
Other income (expense):
 Interest income...................................           20             26                112           37
 Interest expense..................................         (316)          (238)              (733)        (911)
 Other income......................................           50            220                 50          538
                                                     -------------  -------------  ---------------  -------------
Loss before provision for income taxes.............       (2,555)        (1,188)            (5,798)      (5,235)
Provision for income taxes.........................       --             --                     25           92
                                                     -------------  -------------  ---------------  -------------
Net loss...........................................    $  (2,555)     $  (1,188)   $        (5,823)   $  (5,327)
                                                     -------------  -------------  ---------------  -------------
                                                     -------------  -------------  ---------------  -------------
Net loss per common share..........................    $   (0.15)     $   (0.08)   $         (0.34)   $   (0.38)
                                                     -------------  -------------  ---------------  -------------
                                                     -------------  -------------  ---------------  -------------
Number of common shares outstanding for purposes of
  computing net loss per share.....................       17,303         15,629             17,217       14,028
                                                     -------------  -------------  ---------------  -------------
                                                     -------------  -------------  ---------------  -------------

   The accompanying notes are an integral part of these financial statements.

                     GENZYME TRANSGENICS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Unaudited, dollars in thousands except per share amounts)


                                                                          NINE MONTHS ENDED
                                                                    ----------------------------
                                                                    SEPTEMBER 28,  SEPTEMBER 29,
                                                                       1997           1996
                                                                    -------------  -------------

Cash flows for operating activities:
 Net loss........................................................   $  (5,823)     $  (5,327)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization..................................       3,097          2,735
  Adjustment to Goodwill.........................................          --           (233)
  Equity in loss of Joint Venture................................         531            184
 Changes in assets and liabilities, net of effects
  from purchase of subsidiaries:
  Accounts receivable and unbilled contract revenue..............       1,025         (6,048)
  Other current assets...........................................          29           (525)
  Accounts payable...............................................      (1,018)        (1,075)
  Accounts payable--Genzyme Corporation..........................       1,889          1,679
  Other accrued expenses.........................................         788           (197)
  Advance payments...............................................        (261)           993
                                                                     ------------   -----------
  Net cash provided by (used in) operating activities............         257         (7,814)
Cash flows for investing activities:
 Purchase of property, plant and equipment.......................      (5,982)        (1,427)
 Investment in Joint Venture.....................................        (528)            --
 Restricted cash.................................................          --            950
 Other assets....................................................        (480)           (58)
                                                                     -------------  -----------
  Net cash used by investing activities..........................      (6,990)          (535)
Cash flows from financing activities:
 Net proceeds from the issuance of common stock..................       1,315         13,424
 Proceeds from long-term debt....................................       5,221             --
 Repayment of long-term debt.....................................      (3,141)        (1,368)
 Net borrowings under revolving line of credit...................          --         (6,000)
 Investment and advances by Genzyme Corporation..................          --          1,673
 Other long-term liabilities.....................................        (210)          (296)
                                                                     -------------  -------------
  Net cash provided by financing activities......................       3,185          7,433
                                                                     -------------  -------------
Net decrease in cash and cash equivalents........................      (3,548)          (916)
Cash and cash equivalents at beginning of the period.............       8,894          4,400
                                                                     -------------  -------------
Cash and cash equivalents at end of period.......................   $   5,346      $   3,484
                                                                     -------------  -------------
                                                                     -------------  -------------
Noncash Investing and Financing Activities:
 Property acquired under capital leases..........................   $   1,207      $   1,142


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

    The financial statements for the nine months ended September 28, 1997 and September 29, 1996 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.  Accounting Policies:
    -------------------

    The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

3.  Joint Venture:
    -------------

    In February 1997, the Company reached an agreement with a joint venture formed by the Company and Sumitomo Metal Industries, Ltd. (the "Joint Venture") entitling the Company to receive up to $4.4 million in future milestone payments for the development of Antithrombin III ("AT-III"). In 1997, the Company earned $1.4 million in the first quarter and $1 million in the second quarter in milestone payments under the agreement. In March 1997, the Joint Venture partners agreed to raise $2.4 million in additional equity, of which the Company contributed $528,000 in April 1997 to maintain its 22% ownership.

4.  AT-III Joint Venture with Genzyme:
    ---------------------------------

    In March 1997, the Company amended its Convertible Debt and Development Funding Agreement (the "Development Funding Agreement") dated March 29, 1996 with Genzyme to provide for continued funding by Genzyme of the development costs of the AT-III program through June 30, 1997. In June 1997, the Company agreed to extend the Agreement until December 31, 1997. Under the extension agreement, Genzyme agreed to provide $7 million in development funding in 1997.

    In July 1997, the Company and Genzyme announced an agreement to establish a joint venture for the development, marketing and distribution of AT-III, subject to the execution of a definitive agreement. Under the terms of the agreement, Genzyme will provide 70 percent of the development costs, up to a maximum contribution of $33 million, and the Company will fund the remaining 30%. Development costs in excess of $33 million will be funded equally by the partners. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the joint venture at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.


5.  Pharming Litigation:
    -------------------

    In April 1997, the Company reached an agreement to settle its arbitration with Pharming B.V., a Netherlands corporation, in connection with a license agreement between the two parties. The terms of the agreement include a stipulation dismissing all claims submitted in the arbitration proceedings and a clarification of certain terms of the license agreement.

6.  Mason Debt Financing:
    --------------------

    In June 1997, the Company completed financing for the expansion of its Mason Laboratories facility. The financing package provides $5 million in available funds from a consortium of federal, state and local government agencies in conjunction with a commercial bank. The loan carries a 10-year amortization schedule with a variable interest rate adjusted annually. The current rate is 9.25%. The Company utilized $3.8 million of the line in June to fund the initial phase of renovations and to refinance approximately $800,000 of existing mortgage debt on the facility. The remaining $1.2 million is available through December 31, 1998 for additional renovations of the facility, if any.

7.  Redfield Debt Financing:
    -----------------------

    In June 1997, the Company's Redfield Laboratories subsidiary obtained $1,050,000 in financing from a commercial bank in conjunction with a state government agency for the refinancing of approximately $750,000 in existing mortgage debt and to fund expansion of its facility. The financing consists of two notes, both at 10% annual interest. The first note, in the amount of $350,000, has a 10-year term. The second note, in the amount of $750,000, has a 10-year amortization with a balloon payment due in May 1998. The annual balloon requirement is intended to be refinanced each year.

    In July 1997, Redfield Laboratories obtained an additional $350,000 in financing for the expansion of its facility from a combination of federal, state and county government agencies. The loan is amortized over 15-year term and carries an interest rate of 5.5%.

8.  Amended Convertible Debt Agreement:
    ----------------------------------

    In September 1997, the Company and Genzyme amended the terms of the $8.3 million credit line provided by Genzyme to the Company as part of the
    Development Funding Agreement (see Note 4).   Under the Amended and
    Restated Convertible Debt Agreement, the expiration date of the revolving credit line was extended to March 31, 2000, with an option, at that date, for the Company to convert the outstanding balance to a three-year term loan. The interest rate remains at 7% through April 1, 1998, increasing annually through the end of the term loan; starting at the lower of 8% or the prime lending rate in the first year increasing to the lower of 10% or the prime lending rate plus 2% in the final year of the term loan. Financial covenants require positive quarterly earnings before interest, taxes, depreciation, amortization and unfunded research and development expense starting April 1, 1998.

    Any amounts outstanding under the credit line may be converted into the Company's common stock at Genzyme's option at any time for up to the full amount outstanding or at the Company's option on a quarterly basis limited to an amount sufficient to maintain a minimum tangible net worth. All such conversions are to be based on the average closing stock price over 20 trading days prior to conversion.

    No amounts were outstanding under this credit line at September 28, 1997.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 28, 1997 and September 29, 1996

Total revenues for the three-month period ending September 28, 1997 were $14.7 million, compared with $12.5 million in the comparable period of 1996, an increase of $2.2 million or 18%. Service revenues increased to $10.4 million in the third quarter of 1997 from $9.9 million in the third quarter of 1996, an increase of $506,000 or 5%. Research and development revenue increased to $4.4 million in the third quarter of 1997 from $2.6 million in the third quarter of 1996, an increase of $1.8 million or 68%, due primarily to an increase in activity and revenues related to the funding received from Genzyme Corporation ("Genzyme") for the development of the lead compound, transgenic antithrombin III ("AT-III"), the achievement of a $1.5 million milestone from Bristol-Meyers Squibb related to the BR96 collaboration and increased commercial activity.

Cost of services for the third quarter of 1997 was $8.9 million compared to $8.6 million in the comparable period of 1996, an increase of $290,000 or 3%, due to the increase in service revenues. Research and development expenses increased to $4.5 million in the third quarter of 1997 from $2.3 million in the third quarter of 1996, an increase of $2.2 million or 99%. The increase is due to the operating costs of a manufacturing facility coming on-line for the production of AT-III clinical trial material and increased activity in the research and commercial programs.

Gross profit for the third quarter of 1997 amounted to $1.4 million versus $1.6 million in the third quarter of 1996. Gross profit on services for the third quarter of 1997 was $1.5 million, a gross margin of 14%, versus $1.3 million, a gross margin of 13%, in the third quarter of 1996. The improvement in services margins was primarily due to increased services revenues.

Selling, general and administrative ("SG&A") expenses increased to $3.7 million in the third quarter of 1997 from $2.7 million in the third quarter of 1996, an increase of $914,000 or 33%. The increase is due to an increase in the sales and marketing effort and to the addition of administrative personnel required to support the growth in research and development programs.

Interest income decreased to $20,000 in the third quarter of 1997, from $26,000 in the third quarter of 1996, due to the decrease in funds available for investment from the Company's secondary public offering in August 1996. Interest expense increased to $316,000 in the third quarter of 1997 from $238,000 in the third quarter of 1996 due to increased borrowings in the third quarter of 1997 versus the comparable period in 1996.

The Company recognized no Joint Venture losses during the third quarter of 1997 compared to $50,000 in the comparable period of 1996. The decrease was due to the fact that there was no additional research funding provided by the Joint Venture in the third quarter of 1997.

Nine months ended September 28, 1997 and September 29, 1996

Total revenues for the nine-month period ending September 28, 1997 were $45.3 million, compared with $34.2 million in the comparable period of 1996, an increase of $11.1 million or 32%. Service revenues increased to $32.9 million during the first nine months of 1997 from $28 million in the comparable period of 1996, an increase of $4.9 million or 17%. Research and development revenues increased to $12.4 million during the first nine months of 1997 from $6.1 million in the comparable period of 1996, an increase of $6.3 million or 101%, due primarily to an increase in activity and revenues related to the funding received from Genzyme in the development of AT-III, the achievement of $2.4 million in milestones from the Joint Venture, the achievement of a $1.5 million milestone from Bristol-Meyers Squibb related to the BR96 collaboration and increased commercial activity.

Cost of services during the first nine months of 1997 was $27.6 million compared to $24.4 million in the comparable period of 1996, an increase of $3.2 million or 13%, due, primarily, to the increased service revenues. Research and development expenses increased to $11.6 million during the first nine months of 1997 from $6.4 million in the comparable period of 1996, an increase of $5.2 million or 82%. The increase is due to the operating costs of a manufacturing facility coming on-line for the production of AT-III clinical trial material and increased activity in the research and commercial programs.

Gross profit for the first nine months of 1997 amounted to $6.1 million versus $3.4 million in the comparable period of 1996. Gross profit on services for the first nine months of 1997 was $5.3 million, a gross margin of 16%, versus $3.7 million, a gross margin of 13%, in the comparable period of 1996. The improvement in the services margins was primarily due to increased services revenues and a shift to higher margin services.

Selling, general and administrative ("SG&A") expenses increased to $10.8 million in the third quarter of 1997 from $8.2 million in the comparable period of 1996, an increase of $2.6 million or 32%. The increase is due to an increase in the sales and marketing effort and to the addition of administrative personnel required to support the growth in research and development programs.

Interest income increased to $112,000 in the first nine months of 1997, from $37,000 in the comparable period of 1996, due to the investment of funds from the Company's secondary public offering and receipt of interest on funds that were held in escrow last year. Interest expense decreased to $733,000 in the first nine months of 1997 from $911,000 in the comparable period of 1996 due to lower borrowings in 1997.

The Company recognized $531,000 of Joint Venture losses during the first nine months of 1997 compared to $184,000 in the comparable period of 1996. The increase was due to additional research by the Joint Venture including increased research funding to the Company (see Note 3 to the Financial Statements appearing in this Report).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.3 million at September 28, 1997. During the first nine months of 1997 the Company had a $3.5 million net decrease in cash; $6 million was invested in capital equipment, further expansion of the transgenic production facility and the expansion of laboratory facilities and $3.1 million was used to pay down long-term debt. Sources of funds during the period included $257,000 of cash provided by operations (due primarily to a decrease in non-cash working capital of $2.5 million and $3.6 million of non-cash charges offset by the net loss of $5.8 million), $5.2 million of proceeds from issuance long-term debt and $1.3 million of proceeds from the issuance of common stock.

In June 1997, the Company completed a $3 million expansion of its Mason Laboratories facility. The Company obtained $5 million in long-term financing for this project from a consortium consisting of state and local government agencies in conjunction with a commercial bank. In June 1997, the Company received approximately $3.8 million in funds under this facility, of which approximately $800,000 was used to pay down existing debt. In connection with the financing, the Company issued 20,000 warrants at the closing market value on June 26, 1997 of $8.75. The remaining $1.2 million of financing is available through December 31, 1998 to fund future renovations of this facility, if any (see Note 6).

In September 1997, the Company and Genzyme amended the terms of the $8.3 million credit line provided by Genzyme to the Company as part of the Convertible Debt and Development Funding Agreement dated March 29, 1996. Under the terms of the Amended and Restated Convertible Debt Agreement ("Genzyme Convertible Debt Agreement"), the expiration date of the revolving credit line was extended to March 31, 2000 with an option , at that date, for the Company to convert the outstanding balance to a three-year term loan. There was no balance outstanding as of September 28, 1997 (see Note 8).

In September 1997, the Company entered into an agreement with Advanced Cell Technology ("ACT") to utilize ACT's cloning technology to produce transgenic proteins. In return for exclusive access to this technology and subject to successful achievement of technical milestones, the Company agreed to place a minimum of $2 million in contract services with ACT annually from 1998 through 2002.

The Company had a working capital deficit of $6.4 million at September 28, 1997 compared to a deficit of $116,000 at December 29, 1996. The Company expects to continue to operate with negative working capital for the foreseeable future. As of September 28, 1997 the Company had approximately $8.3 million available under the Genzyme Convertible Debt Agreement, $1.8 million available under various capital lease lines and $1.2 million available under the Mason facility financing.

The Company is considering various alternative financing strategies, such as collaborative arrangements, public or private sales of its securities, including securities in certain subsidiaries, additional mortgage or lease financing, asset sales and other funding sources. The Company expects to realize sufficient cash from one or more of such transactions to fund operations and capital investment through September 29, 1998.

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

                                        PART II

ITEM 6:  Exhibits and Reports on From 8-K
         --------------------------------

(a)   Exhibits

10.1 Amended and Restated Employment Agreement, dated as of August 28, 1997, between the Company and James A. Geraghty. Filed herewith.

10.2 Amended and Restated Employment Agreement, dated as of August 28, 1997, between the Company and John B. Green. Filed herewith.

10.3 Amended and Restated Employment Agreement, dated as of September 16, 1997, between the Company and Peter Glick. Filed herewith.

10.4 Amended and Restated Convertible Debt Agreement dated as of September 4, 1997, between the Company and Genzyme Corporation. Filed herewith.

10.5* Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and Advanced Cell Technology, Inc. Filed herewith.

10.6* Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and B. Braun Melsungen AG. Filed herewith.

   27    Financial Data Schedule.  Filed herewith.

  (b)   Reports on Form 8-K

  No reports were filed on Form 8-K during the quarter ended September 28, 1997.


  ___________________________________

  * Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

                    GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                      FORM 10-Q

                                  SEPTEMBER 28, 1997

                                      SIGNATURES
                                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 5, 1997              GENZYME TRANSGENICS CORPORATION

                                       BY: /s/ John B. Green
                                           -----------------
                                           John B. Green
                                           Duly Authorized Officer,
                                           Vice President and
                                           Chief Financial Officer

                                   EXHIBIT INDEX
                                   -------------


Exhibit
-------
                                                  Description

10.1 Amended and Restated Employment Agreement, dated as of August 28, 1997, between the Company and James A. Geraghty. Filed herewith.

10.2 Amended and Restated Employment Agreement, dated as of August 28, 1997, between the Company and John B. Green. Filed herewith.

10.3 Amended and Restated Employment Agreement, dated as of September 16, 1997, between the Company and Peter Glick. Filed herewith.

10.4     Amended and Restated Convertible Debt Agreement dated as of
         September 4, 1997, between the Company and Genzyme Corporation. Filed herewith.

10.5* Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and Advanced Cell Technology, Inc. Filed herewith.

10.6* Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and B. Braun Melsungen AG. Filed herewith.

27       Financial Data Schedule.  Filed herewith.

-------------------------------

* Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.