Form 10-K
period 1997-12-31
GENZYME TRANSGENICS CORP
filed 1998-03-27
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 1997       Commission File No. 0-21794

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

                             ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
  Title of Each Class                               on which registered
  -------------------                               -------------------
          None                                              None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.01

                             -----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 1998: $122,872,600

     Number of shares of the Registrant's Common Stock outstanding as of March 16, 1998: 17,406,912

                            -----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.

BUSINESS

General

Genzyme Transgenics Corporation ("GTC" or the "Company") has established a leadership position in the application of transgenic technology to the development and production of genetically engineered proteins for therapeutic, diagnostic and other biomedical uses, both in collaboration with pharmaceutical and biotechnology companies and independently. To date, GTC has produced more than 27 such proteins. For its lead compound, Antithrombin III ("AT-III"), the Company has completed a Phase I and Phase II human clinical trial, and has initiated a Phase III clinical study. GTC is also a leading Contract Research Organization ("CRO"), providing services such as preclinical efficacy and safety testing, in vitro testing and formulation development to pharmaceutical, biotechnology, medical device and other companies. In February 1998, GTC reorganized its CRO business to form Primedica Corporation ("Primedica"). Revenues for the Company's testing and production services were $43.4 million in 1997, an increase of 13% from 1996. Revenues from research and development totaled $19.5 million, an increase of 134% from 1996.

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

GTC's most advanced product candidate is transgenic AT-III, an anticoagulant normally present in human serum. Plasma-derived AT-III is an approved therapy for inherited AT-III deficiency and for certain acquired deficiencies. Worldwide sales of plasma-derived AT-III were approximately $200 million in 1994. The Company believes transgenic AT-III may represent a more attractive product in light of safety considerations, the limited volume of AT-III available from plasma and the impracticality of producing sufficient quantities of recombinant AT-III by cell culture methods. GTC has expressed transgenic AT-III in goats, demonstrating stable expression across multiple generations and successive lactations. Further, GTC has purified transgenic AT-III to clinical grade with attractive yields. Preclinical safety and efficacy studies, Phase I and Phase II human safety studies, have been successfully completed. GTC filed an Investigational New Drug application (an "IND") with the U.S. Food and Drug Administration ("FDA") to initiate a Phase III clinical trial for this product, which began in the first quarter of 1998.

Other significant plasma proteins under development by GTC include Alpha-1 Proteinase Inhibitor ("API") and Human Serum Albumin ("HSA"), which is now being developed in conjunction with Fresenius AG. Additionally, GTC is working with other corporate partners such as Bristol-Meyers Squibb and BASF on a number of monoclonal antibodies and other recombinant proteins. The Company is also developing transgenic production processes for other proteins, including prolactin, insulin and the msp-1 protein for use in a malaria vaccine, and is in commercial discussions with prospective partners for other products.

The Company's Primedica CRO operations are focused on enabling its clients to meet regulatory testing and other product development needs quickly and effectively by offering a fully integrated line of services. Primedica's laboratories focus on providing high value, scientifically differentiated services to clients, including preclinical efficacy testing, experimental surgery, photobiology and reproductive toxicology testing as well as formulation development. Primedica uses its technological capabilities to introduce new services that improve the ability of its customers to develop their products successfully. The Company's comprehensive programs link its preclinical and manufacturing support services in order to reduce the time and expense of bringing new therapeutics or other products to market.

As an outgrowth of production services performed for the National Cancer Institute (the "NCI"), the Company has developed technology for the production of idiotypic vaccines, in which a cancer patient's own tumor cells are used to enhance the immune system's ability to prevent the regrowth of tumors. Idiotypic vaccines produced by GTC have shown promising results, including the absence of disease for over six years in four of nine lymphoma patients treated. Results from this program have been reported in the October 1992 issue of The New England Journal of Medicine and the May 1995 issue of The Lancet. During 1997, 4 of 5 multiple myeloma patients and 7 of 8 lymphoma patients were shown to mount T-cell immune responses specific to their tumors in response to vaccination with the idiotype vaccine. These results were reported at the IVth International Workshop on Multiple Myeloma in Boston in June 1997 and at the American Society of Hematology Meeting in San Diego in December 1997. GTC and the NCI signed a Collaborative Research and Development Agreement ("CRADA") in 1996. The Company has expanded its clinical trials in myeloma in 1997 under an agreement with the University of Arkansas for Medical Sciences.

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

GTC also believes that for certain proteins required in extremely large amounts, the cloning of large dairy animals such as cows expressing the desired transgene in their milk will speed transgenic biopharmaceutical development. In September 1997, GTC signed an exclusive, worldwide licensing agreement with Advanced Cell Technologies, Inc. ("ACT") of Worcester, MA allowing GTC to utilize ACT technology for the development of biopharmaceuticals and nutraceuticals in the milk of cloned, transgenic dairy cows. In January 1998, two transgenic calves expressing a marker gene were born using this technology. ACT has developed proprietary technology, which, when coupled with GTC's transgenic technology, will provide patentable approaches to efficiently create cloned transgenic cows.

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

Achievements to Date:

Over the past few years, GTC has shown the feasibility of transgenic protein production by the achievement of the following specific milestones:

     o To date, GTC has produced 27 different transgenic proteins in animals, 14 at concentrations of one gram per liter or greater and one protein in excess of 35 grams per liter, levels often many times higher than those achievable in other production systems.

     o The Company has produced a significant number of transgenic goats. GTC maintains a herd of over 500 goats at its facility in Massachusetts as well as an additional 150 goats at Tufts University School of Veterinary Medicine ("Tufts"). Over 40 of these goats are transgenic, each expressing one of five different proteins.

     o Stability of expression has been demonstrated across lactations, and, for two proteins, across two generations expressing the same transgene.

     o Together with Genzyme Corporation ("Genzyme"), GTC has been able to achieve clinical grade purity for a transgenically produced protein at high recovery levels. This transgenic protein has been extensively characterized and its pharmacodynamic properties in animal models have been shown to be comparable to those of the same protein from other sources.

     o GTC completed a Phase I human safety clinical trial, filed an IND with the FDA, and completed a Phase II clinical trial in patients undergoing coronary artery bypass grafting ("CABG"). GTC began a Phase III clinical trial in patients on cardiopulmonary bypass during surgery in March 1998.

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

GTC has produced multiple transgenic goats carrying the AT-III gene and has selected a founder goat from which a production herd is being generated. This genetic line expresses AT-III at levels of approximately two grams per liter. The processes for production and purification have been implemented and result in a product that is purified to clinical grade at attractive yields. Preclinical safety and efficacy studies for AT-III have been successfully completed. The Company filed an IND with the FDA for the use of transgenic AT-III as a potential treatment for AT-III deficiency that occurs during certain vascular surgeries, including cardiopulmonary artery bypass grafting, and a Phase II clinical study for this indication was completed. The study confirmed the safety of AT-III at all doses administered and supported its ability to enhance anticoagulation in CABG patients. A Phase III clinical trial was begun in March 1998 to test the efficacy of AT-III in restoring heparin sensitivity among patients on cardiopulmonary bypass. A concurrent trial is comparing the physiological activity of transgenic AT-III with that of plasma-derived AT-III.

GTC is developing recombinant human AT-III under a license from Behringwerke AG, subject to a royalty obligation. In March 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Agreement") with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the AT-III program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement, leaving the availability under the Genzyme Credit Line at $8.3 million.

In March 1997, the Company amended the Agreement with Genzyme to provide for continued funding by Genzyme of the development costs of the AT-III program through June 30, 1997. In June 1997, the Company agreed to extend the AT-III Agreement until December 31, 1997. Under the agreements in effect in 1997, Genzyme provided $7 million in development funding. In July 1997, the Company and Genzyme announced an agreement to establish a joint venture (the "ATIII LLC") for the development, marketing and distribution of AT-III, subject to the execution of a definitive agreement. A definitive collaboration agreement for ATIII LLC ("Genzyme Joint Venture") was executed on January 1, 1998. Under the terms of the agreement, Genzyme will provide 70% of the next $33 million of development costs and the Company will fund the remaining 30%. Development costs in excess of $33 million will be funded equally by the partners. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the joint venture at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the FDA.

Alpha-1 Proteinase Inhibitor ("API"). API is a serine protease inhibitor which is normally present in human plasma. In certain pulmonary diseases, including congenital alpha1-antitrypsin ("AAT") deficiency and cystic fibrosis, patients develop chronic emphysema. Although the precise mechanism is uncertain, researchers believe that the development of emphysema results from a chronic imbalance between elastase and API, which is deficient in patients with hereditary AAT deficiency. Plasma-derived API is approved in the United States for parenteral use in the treatment of patients with congenital AAT deficiency. Treatment of AAT deficiency focuses on chronic augmentation therapy with API to restore the elastase/elastase inhibitor balance. Dosing requirements are high, averaging four grams per week for a 150-pound patient.

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

GTC believes that transgenic API may represent a more attractive product than plasma-derived API in light of potential risks of viral transmission from donor plasma products, and that it will be more economical to produce and more widely available than the plasma-derived products. The ability to produce large quantities of transgenic API may enable the Company to pursue other indications for this product, such as atopic dermatitis, in which an imbalance of proteases is also implicated.

GTC has expressed API at levels equivalent to 35 grams per liter in a mouse model. Several transgenic founder goats have been generated, including at least one line which expresses API in excess of 20 grams per liter. To date, GTC has funded the development of API internally.

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

GTC has expressed transgenic HSA in mice at levels equivalent to or greater than 35 grams per liter. Because the Company has demonstrated that the mouse system is highly predictive to that of dairy animals, the Company believes it will be able to produce transgenic HSA in cows at commercial scale. An individual dairy cow will produce approximately 8,000 liters of milk per year, or an estimated 80 kilograms of albumin per year. This level of productivity will provide GTC with the ability to produce HSA at costs competitive with albumin sourced from human blood. The Company believes that HSA is not the subject of any composition of matter patent, and has entered into an agreement with Fresenius AG of Bad Homburg, Germany, to further develop and commercialize transgenic HSA. During 1997, GTC made substantial progress toward meeting key milestones for the commercialization of HSA. By the end of 1997, GTC has demonstrated, at the technical laboratory scale and through its sophisticated analysis, that the production of HSA at the scale, purity and cost requirements is feasible. In February 1998, GTC's partner, Fresenius, agreed that this milestone had been achieved. By this achievement GTC now believes it has demonstrated that it has the ability to produce recombinant proteins at the lowest-to-date cost ever achieved in the biotechnology industry.

The founding of transgenic cows for HSA also progressed well. GTC and its collaborators were on target for the year in activities toward the founding of transgenic cows. Both traditional microinjection and cloning techniques are being utilized, and the first cows are expected to be born by Spring 1998. The other elements of the project, such as planning for production facilities, are on track or ahead of planned schedules. GTC has entered into an agreement with Advanced Cell Technologies of Worcester, MA to develop cloned, transgenic cows for the production of HSA.

Monoclonal Antibodies. Monoclonal antibodies are immune system proteins that can find and attach to specific biological targets in the body. Recent advances in developing humanized and human antibodies, single chain antibodies and conjugated antibodies have added to the potential value of these therapeutic agents. More than 50 monoclonal antibodies are now in clinical trials sponsored by pharmaceutical and biotechnology companies with many more in development as therapeutics for cancer, cardiovascular disease, immune system disorders and for use against a wide variety of infectious agents, such as viruses and bacterial infections. GTC is now collaborating with pharmaceutical and biotechnology companies for the transgenic production of a number of therapeutic monoclonal antibodies.

Bristol-Myers Squibb ("BMS"), a leading pharmaceutical company specializing in cancer treatment, has entered into an agreement with GTC for transgenic production in goats of its BR-96 monoclonal antibody, a potential therapy for breast and lung cancer. In February 1997, GTC announced that it had successfully demonstrated an expression level of 14 grams per liter in the milk of transgenic goats, and that the antigen binding levels were equivalent to material produced using conventional cell culture technology. During 1997, BMS decided to terminate its antibody targeting program, of which BR-96 was a part. GTC did receive its milestone payment of achievement of expression levels prior to this termination. BMS is currently spinning off this technology to a group of former BMS employees, and GTC expects that any further BR-96 development would be done in conjunction with this new entity.
Discussions are underway to determine next steps.

GTC executed a second agreement with BMS for the development of transgenic goats expressing a humanized monoclonal antibody in their milk. This antibody, CTLA4Ig, is currently in clinical trials for the treatment of psoriasis, and may have applications in other disorders including rheumatoid arthritis and organ transplant rejection.

GTC currently has nine other funded development programs underway. One, an anti-colon cancer antibody, produced on behalf of a Japanese pharmaceutical company, has been expressed in the milk of goats at four grams per liter. Other programs are being conducted in collaboration with B. Braun Melsungen, Progenics, BASF AG, Zeneca, HMR, Monsanto/Searle, Novopharm and NeoRx. The Company is in active discussions with a number of other pharmaceutical and biotechnology companies for the transgenic development of therapeutic antibodies.

Progenics. In 1997, GTC and Progenics Pharmaceuticals, Inc. signed a collaborative agreement for the development of a transgenic manufacturing process for PRO 542, Progenics' fusion protein for the treatment of HIV. The initial samples of product have been produced by Progenics in cell culture and have entered Phase I human clinical trials. This exclusive arrangement between GTC and Progenics is targeted to the large scale, low cost manufacture of this product which is hoped to be beneficial for HIV/AIDS patients.

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

Prolactin. In collaboration with Genzyme, GTC has developed multiple transgenic mouse lines which express prolactin at levels in excess of the equivalent of one gram per liter. Prolactin is a human hormone which has numerous biological activities, including stimulation of the immune system. Genzyme has licensed patents covering recombinant prolactin and the parties are jointly exploring the development of transgenic prolactin for multiple clinical indications, and for the infant and specialty nutritional product markets. GTC announced in November 1997 that it had achieved expression levels of 3 milligrams per milliliter of human prolactin in the milk of transgenic mice, a level 30-50 times greater than that achieved in conventional cell culture production systems.

Malaria Vaccine. GTC's transgenic expression system has the potential to express the correct, immunogenic protein for use as a malaria vaccine both economically and on a large scale. Malaria is a disease that has an annual incidence of more than 300 million people worldwide and results in several million deaths annually. GTC is working with the U.S. National Institutes of Health (the "NIH") and the Federal Malaria Vaccine Coordinating Committee to transgenically express a malaria vaccine and to examine the options for commercializing the vaccine. The Company has signed a letter of intent to enter into a CRADA with the NIH and has achieved high level expression on a malaria-based peptide, MSP-1, in the milk of transgenic mice.

TransGenerics. GTC has a program to identify and develop transgenic production systems for the first generation of approved recombinant drugs as they come off patent. These drugs, many of which have established significant markets, may become vulnerable to competition from second-generation transgeneric versions which are more cost effective. GTC is in discussions with both generic and proprietary pharmaceutical and biotechnology companies with strategic and product-specific interests in the TransGenerics program.

GTC completed its first commercial agreement for an undisclosed second-generation transgeneric with B. Braun of Melsungen, Germany. GTC will develop the product, a currently-approved biological, through product launch. B. Braun will make up to $11 million in development and milestone payments to GTC in exchange for bringing the product to Phase II human clinical trials. Both companies will share pivotal clinical trial costs, and GTC will retain co-marketing rights in the US.

Other Products. GTC is actively developing, at various technical stages, a number of proprietary products on its own or in conjunction with partners. These products include decorin, for the treatment of scar formation in a wide variety of surgical indications and other conditions such as renal disease, and gluatamic acid decarboxylase (GAD) for the putative treatment of Type 1 juvenile diabetes. GTC is also involved in several collaborations on products where identity is confidential.

Primedica Corporation (CRO Services)

  Overview

Contract research organizations provide testing and development services to pharmaceutical, biotechnology, medical device and other companies, as well as to certain government agencies. The industry is divided generally into companies which conduct human clinical trials and those providing non-clinical services, including preclinical testing, clinical trial support and other development services. The worldwide revenues for non-clinical CRO services were in excess of $1 billion in 1997.

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

  Operations and Technical Capabilities

GTC acquired its CRO capabilities through the acquisitions of TSI Corporation ("TSI") in October 1994 and BioDevelopment Laboratories, Inc. ("BDL") in June 1995. GTC conducts its CRO services through five laboratories: Mason Laboratories (Worcester, Massachusetts); Argus Research Laboratories (Horsham, Pennsylvania); Redfield Laboratories (Redfield, Arkansas); Washington Laboratories (Rockville, Maryland) and BDL (Cambridge, Massachusetts). In February 1998, GTC reorganized its CRO businesses under its wholly owned subsidiary, Primedica Corporation ("Primedica"), to provide a unified identity and a dedicated structure for further growth of its CRO business. GTC expects to use Primedica as a vehicle to pursue acquisitions and facilitate other transactions driving growth and profitability. This business currently employs over 400 people.

Primedica's laboratories focus on providing high value, scientifically differentiated services to its clients. Fields in which Primedica provides contract services include:

     o Preclinical Efficacy Testing measures the effectiveness of a drug candidate prior to human clinical trials. Primedica believes that its Mason Laboratories facility has the only comprehensive preclinical efficacy services in the CRO marketplace utilizing a wide variety of disease models and expertise intended to assist clients in designing optimal clinical trials.

     o ExperimentalSurgery to support toxicology programs enables Primedica scientists to test novel routes of administration for biotechnology products which cannot be delivered through standard routes. Primedica believes that its Mason Laboratories facility has the leading surgical capabilities in the preclinical CRO marketplace and has the ability to perform studies which are unavailable from other CROs.

     o PhotobiologyTesting measures a drug candidate's potential interactions with sunlight. Primedica believes that the FDA will require an increasing number of products to be tested for these effects. Primedica has the only CRO facilities capable of performing a full range of phototoxicology and photocarcinogenesis testing.

     o Developmental and Reproductive Toxicology Testing measures a drug candidate's potential impact on a fetus. Primedica believes that its Argus Research Laboratories facility has performed more teratology studies than any other laboratory in the industry and is widely recognized as the leader in the field.

Primedica has also made significant investments in bioanalytical chemistry services to support clinical trials, drug formulation development and lot release testing for biopharmaceuticals. The Company believes that its experience in related areas, its client base and its sales force enables it to compete effectively in these fields. Clients have recently contracted with Primedica for testing services for major programs in each of these areas, and Primedica is pursuing opportunities which may, if successfully concluded, lead to growth in each field. Primedica believes that its ability to provide high value, scientifically differentiated services, combined with its traditional strengths in toxicology, pharmacokinetics, cell line testing and production and regulatory affairs, offers clients one of the broadest sets of preclinical services available in the CRO industry.

Primedica believes the key to sustaining superior performance in this field will be in providing services in a close, collaborative relationship in which customers are able to receive scientific services from Primedica at levels equal to or greater than that which they could receive from an in-house department. Toward this end, GTC has also made significant investment in people, technology and programs since its acquisition of TSI, increasing the numbers of doctoral level employees by 42% since the acquisition. GTC believes that its testing services strategy has been validated by the growth in its business since the acquisition of TSI in October 1994. Revenues for the Company's testing and production services in 1997 were $43.4 million representing a 13% increase compared to 1996.

Idiotypic Cancer Vaccines

GTC's Washington Laboratories (now part of Primedica) has been producing experimental cancer vaccines for the NCI under contract since 1993. These vaccines have shown preliminary efficacy in early clinical trials. In 1996, the Company signed a letter of intent to enter into a CRADA with the NCI to expand these clinical trials and to gain development rights to the program.

Idiotypic cancer vaccines are autologous therapeutics, requiring that immunoglobulin harvested from individual patients be expanded in separate cell cultures. Vaccines are produced at the NCI and Primedica and are given to patients upon the completion of chemotherapy. The vaccine activates the patient's immune system to destroy cancer cells which remain after traditional chemotherapy regimens.

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

Idiotypic vaccines produced by Primedica have shown promising results, including the absence of disease for over six years in four of nine lymphoma patients. The first myeloma patient treated experienced a remission of three and one half years. GTC signed a CRADA with the NCI in May 1997 to expand clinical trials for lymphoma and myeloma. The production costs for these vaccines will be shared by the NCI and GTC. In June 1997, GTC's NCI collaborator, Dr. Larry Kwak, reported that 4 of 5 multiple myeloma patients who had received the idiotypic vaccine have mounted a cellular immune response against their own tumors. He further reported at the American Society of Hematology meeting in December 1997, that 7 of 8 lymphoma patients had responded similarly to the vaccine. In 1997, GTC entered into a collaboration with the University of Arkansas to expand myeloma Phase I/II clinical trials at that institution, and expects to be manufacturing 6 vaccines per month by March 1998 for these trials, as well as two vaccines monthly for the lymphoma clinical trial.

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

Arrangements Regarding Technology and Product Development. GTC and Genzyme have entered into a number of agreements regarding technology and product development discussed below:

     Technology Transfer Agreement. Under the Technology Transfer Agreement dated May 1, 1993, Genzyme transferred substantially all of its transgenic assets and liabilities to GTC, including its ownership interest in SMI Genzyme Ltd., a joint venture between Genzyme and Sumitomo Metal Industries Ltd. (the "Joint Venture"), assigned its relevant contracts, and licensed to the Company technology owned or controlled by it and relating to the production of recombinant proteins in the milk of transgenic animals (the "Field") and the purification of proteins produced in that matter. The license is worldwide and royalty free as to Genzyme, although GTC is obligated to Genzyme's licensors for any royalties due them. As long as Genzyme owns less than 50% of GTC,

     Genzyme may use the transferred technology, or any other technology it subsequently acquires relating to the Field, without any royalty obligation to the Company, provided Genzyme may not offer transgenic production services to third parties.

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

     AT-III Development Funding. In March 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Agreement") with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the AT-III program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement, leaving the availability under the Genzyme Credit Line at $8.3 million.

     In March 1997, the Company amended the Agreement with Genzyme to provide for continued funding by Genzyme of the development costs of the AT-III program through June 30, 1997. In June 1997, the Company agreed to extend the Agreement until December 31, 1997. Under the agreements in effect in 1997, Genzyme provided $7 million in development funding. In July 1997, the Company and Genzyme announced an agreement to establish a joint venture for the development, marketing and distribution of AT-III, subject to the execution of a definitive agreement. A definitive collaboration agreement for ATIII LLC was executed on January 1, 1998. Under the terms of the agreement, Genzyme will provide 70% of the next $33 million of development costs and the Company will fund the remaining 30%. Development costs in excess of $33 million will be funded equally by the partners. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the joint venture at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.

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

     Lease. GTC leases a portion of Genzyme's facilities in Framingham, Massachusetts (the "Lease"). GTC paid Genzyme $178,000 under the Lease in 1997.

     Credit Line Guaranty, Term Loan Guaranty and Lien. The Company obtained a credit line in July 1995 and a term loan in December 1995 with a commercial bank, each secured by Genzyme's guaranty of the Company's obligations thereunder (up to $9.8 million at December 28, 1997). The Company has agreed to reimburse Genzyme for any liability Genzyme may incur under such guaranty and has granted Genzyme a first lien on all of the Company's assets to secure such obligation.

     Genzyme Credit Line. In March 1996, the Company entered into the Genzyme Credit Line Agreement with Genzyme under which Genzyme agreed to provide a revolving line of credit in the amount of $10 million. During 1996, $1,673,000 of debt was converted into 219,565 shares of common stock, leaving $8,327,000 available on the revolving line of credit.

     In September 1997, the Company and Genzyme amended the terms of the $8.3 million Genzyme Credit Line. The expiration date of the revolving credit line was extended to March 31, 2000, with an option, at that date, for the Company to convert the outstanding balance to a three-year term loan. The interest rate remains at 7% through April 1, 1998, increasing annually through the end of the term loan; starting at the lower of 8% or prime in the first year increasing to the lower of 10% or prime lending rate +2% in the final year of the term loan. Financial covenants require positive quarterly earnings before interest, taxes, depreciation, amortization and unfunded research and development expense starting April 1, 1998. As of December 28, 1997, there was $6,000,000 outstanding on the Genzyme Credit Line.

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

The Joint Venture. GTC holds an interest in the Joint Venture which, in March 1994, increased to 22% after an additional $1.2 million cash investment by the Company. In October 1995, GTC contributed approximately $807,000 to maintain its 22% interest. The Joint Venture and GTC are parties to a research and development agreement under which the Joint Venture funded GTC's research into transgenic production of AT-III through October 1995 and certain research on other proteins (the "Funded Proteins") through October 1996. GTC has granted to the Joint Venture an exclusive license in Asia to use GTC's transgenic technology to market and sell transgenic animals and to sell Funded Proteins until the later of 2008 or the expiration of any applicable Japanese patent, subject to various reciprocal royalty obligations. In February 1997, the Company reached agreement with the Joint Venture under which GTC received milestone payments of $4.4 million (see Note 12 to the consolidated financial statements appearing in this report).

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

GTC has exclusive and nonexclusive licenses to technologies owned by other parties, including DNX, Inc. as to microinjection, Stanford University as to gene transfer, and Behringwerke AG as to AT-III, as well as promoter cross-licenses in place with PPL Therapeutics PLC and Pharming B.V. Certain of the licenses require GTC to pay royalties on sales of products which may be derived from or produced using the licensed technology. The licenses generally extend for the life of any applicable patent. In April 1997, GTC entered into a Settlement Agreement that ended the arbitration proceeding with Pharming B.V. with respect to one such cross-license agreement. See "Item 3--Legal Proceedings."

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

   Primedica

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

To GTC's knowledge, no protein produced in the milk of a transgenic animal has been submitted for final regulatory approval. However, the FDA issued its Points to Consider in August 1995. Earlier in 1995, comparable guidelines were issued by European regulatory authorities. GTC believes that its programs satisfactorily address the issues raised by these documents and generally views them as a very positive milestone in the acceptance of the transgenic form of production. Based on discussions with the FDA and others, GTC expects that the basic U.S. regulatory framework for the transgenic production of recombinant proteins in animals will be similar to that described in the Points to Consider.

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

With respect to therapeutic products, generally the standard FDA approval process includes preclinical laboratory and animal testing, submission of an IND to the FDA, appropriate human clinical trails to establish safety and effectiveness and submission of a New Drug Application prior to market introduction. The Company generally expects the same process to apply to transgenically produced products and has already submitted a U.S. IND for AT-III and has initiated clinical trials in the U.S. GTC expects the approval process for various proteins to be undertaken either by the Company, by a collaborator for which the Company is producing proteins, or jointly, depending upon the nature of the relationship involved.

Approval for the production facilities to be used in producing a therapeutic product will be subject to both the requirements for Biologics License Applications and the Points to Consider.

  Primedica

GTC and its customers are subject to a variety of regulatory requirements intended to ensure the quality and integrity of their products and services. The industry standard for conducting non-clinical testing is embodied in regulations called Good Laboratory Practices ("GLPs"). GLPs have been adopted by the EPA and the FDA and a number of foreign regulatory bodies. To help ensure compliance, the Company maintains a strict quality assurance program at each site to audit test data and conduct regular inspections of testing procedures and facilities. GTC also complies with FDA-established current GMPs at its Washington Laboratories and at BDL.

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

Each of GTC's laboratories is licensed by the USDA and state and local authorities to house and use laboratory animals for biomedical research purposes. The ability to continue using animals in testing and research is dependent on continued compliance with the requirements of such licenses. GTC's Argus, Mason and Washington Laboratories are also registered with the U.S. Public Health Service to conduct biomedical research on laboratory animals funded by the NIH and other federal agencies. GTC's Argus, Mason and Redfield laboratories are also licensed by federal and state drug enforcement agencies to procure and use controlled substances in research programs involving laboratory animals.

The Company's operations are also subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and waste, including, but not limited to, animal waste and waste water.

RESEARCH AND DEVELOPMENT COSTS

During its fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995, GTC spent $17,840,000, $8,684,000, and $6,394,000, respectively, on research and development (both sponsored and proprietary). These costs include labor, materials and supplies, and overhead, including the cost of operating the transgenics production facility as well as certain subcontracted research projects.

EMPLOYEES

As of December 28, 1997, GTC employed 582 people. Of these, 368 were engaged in operations, 54 were engaged in research and development, and 160 were engaged in marketing and general administration. Of GTC's employees, approximately 43 have Ph.D. degrees, 1 has a M.D. degree and 14 have D.V.M. degrees. None of GTC's employees are covered by collective bargaining agreements. GTC believes its employee relations are satisfactory.

ITEM 1A.

      EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:

Name                                     Age        Position
----                                     ---        --------

James A. Geraghty..............          43         Chairman of the Board, President and Chief Executive
                                                    Officer

John B. Green..................          44         Vice President, Chief Financial Officer and Treasurer

Harry M. Meade.................          51         Vice President, Transgenics Research

Peter H. Glick.................          34         President, Primedica Corporation


Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

Mr. Geraghty has been the President, Chief Executive Officer and a director of GTC since its incorporation in February 1993 and Chairman of the Board since January 1998. Mr. Geraghty announced in November 1997 that upon the engagement of his successor as Chief Executive Officer of the Company, he would resign from such position. A search is currently underway for such position. Mr. Geraghty joined Genzyme in September 1992, where he was a Vice President for Corporate Development and the General Manager of the transgenics business unit until the incorporation of the Company.

Mr. Green has been the Vice President and Chief Financial Officer of GTC since December 1994 and Treasurer since August 1997. He has also served as Vice President and Treasurer of TSI since March 1993 and as its Chief Financial Officer since December 1994. Prior to that, he was Vice President and Assistant Treasurer of TSI from December 1989.

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

Mr. Glick has been President, Primedica Corporation, a wholly-owned subsidiary of GTC, since February 1998 and has served as Vice President, Marketing and Corporate Development of GTC since June 1995. Prior to that he was Vice President, Corporate Development of GTC from October 1994, and of TSI from June 1993. From January 1994 to January 1996, he also served as President of Primedica's Washington Laboratories subsidiary. From November 1991 to May 1993, he was Director, Corporate Development of TSI. Prior to joining TSI, he was a strategy consultant at Bain & Company.

ITEM 2.  PROPERTIES

GTC's headquarters and research facilities are located in approximately 9,100 square feet of laboratory and office space leased from Genzyme in Framingham, Massachusetts. This lease extends through May 1998, at which time the lease automatically renews on a year-to-year basis unless terminated by either party on 90 days' notice. See "Item 1 - Business--Relationship with Genzyme."

GTC owns a 168-acre commercial production facility in central Massachusetts. This facility contains 63,180 square feet of production, laboratory and administrative space. The facility also currently houses more than 500 goats. GTC believes its and Genzyme's current facilities are adequate for significant further development of commercial transgenic products. GTC also currently utilizes animal housing, care and treatment facilities operated by Tufts in Massachusetts.

GTC also owns or leases sites for each of its testing laboratories. The Company's Mason Laboratories occupy two facilities in Worcester, Massachusetts, the largest of which is an approximately 107,600 square foot preclinical testing facility, leased through March 2005. In addition, GTC owns an adjacent building that consists of 46,800 square feet, of which 28,100 square feet of space has been renovated for preclinical testing. The remaining 18,700 square feet, of which 16,000 square feet is unrenovated shell space, is available for future expansion.

In addition, GTC owns and occupies a 68,000 square-foot preclinical testing facility in Redfield, Arkansas; leases a 55,000 square-foot facility in Horsham, Pennsylvania consisting of a 38,000 square foot preclinical testing facility and 16,000 square feet of unrenovated expansion space, under a lease which expires in June 2002; operates its formulation business in a 10,500 square-foot laboratory facility in Cambridge, Massachusetts under a lease that expires in October 2002; and occupies a 27,000 square-foot laboratory and office facility in Rockville, Maryland, under a lease expiring in December 2000 and leases 5,000 square feet of office space located in Milford, Massachusetts under a lease expiring in October 1998.

The operations of the Company's now inactive subsidiary, Health and Sciences Research Incorporated ("HSRI") were located in a 20,700 square foot facility in Englewood, New Jersey under a lease expiring in August 1998. The Company has sublet approximately 6,000 square feet of this space.

ITEM 3.  LEGAL PROCEEDINGS

On April 23, 1997, the Company and Pharming, B.V., a Netherlands corporation, ("Pharming"), entered into a Settlement Agreement, thereby ending arbitration proceedings which were initiated by Pharming on December 21, 1995. The arbitration was filed under a license agreement between the companies dated September 21, 1994 (the "License Agreement"), under which the Company and Pharming cross-licenses various intellectual property rights under certain patents relating to the transgenic production of proteins. Pharming claimed breach of the License Agreement by the Company on various grounds, and the Company denied Pharming's allegations and filed a counterclaim alleging that Pharming's request for arbitration was filed for improper purposes.

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

On June 17, 1994, a lawsuit was filed in the Court of Chancery of the State of Delaware for New Castle County, Civil Action No 13569, on behalf of the stockholders of TSI naming the Company, TSI and each of the directors of TSI as defendants. The complaint alleged, among other things, that (i) the terms of the merger between TSI and a subsidiary of GTC pursuant to the Agreement and Plan of Merger dated June 14, 1994 among TSI, GTC and such subsidiary of GTC (the "Merger Agreement") are unfair to the TSI stockholders, (ii) TSI's directors breached their fiduciary duties to the TSI stockholders in authorizing TSI to enter into the Merger Agreement and failing to conduct an auction for TSI, and
(iii) GTC aided and abetted the TSI directors in the breach of their fiduciary duty. The lawsuit sought an unspecified amount of damages and a court order to unwind the Merger. In September 1994, GTC filed a motion to dismiss all claims asserted against it in the litigation. On April 14, 1996, the case was dismissed by stipulation of the parties and under an approving order of the court.

Except as described above, GTC is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1997, no matter was submitted to a vote of the security holders of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The Common Stock of GTC commenced trading on July 9, 1993 in the Nasdaq National Market System under the symbol GZTC. Quarterly high and low sales prices for the stock as reported by the Nasdaq National Market System are shown below.

                                              HIGH             LOW
                                              ----             ---
         1995:
            1st Quarter                       3 1/8            1 1/2
            2nd Quarter                       3 5/8            1 7/8
            3rd Quarter                       6 1/8            2 7/16
            4th Quarter                       5 7/8            4

         1996:
            1st Quarter                       7 1/8            4 3/8
            2nd Quarter                      10 5/8            5
            3rd Quarter                       8 1/8            3 3/4
            4th Quarter                       7 1/4            5 1/8

         1997:
            1st Quarter                      10 1/4            6
            2nd Quarter                       9 1/4            6 3/8
            3rd Quarter                      12 3/16           8
            4th Quarter                      14                8 1/4

On March 16, 1998, there were approximately 734 shareholders of GTC of record.

The Company has never paid a cash dividend on its Common Stock and currently expects that future earnings will be retained for use in its business.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 28, 1997 and December 29, 1996 and for each of the three fiscal years in the period ended December 28, 1997 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The selected financial data set forth below as of December 31, 1995, 1994 and 1993, and for the years ended December 31, 1994 and 1993 are derived from audited consolidated financial statements not included in this Report. This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

                                   SELECTED CONSOLIDATED FINANCIAL DATA
                                 (Dollars in thousands except per share data)

                                                                   For the Fiscal Years Ended
                                            -----------------------------------------------------------------------
                                            December 28,   December 29,   December 31,  December 31,   December 31,
                                               1997           1996           1995          1994           1993
                                            ----------     -----------    -----------   -----------    -----------
Statement of Operations Data:

Revenues:
     Services                               $   43,417     $    38,496   $   26,399     $    4,465     $        -
     Sponsored research and development         19,521           8,338        6,022          4,097          3,222
     Products                                        -               -            -            909              -
                                            ----------     -----------   ----------     ----------     ----------
                                                62,938          46,834       32,421          9,471          3,222

Costs and expenses:
     Services                                   36,989          33,356       24,250          5,157              -
     Research and development                   17,840           8,684        6,394          4,671          3,143
     Products                                        -               -            -            841              -
     Selling, general and administrative        15,650          11,691        8,919          3,596          1,088
     Equity in loss of Joint Venture               811             356          713            582              -
     Impairment of investment in
      Joint Venture                                  -               -            -             58            318
                                            ----------     -----------   ----------     ----------     ----------
                                                71,290          54,087       40,276         14,905          4,549
                                            ----------     -----------   ----------     ----------     ----------
Loss from continuing operations                 (8,352)         (7,253)      (7,855)        (5,434)        (1,327)
Other income and (expenses):
     Interest income                               136              85           32            238            156
     Interest expense                           (1,129)         (1,138)      (1,007)          (263)             -
     Other income                                   50             587          780              -              -
                                            ----------     -----------   ----------     ----------     ----------
Loss from continuing operations before
   income taxes                                 (9,295)         (7,719)      (8,050)        (5,459)        (1,171)
     Provision (benefit) for income taxes           48              27       (2,346)              7             -
                                            ----------     -----------   ----------     ----------     ----------
Loss from continuing operations             $   (9,343)    $   (7,746)   $   (5,704)    $   (5,466)    $   (1,171)
Discontinued operations
     Income from discontinued clinical
        operations
        (less applicable taxes of $239
         and $21)                                    -               -          412            182              -
     Gain on disposal of clinical
        operations
        (less applicable income taxes
        of $3,401)                                   -               -        1,159              -              -
                                            ----------     -----------   ----------     ----------     ----------
Net loss                                    $   (9,343)    $   (7,746)   $   (4,133)    $   (5,284)    $   (1,171)
                                            ==========     ============  ===========    ===========    ==========
Results per weighted average number
of common shares (basic and diluted)
     From continuing operations             $    (0.54)    $     (0.52)  $    (0.48)    $    (0.83)    $   (0.44)
                                            ==========     ============  ===========    ===========    ==========
     Net loss                               $    (0.54)    $     (0.52)  $    (0.35)    $    (0.80)    $   (0.44)
                                            ==========     ============  ===========    ===========    ==========
Weighted average number of
   shares outstanding (basic and
   diluted)                                  17,253,292     14,801,725    11,788,542      6,598,545     2,632,070

                                            December 28,   December 29,   December 31,  December 31,   December 31,
                                               1997           1996           1995          1994           1993
                                            ----------     -----------    -----------   -----------    -----------
Balance Sheet Data:

     Cash and cash equivalents              $     6,383    $     8,894   $     5,825    $      816     $    8,417
     Short-term investments                           -              -             -         2,231          1,944
     Working capital (deficit)                   (8,423)          (116)       (7,011)       (7,858)         9,882
     Total assets                                70,980           66,704      58,042        47,993         10,527
     Long-term liabilities                       10,779            6,742       7,179         9,082              -
     Stockholders' equity                        27,378           35,204      27,288        19,424         10,014

There were no cash dividends paid for any period presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Year Ended December 28, 1997 as Compared to Year Ended December 29, 1996

Total revenues for 1997 were $62.9 million, compared with $46.8 million in 1996, an increase of $16.1 million or 34%. Service revenues increased to $43.4 million in 1997 from $38.5 million in 1996, an increase of $4.9 million or 13%. Sponsored research and development revenues increased to $19.5 million in 1997 from $8.3 million in 1996, an increase of $11.2 million or 135%, due primarily to an increase in activity and revenues related to the funding received from Genzyme Corporation ("Genzyme") in the development of the lead compound, transgenic Antithrombin III ("AT-III"), the achievement of $4.4 million in milestones from the joint venture formed by the Company and Sumitomo Metals Industries, LTD. (the "Joint Venture"), the achievement of a $1.5 million milestone, from Bristol-Meyers Squibb related to the BR96 collaboration and increased commercial activity.

Cost of services in 1997 was $37 million compared to $33.4 million in 1996, an increase of $3.6 million or 11%, due, primarily, to the increased service volumes. Sponsored research and development expenses increased to $12.6 million in 1997 from $7.9 million in 1996, an increase of $4.7 million or 59%. The increase is due to the operating costs of a manufacturing facility coming on-line for the production of AT-III clinical trial material and increased activity in commercial programs. Proprietary research and development increased to $5.3 million in 1997 from $828,000 in 1996, an increase of 540%. The increase is due to the cancer vaccine program being initiated in 1997 and increased internal research.

Gross profit in 1997 amounted to $8.1 million versus $4.8 million in 1996. Gross profit on services in 1997 was $6.4 million, a gross margin of 15%, versus $5.1 million, a gross margin of 13%, in 1996. The improvement in the services margins was primarily due to increased services revenues.

Selling, general and administrative ("SG&A") expenses increased to $15.7 million in 1997 from $11.7 million in 1996, an increase of $4 million or 34%. The increase is due to an increase in the sales and marketing effort and to the addition of administrative personnel required to support the growth in transgenic research and development programs, $434,000 of transaction costs on uncompleted merger and acquisition activities as well as $326,000 in one-time personnel-related charges.

Interest income increased to $136,000 in 1997, from $85,000 in 1996, due to the investment of funds from the Company's secondary public offering and receipt of interest on funds that were held in escrow last year. Interest expense was essentially unchanged year to year at $1.1 million. Of the 1997 total, $962,000 represents interest incurred by the testing service operations, $161,000 represents interest for the financing of the transgenic production facility and $6,000 represents interest incurred under the Convertible Debt and Development Funding Agreement with Genzyme (the "Genzyme Credit Line") (see Item 8 and Note 5 to the consolidated financial statements appearing in this report).

The Company recognized $50,000 of non-operating income in 1997 compared to $587,000 in 1996, a decrease of $537,000 or 91%. Of the 1996 total, $538,000 represents the collection of the final payments of the promissory note received in connection with the 1995 sale of the TSI Center for Diagnostic Products Inc. ("CDP").

The Company recognized $811,000 of Joint Venture losses in 1997 compared to $356,000 in 1996. The increase was due to additional research by the Joint Venture including increased research funding to the Company (see Note 12 to the consolidated financial statements appearing in this report).

Year Ended December 29, 1996 as Compared to Year Ended December 31, 1995

Total revenues for 1996 were $46.8 million compared with $32.4 million in 1995, an increase of $14.4 million or 44%. Service revenues for 1996 were $38.5 million compared with $26.4 million in 1995, an increase of $12.1 million or 46%. Sponsored research and development revenues increased to $8.3 million in 1996 compared with $6 million in 1995, an increase of $2.3 million or 38%, due primarily to an increase in activity and revenues related to the development of AT-III.

Cost of services for 1996 were $33.4 million compared with $24.3 million in 1995, an increase of $9.1 million or 37%, due to increased service volumes. Sponsored research and development expenses increased to $7.9 million in 1996 compared with $5.7 million in 1995, an increase of $2.2 million or 39%. The increase was due to increased activity relating to the development of AT-III, which, in the second half of 1996, had an Investigational New Drug Filing ("IND") approved by the Food and Drug Administration ("FDA") and entered into Phase I/II clinical trials. Proprietary research and development increased to $828,000 in 1997 from $727,000 in 1996, an increase of 14%.

Gross profit amounted to $4.8 million in 1996 compared with $1.8 million in 1995. Gross profit on services in 1996 was $5.1 million, a gross margin of 13%, versus $2.1 million, a gross margin of 8% in 1995. The majority of the improvement in service margins was due to increased service revenues as a result of continued marketing efforts with an emphasis on developing significant client relationships and a shift to higher margin services.

SG&A expenses increased to $11.7 million in 1996 from $8.9 million in 1995, an increase of $2.8 million or 31%. The increase was due primarily to increased investment in sales and marketing and to the growth in the testing services operations.

Interest income increased to $85,000 in 1996 from $32,000 in 1995, an increase of $53,000 or 166%, primarily due to the investment of funds received from the Company's 1996 public offering. Interest expense was $1.1 million in 1996 compared with $1 million in 1995, an increase of $131,000 or 13%. Of the 1996 total, $902,000 represents interest incurred by the testing service operations, $167,000 represents interest for the financing of the transgenic production facility and $61,000 represents interest incurred under the Genzyme Credit Line.

The Company recognized $356,000 of Joint Venture losses in 1996 compared to $713,000 in 1995, a decrease of $357,000 or 50%. The decrease is due to reduced funding received from the Joint Venture during 1996.

The Company recognized $587,000 of non-operating income in 1996 compared to $780,000 in 1995, a decrease of $193,000 or 25%. Of the 1996 total, $538,000 represents the collection of the final payments of the promissory note received in connection with the 1995 sale of CDP.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, or (2) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distribution to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS 130 is not expected to have a significant impact on the Company's financial statements.

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosure About Segments of an Enterprise and Related Information requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Implementation of SFAS 131 will have no effect on the Company's financial position or results of operations. The Company is assessing the financial statement disclosure impact of SFAS 131.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $6.4 million at December 28, 1997. During 1997 the Company had a $2.5 million net decrease in cash; $6.2 million was invested in equipment, further expansion of the transgenic production facility and the expansion of laboratory facilities, $3.6 million was used to pay down long-term debt and $4.4 million was used in operations. Sources of funds during 1997 included $5.3 million of proceeds from issuance of long-term debt, $1.1 million of proceeds from the issuance of common stock, and $6 million in borrowings under the Genzyme Credit Line.

In June 1997, the Company completed a $3 million expansion of its Mason Laboratories facility. The Company obtained $5 million in long-term financing for this project from a consortium consisting of state and local government agencies in conjunction with a commercial bank. In June 1997, the Company received approximately $3.8 million in funds under this facility, of which approximately $800,000 was used to pay down existing debt. In connection with the financing, the Company issued 20,000 warrants at the closing market value on June 26, 1997 of $8.75. The remaining $1.2 million of financing is available through December 31, 1998 to fund future renovations of this facility, if any (see Note 5 to the consolidated financial statements appearing in this report).

In September 1997, the Company and Genzyme amended the terms of the $8.3 million Genzyme Credit Line dated March 29, 1996. Under the terms of the amended Genzyme Credit Line, the expiration date of the revolving credit line was extended to March 31, 2000 with an option, at that date, for the Company to convert the outstanding balance to a three-year term loan. As of December 28, 1997, $6 million was outstanding under the Genzyme Credit Line (see Note 5 to the consolidated financial statements appearing in this report).

In September 1997, the Company entered into an agreement with Advanced Cell Technology ("ACT") to utilize ACT's cloning technology to produce transgenic proteins. In return for exclusive access to this technology and subject to successful achievement of technical milestones, the Company agreed to place a minimum of $2 million in contract services with ACT annually from 1998 through 2002.

In March 1998, the Company completed a $20 million private placement of Series A Convertible Preferred Stock (the "Preferred Stock") to three institutional investors. The Preferred Stock matures in three years and is convertible into common stock at various conversion prices (see Note 13 to the consolidated financial statements appearing in this report). As a result of this financing, the amount of the Genzyme Credit Line was reduced to approximately $6.4 million.

The Company had a working capital deficit of $8.4 million at December 28, 1997 compared to a deficit of $116,000 at December 29, 1996. As of December 28, 1997, the Company had approximately $2.3 million available under the Genzyme Credit Line (subsequently reduced to approximately $400,000 as a result of the Preferred Stock offering), $1.2 million available under the Mason facility financing and commitments for an additional $3 million of capital lease financing. The Company expects that the funds available from these sources as well as the Preferred Stock offering completed in March 1998 will be sufficient to fund operations and capital investment for the next year.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements, and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the results of the Company's testing services business, the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances and regulatory requirements. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with upgrades to existing financial software, the Year 2000 problem will not pose significant operational problems or additional cost for the Company's computer systems as so modified and converted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

Financial Statements

Response to this item is submitted as a separate section of this report immediately following Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is set forth in part under the captions "ELECTION OF DIRECTORS" and "SECTION 16 (a) BENEFICIAL REPORTING COMPLIANCE" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 27, 1998 (the "Proxy Statement") which are incorporated herein by reference, and the remainder of such information is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 1A hereof.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) The Company's Financial Statements appear as a separate section of this report immediately following Item 14.

All schedules have been omitted because the required information is not applicable or not present in amounts sufficient to required submission of the schedule, or because the information required is in the consolidated financial statements or the notes thereto.

The Exhibits to this report are listed below under Part IV, Item 14(c) hereof.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 28, 1997.

(c)  Exhibits

The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

FORM 10-K-ITEM 8, 14 (a) (1) and (2), and  (d)

GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   The following consolidated financial statements of Genzyme Transgenics Corporation and subsidiaries are included in Item 8:

   Report of Coopers & Lybrand L.L.P. - Independent Accountants

   Consolidated Balance Sheets--December 28, 1997 and December 29, 1996

   Consolidated Statements of Operations--For the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

   Consolidated Statements of Stockholders Equity--For the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

   Consolidated Statements of Cash Flows--For the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Genzyme Transgenics Corporation:

We have audited the consolidated balance sheets of Genzyme Transgenics Corporation as of December 28, 1997 and December 29, 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genzyme Transgenics Corporation as of December 28, 1997 and December 29, 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.


Boston, Massachusetts                               /s/ Coopers & Lybrand L.L.P.
February 25, 1998, except as to
the information presented in Note 13,
for which the date is March 20, 1998

                                          GENZYME TRANSGENICS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                    (Dollars in thousands except share amounts)

                                                                                        December 28,            December 29,
                                                                                           1997                     1996
                                                                                      -------------           -------------

                                                             ASSETS

Current assets:
   Cash and cash equivalents                                                         $        6,383          $        8,894
   Accounts receivable, net of allowance of $390
     and $422 at December 28, 1997 and
     December 29, 1996, respectively                                                         10,517                   7,499
   Unbilled contract revenue (including
      $891 and $664 from Genzyme Corporation at
      December 28, 1997 and December 29, 1996,
      respectively)                                                                           6,069                   6,740
   Other current assets                                                                       1,431                   1,509
                                                                                      -------------           -------------
         Total current assets                                                                24,400                  24,642
Net property, plant, and equipment                                                           26,297                  20,566
Costs in excess of net assets acquired, net                                                  19,532                  20,695
Investment in Joint Venture                                                                       -                     283
Other assets                                                                                    751                     518
                                                                                       =============           =============
                                                                                     $       70,980          $       66,704
                                                                                       =============           =============

                                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $        2,091          $        2,992
   Accounts payable - Genzyme Corporation                                                     3,364                   1,339
   Revolving line of credit                                                                   6,000                   6,000
   Revolving line of credit - Genzyme                                                         6,000                       -
Corporation
   Accrued expenses                                                                           7,900                   5,911
   Advance payments                                                                           5,568                   6,649
   Current portion of long-term debt and
    capital leases                                                                            1,900                   1,867
                                                                                      -------------           -------------
        Total current liabilities                                                            32,823                  24,758
   Long-term debt and capital leases, net of current portion                                  9,862                   5,708
   Deferred lease obligation                                                                    613                     508
   Other liabilities                                                                            304                     526
                                                                                       -------------           -------------
       Total liabilities                                                                     43,602                  31,500
Commitments and Contingencies (Note 4)
Stockholders' equity:
   Preferred stock, $.01 par value; authorized
       5,000,000 shares, none outstanding                                                         -                       -
   Common stock, $.01 par value; 40,000,000
      shares authorized; 17,403,406 and 17,130,901 shares
      issued and outstanding at December 28, 1997
      and December 29, 1996, respectively                                                       174                     171
   Capital in excess of par value                                                            54,478                  52,974
   Accumulated deficit                                                                      (27,274)                (17,931)
   Accumulated translation adjustment                                                             -                     (10)
                                                                                       -------------           -------------
       Total stockholders' equity                                                            27,378                  35,204
                                                                                       =============           =============
                                                                                     $       70,980          $       66,704
                                                                                       =============           =============

               The accompanying notes are an integral part of the consolidated financial statements.


                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except share and per share amounts)

                                                                                  For the  Fiscal Years Ended
                                                                               ----------------------------------
                                                                    December 28,           December 29,            December 31,
                                                                        1997                   1996                    1995
                                                                  ----------------         -------------         ---------------
Revenues:
     Services                                                   $          43,417        $       38,496        $         26,399
     Sponsored research and development                                    19,521                 8,338                   6,022
                                                                  ----------------         -------------         ---------------
                                                                           62,938                46,834                  32,421
Costs and operating expenses:
     Services                                                              36,989                33,356                  24,250
     Research and development:
         Sponsored                                                         12,558                 7,856                   5,667
         Proprietary                                                        5,282                   828                     727
     Selling, general and administrative                                   15,650                11,691                   8,919
     Equity in loss of Joint Venture                                          811                   356                     713
                                                                  ----------------         -------------         ---------------
                                                                           71,290                54,087                  40,276
                                                                  ----------------         -------------         ---------------

Loss from continuing operations                                            (8,352)               (7,253)                 (7,855)
Other income (expense):
   Interest income                                                            136                    85                      32
   Interest expense                                                        (1,129)               (1,138)                 (1,007)
   Other income                                                                50                   587                     780
                                                                  ----------------         -------------         ---------------

Loss from continuing operations before income taxes                        (9,295)               (7,719)                 (8,050)

Provision (benefit) for income taxes                                           48                    27                  (2,346)
                                                                  ----------------         -------------         ---------------

Loss from continuing operations                                 $          (9,343)        $      (7,746)        $        (5,704)

Discontinued operations
   Income from discontinued clinical operations
      (less applicable income taxes of $240)                                    -                     -                     412
   Gain on disposal of clinical operations
      (less applicable income taxes of $3,401)                                  -                     -                   1,159
                                                                  ----------------         -------------         ---------------
   Net loss                                                     $          (9,343)      $        (7,746)       $         (4,133)
                                                                 ===============           =============         ===============
Net loss per common share (basic and diluted):
   From continuing operations                                   $           (0.54)     $          (0.52)      $           (0.48)
                                                                 ===============           =============         ===============

   Net loss per share                                           $           (0.54)     $          (0.52)      $           (0.35)
                                                                 ===============           =============         ===============
Weighted average number of common
   shares outstanding (basic and diluted)                              17,253,292            14,801,725              11,788,542
                                                                 ===============           =============         ===============

      The accompanying notes are an integral part of the consolidated financial statements.

waiting for consolidated statements of stockholders' equity

                            GENZYME TRANSGENICS CORPORATION
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands)




                            Series A Convertible             Capital in  Parent    Unrealized             Accumulated    Total
                               Preferred Stock  Common Stock Excess of   Company    Loss on  Accumulated  Translation Stockholders'
                               Shares  Amount  Shares Amount Par Value  Investment Investments  Deficit    Adjustment   Equity
Balance, December 31, 1994...... --      --   9,890    $99   $25,476       --         $(94)   $ (6,052)       $(5)    $19,424

Net loss                                                                                        (4,133)                (4,133)

Common stock issuance under the
  Genzyme Common Stock Put
  Agreement.....................                500      5     3,995                                                    4,000

Issuance of common stock in
  connection with the Common

  Stock Purchase
  Agreement with Genzyme........              1,334     13     3,987                                                    4,000
Issuance of common stock in
  connection with the purchase
  of a subsidiary...............                866     10     2,469                                                    2,479

Issuance of common stock for
  payment of consulting and non-
  competition agreement.........                341      3       973                                                      976

Common stock issuance under
  Employee Stock Purchase Plan..                 87      1       170                                                      171

Common stock issuance in
  connection with the TSI
  Savings and Retirement Plan...                130      1       273                                                      274

Proceeds from the exercise of
  stock options.................                  3                8                                                        8

Realized loss on investments....                                                        94                                 94

Translation adjustment..........                                                                               (5)         (5)
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995......  -- --      13,151    132     37,351     --     --            (10,185)       (10)     27,288

Net loss........................                                                                (7,746)                (7,746)

Sale of common stock to public,
  net of expenses...............              3,450     34     12,666                                                  12,700

Issuance of common stock in
  connection with the
  Convertible Debt and
  Development Funding Agreement.                220      2      1,671                                                   1,673

Common stock issuance under
  Employee Stock Purchase Plan..                165      1        511                                                     512

Common stock issuance in
  connection with the GTC
  Savings and Retirement Plan...                 58      1        265                                                     266

Issuance of warrants in
  settlement of liability.......                                  128                                                     128

Proceeds from the exercise of
  stock options.................                 87      1        382                                                     383
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 29, 1996......  -- --      17,131    171     52,974     --    --             (17,931)       (10)     35,204

Net loss........................                                                                (9,343)                (9,343)

Common stock issuance under
  Employee Stock Purchase Plan..                115      1        572                                                     573

Common stock issuance in
  connection with the GTC
  Savings and Retirement Plan...                 37      1        257                                                     258

Issuance of warrants in
  connection with a debt
  financing.....................                                  130                                                     130

Translation adjustment..........                                                                               10          10

Proceeds from the exercise of
  stock options.................                120      1        545                                                     546
----------------------------------------------------------------------------------------------------------------------------------

Balance, December 28, 1997......  -- --      17,403   $174    $54,478     --    --            $(27,274)     $  --     $27,378
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            FOR THE FISCAL YEARS ENDED
                                                                      --------------------------------------
                                                                      December 28,  December 29,  December 31,
                                                                           1997       1996         1995
                                                                        ---------   ---------    ---------
Cash flows for operating activities:
    Net loss                                                            $ (9,343)   $ (7,746)   $ (4,133)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
        Depreciation and amortization                                      4,149       3,821       3,712
        Provision (recovery) of accounts receivable
          allowances                                                         124        (237)          3
        Loss on sale of investments                                           --          --         108
        Write-off of goodwill                                                 --          --         972
        Shares to be issued for 401-K employer match                         464         368         266
        Deferred tax provision                                                --          --         175
        Gain on disposal of discontinued operations                           --          --      (2,350)
        Gain from utilization of operating loss carry forward                 --          --      (1,159)
        Loss on disposal of fixed assets                                       7         165          88
        Equity in loss of Joint Venture                                      811         356         713
        Issuance of warrants in settlement of liability                       --         128          --
   Changes in assets and liabilities, net of effects from purchase of subsidiaries:
        Accounts receivable and unbilled contract revenue                 (2,471)     (4,072)     (2,806)
        Inventory and other current assets                                    78        (700)        (29)
        Decrease in net assets held for sale/disposition                      --          --         781
        Accounts payable                                                   1,124         (38)        270
        Accrued income taxes                                                  --          --        (407)
        Other accrued expenses                                             1,783      (1,153)     (2,228)
        Advance payments                                                  (1,081)      1,959      (1,825)
                                                                        --------    --------    --------
        Net cash used by operating activities                             (4,355)     (7,149)     (7,849)
Cash flows for investing activities:
    Purchase of property, plant and equipment                             (6,175)     (3,549)     (2,326)
    Proceeds from sales and maturities of
       short-term investments                                                 --          --       2,217
    Investment in Joint Venture                                             (528)         --        (807)
    Cash paid for acquisitions                                                --          --        (679)
    Proceeds from sale of discontinued operations                             --          --       6,443

    Restricted cash                                                           --       1,425      (1,425)
    Other assets                                                              --         632         495
                                                                        --------    --------    --------
       Net cash provided by (used in) investing activities                (6,703)     (1,492)      3,918
Cash flows from financing activities:
    Net proceeds from the issuance of common stock                            --      12,700       4,275
    Net proceeds from employee stock purchase plan                           573         512         171
    Net proceeds from the exercise of stock options                          546         383           8
    Proceeds from long-term debt                                           5,302          --       2,423
    Repayment of long-term debt                                           (3,597)     (1,713)     (3,515)
    Net borrowings under revolving line of credit                             --          --       4,670
    Investment and advances by Genzyme Corporation                         6,000       1,673         428
    Deposits on capital leases                                                --          --        (197)
    Deferred financing costs                                                (170)         --          --
    Other long-term liabilities                                             (117)       (420)       (743)
                                                                        --------    --------    --------
        Net cash provided by financing activities                          8,537      13,135       7,520
                                                                        --------    --------    --------
Net increase (decrease) in cash and cash equivalents                      (2,521)      4,494       3,589
Effect of exchange rates on cash                                              10          --          (5)
Cash and cash equivalents at beginning of the year                         8,894       4,400         816
                                                                        --------    --------    --------
Cash and cash equivalents at end of year                                $  6,383    $  8,894    $  4,400
                                                                        ========    ========    ========

      The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years ended December 28, 1997, December 29, 1996 and December 31, 1995 (all tabular $ in thousands, except per share data)

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

The accompanying financial statements have been presented on the assumption that the Company is a going concern. The Company has incurred losses and negative operating cash flow in each of the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995. The Company had a working capital deficit of $8.4 million at December 28, 1997. As of December 28, 1997, the Company had $2.3 million available under a credit line with Genzyme Corporation ("Genzyme"). In addition, in February 1998, the Company entered into a lease agreement with a commercial leasing company for $3 million of additional lease availability and in March 1998, the Company completed a $20 million private placement of convertible preferred stock (see Notes 5 and 13). In conjunction with this private placement, the credit line availability with Genzyme was subsequently reduced by approximately $1.9 million.

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

In August 1995, the Company closed its HSRI laboratory. The results of operations for HSRI are shown net of tax and included in discontinued clinical operations for all periods presented. Effective September 1, 1995, the Company completed the sale of GDRU. The 1995 results of operations for GDRU are shown net of tax and included in discontinued clinical operations. HSRI and GDRU were the only laboratories performing human clinical trials within the Company s operations.

Genzyme is the Company's largest single stockholder. As a result of various equity transactions, Genzyme owned 43% of the Company at both December 28, 1997 and December 29, 1996.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has accounted for its 22% investment in the joint venture between SMI Genzyme Ltd. and Sumitomo Metals Industries Ltd. (" Joint Venture") using the equity method since 1994. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include contract revenue recognition, net realizable value of costs in excess of net assets acquired, account receivable reserves, tax valuation reserves and the assumptions regarding the presentation of the Company as a going concern. Actual results could differ from those estimates.

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

At December 31, 1994, there was an unrealized loss on investment of $94,000 that was included in equity. During 1995, the Company sold securities with a cost basis of $2,231,000 and realized losses of $108,000 on those sales. At December 28, 1997 and December 29, 1996, there were no short-term investments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. At December 28, 1997 and December 29, 1996, approximately 87% and 78%, respectively of cash and cash equivalents were held by one financial institution.

The Company provides most of its testing services to diverse pharmaceutical companies worldwide. The Company also provides services to the U.S. government. See Note 9 for additional revenue information. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Activity for fiscal 1996 included a provision of $334,000, a recovery of $571,000 and write-offs of $144,000. Activity for fiscal 1997 included a provision of $256,000, a recovery of $132,000 and write-offs of $156,000.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of three to thirty years. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining term of the lease, whichever is shorter. The direct costs of the New Zealand goats ("Livestock") and related costs to bring them to the United States are capitalized and amortized using the straight-line method over three years.

The following is the summary of property, plant and equipment and related accumulated amortization and depreciation as of December 28, 1997 and December 29, 1996.

                                          Years      December 28,  December 29,
                                          of Life        1997          1996
                                          --------    ----------   ------------
Land                                        --         $   534     $   530
Buildings                                 20 - 30       13,225       7,893
Livestock                                    3           1,291         740
Leasehold improvements                   lease life      3,751       2,854
Laboratory, manufacturing and
    office equipment                       3 - 10        5,829       5,177
Laboratory, manufacturing and
    office equipment - capital lease       3 - 10        8,199       5,724
Construction in process                      --             77       1,364
                                                       -------     -------
                                                       $32,906     $24,282
Less accumulated amortization and
    depreciation                                         6,609       3,716
                                                       -------     -------
Net property, plant and
    equipment                                          $26,297     $20,566
                                                       =======     =======
Depreciation and amortization expense was $2,919,000, $2,603,000 and $2,330,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. Accumulated amortization for equipment under capital lease was $2,154,000 and $1,311,000 at December 28, 1997 and December 29, 1996,
respectively.

Non Cash Transactions

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

During fiscal 1997, the Company purchased $2,482,000 of fixed assets and financed these additions with capital lease obligations. The Company issued warrants valued at $130,000 in connection with the financing for the expansion of Mason Laboratories (see Note 5).

Long-Lived Assets

The Company reviews long-lived assets for impairment by comparing the cumulative undiscounted cash flows from the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Management's policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management's strategic direction or market emphasis. The test of such recoverability is a comparison of the asset value to its expected cumulative net operating cash flow over the remaining life of the asset.

Costs in Excess of Net Assets Acquired

The $19,397,000 of excess consideration paid and costs incurred over the net value of assets acquired (goodwill) by GTC of TSI (see Note 3) is being amortized using the straight-line method over a twenty-year period. The carrying value of goodwill is included in management's evaluation of the recoverability of its long-lived assets. In connection with the sale of GDRU in 1995, goodwill was written down by $2 million, representing GDRU s percentage of the total long-term assets acquired in the TSI acquisition, with the charge offsetting a portion of the gain on disposal of clinical operations. In addition, final purchase adjustments to goodwill in relation to the purchase of TSI were recorded which amounted to a net decrease in goodwill of $1,537,000. The resulting goodwill in connection with the purchase of TSI was $15,860,000. Accumulated amortization at December 28, 1997 was $2,710,000.

The $7,329,000 of excess consideration paid and costs incurred over the net fair value of assets of BDL acquired by GTC (see Note 3) is being amortized using the straight-line method over twenty years. Accumulated amortization at December 28, 1997 was $947,000.

At December 28, 1997, goodwill totaled $23,189,000 with $3,657,000 accumulated amortization.

Accrued Expenses

Accrued expenses at December 28, 1997 and December 29, 1996 included the following:

                                                       1997             1996
                                                    ---------         ---------
       Accrued payroll and benefits                  $2,877            $1,869
       Accrued severance                                523               219
       Loss reserves on contracts                       807               618
       Other                                          3,693             3,205
                                                    -------           -------
           Total accrued expenses                    $7,900            $5,911
                                                    =======           =======

As a result of the 1995 acquisition of BDL, the Company established severance reserves of $542,000 for the elimination of 19 positions of which nine were laboratory positions, three were accounting/finance positions and seven were general and administrative positions. As of December 28, 1997, $478,000 has been paid. During 1997, an additional $144,000 was recorded which is expected to be paid in 1998, leaving a balance of $208,000.

As a result of the merger with TSI, the Company established severance reserves for the elimination of 35 positions of which 20 were laboratory positions, eight were accounting/finance positions and seven were general and administrative positions. The total severance reserve established was $1,417,000 of which $578,000 was classified as a long-term liability to be paid through 1999. As of December 28, 1997, $1,044,000 has been paid. Of the remaining $373,000 balance, $210,000 was classified as a long-term liability.

An additional $152,000 of severance was recorded in December 1997, which is expected to be paid in 1998.

Investment in Joint Venture

In 1990, the Company entered into a Joint Venture with Sumitomo Metal Industries as a minority owner (see Note 12). The investment has been accounted for under the equity method since March 1994, with the Company recognizing its 22% share of the Joint Venture losses in its Statement of Operations. In October 1995 and March 1997, the Company made additional investments of $807,000 and $528,000, respectively, in the Joint Venture, which maintained the Company's interest at 22%. In December 1997, the equity investment in the Joint Venture was reduced to zero as a result of recognizing the Company's share of the Joint Venture's losses. The Company has neither obligation nor intention to provide additional funding to the Joint Venture, and has therefore discontinued recognizing its share of the Joint Venture's losses.

Revenue Recognition and Contract Accounting

For both services and research and development revenues, the Company accounts for cost reimbursement contracts and fixed price contracts using the percentage of completion method. Unbilled contract revenue represents recoverable costs and accrued profit which had not been billed at the balance sheet date. Advance payments represent cash received from customers in advance of the work being performed. Research and development revenues in fiscal 1997 consisted of $4,413,000 from the Joint Venture (see Note 12), $7,011,000 from related parties (see Note 10) and $8,097,000 from commercial clients.

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

Net Loss per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, ("SFAS 128") Earnings Per Share in 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 was required to be adopted by the Company in its year-end 1997 Annual Report. Common stock equivalents of the Company consist of warrants (see
Note 6), stock options (see Note 7), stock to be issued under the 401-K savings plan (see Note 7) and convertible debt (see Note 5). The Company was in a net loss position in 1997, 1996 and 1995, therefore 2.8 million, 1.8 million and 1.6 million common share equivalents, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

In 1995, basic and diluted EPS from discontinued operations was $.13 per share.

In March 1998, the Company completed a private placement of 20,000 shares of Series A Convertible Preferred Stock. In connection with the financing, warrants to purchase 450,000 shares of the Company's common stock were issued (see Note 13).

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the expected enacted tax rates for the year in which the differences are expected to reverse.

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

In July 1995, the Company acquired all of the outstanding common stock of BDL, a leading provider of testing and development services to the biopharmaceutical, medical device and chemical industries, in exchange for 830,996 of the Company s common shares with an approximate market value of $2,378,000 at the date of the acquisition. In exchange for these shares, the Company received total assets with a fair value of $2,595,000, assumed $6,628,000 of liabilities and incurred costs of $918,000. The transaction was accounted for under the purchase method and the resulting goodwill of $7,329,000 is being amortized using the straight-line method over twenty years. The Company also entered into a Consulting and Non-Competition Agreement with the principal stockholder of BDL in exchange for approximately 341,160 shares of the Company s common stock with an approximate market value of $976,000. Approximately $488,000 of the value of the Agreement was assigned to the consulting portion and was recorded as an expense in 1995. The remaining value, representing the non-competition portion, was recorded as a long-term asset included in Other Assets and is being amortized over the ten year non-competition period. As a part of the transaction, Genzyme exchanged 33,945 shares of its General Division common stock with a market value of $1,360,000 for 475,467 of the Company s common shares issued in the transaction.

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

The following summary represents unaudited pro forma results of operations as if the HSRI and GDRU dispositions and the BDL acquisition had occurred at the beginning of 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on the date indicated and are not intended to be indicative of future results.

                                                       Unaudited
                                                       Pro forma
                                                       Year Ended
                                                       ----------
                                                          1995
                                                          ----

Revenues . . . . . . . . . . . . . . . . . . . .      $  29,709
Net loss . . . . . . . . . . . . . . . . . . . .      $  (5,102)
Net loss per share (basic and diluted). . . . .       $   (0.39)

NOTE 4.       COMMITMENTS & CONTINGENCIES

The Company leases equipment and facilities under various operating and capital leases (see Notes 5 and 13). The deferred lease obligation represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period. Rent expense for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 was approximately $2,566,000, $2,291,000 and $2,553,000, respectively.

At December 28, 1997, the Company's future minimum payments required under these leases are as follows:

                                      Operating      Capital      Total

              1998                    $  2,579       $ 1,615      $  4,194
              1999                       1,799         1,291         3,090
              2000                       1,718         1,214         2,932
              2001                       1,447           920         2,367
              2002                       1,303           308         1,611
              Thereafter                 2,244             -         2,244
                                         -----         -----         -----
                     Total            $ 11,090         5,348      $ 16,438
                                       =======                     =======
              Less amount representing
               interest                                1,022
                                                       -----
              Present value of minimum
               lease payments                        $ 4,326
                                                     =======

On June 17, 1994, a law suit was filed in the State of Delaware, on behalf of the stockholders of TSI, naming the Company, TSI and each of the directors of TSI as defendants. The complaint alleged, among other things, that (i) the terms of the merger between TSI and a subsidiary of GTC pursuant to the Agreement and Plan of Merger dated June 14, 1994 among TSI, GTC and such subsidiary of GTC (the "Merger Agreement") are unfair to the TSI stockholders, (ii) TSI s directors breached their fiduciary duties to the TSI stockholders in authorizing TSI to enter into the Merger Agreement and failing to conduct an auction for TSI, and (iii) GTC aided and abetted the TSI directors in the breach of their fiduciary duty. The lawsuit sought an unspecified amount of damages and a court order to unwind the Merger. In September 1994, GTC filed a motion to dismiss all claims asserted against it in the litigation. On April 14, 1996, the case was dismissed by stipulation of the parties and under an approving order of the court.

In September 1997, the Company entered into an agreement with Advanced Cell Technologies, Inc. ("ACT") of Worcester, MA allowing GTC to utilize ACT technology. This agreement requires that the Company shall make minimum annual payments of not less than $2 million per year to ACT for the calendar years 1998 through 2002.

NOTE 5.   BORROWINGS

At the date of the TSI acquisition, TSI had certain arrangements with a commercial bank ("Credit Agreement"). Under the Credit Agreement, TSI could borrow up to $3 million based on 75% of eligible accounts receivable. In December 1994, the bank agreed to maintain the maximum borrowing under the credit line at $3 million. The advances accrued interest at the base rate plus
 .5% per annum, payable on the first of the following month. The Company refinanced the Credit Agreement in July 1995. Under the new facility, which totaled $7.5 million and expired on March 31, 1997, the Company could borrow up to $6 million and $1.5 million for an existing standby letter of credit in support of a major facility lease. At the Company s option, interest on loans under the credit facility (other than the standby letter of credit) accrued either at the Eurodollar rate plus 3/4% or at the bank s base lending rate. In March 1997, the Company received an extension of the Credit Agreement through March 31, 1999. The weighted average interest rate on the line of credit was 5.68% for the fiscal year ended December 28, 1997 and 7.15% for the fiscal year ended December 29, 1996. As of December 28, 1997, $6,000,000 was outstanding under the line of credit and none was available. The Company was in compliance with all covenants and no amounts were due under the standby letter of credit as of December 28, 1997.

In connection with the refinancing of the Credit Agreement, Genzyme provided a guaranty to the bank under which Genzyme will become primarily liable under the Credit Agreement in the event of a default by the Company. In consideration of Genzyme s agreement to provide such a guaranty, the Company granted a first lien on all assets of the Company and issued warrants to purchase 145,000 shares of the Company s common stock for a period of ten years at $2.84375 per share (market price at the date of the Agreement). Under the terms of the Credit Agreement, the Company has agreed not to pay any dividends until the loans have been repaid.

In December 1995, the Company received a $2.3 million term loan from a commercial bank which matures on December 15, 2000. At the Company s option, interest on the loan will accrue either at the Eurodollar rate plus 1% or at the bank s base lending rate. The loan is being repaid in quarterly installments which commenced March 31, 1997, escalating from $50,000 per quarter for the first year to $68,750 per quarter in the second year, $91,250 per quarter for the next year, $133,333 for the final three quarters, and a balloon payment for the remaining balance due December 15, 2000. The loan is guaranteed by Genzyme and includes a covenant requiring the Company to maintain stockholders equity of at least $20 million. Based on the borrowing rates currently available to the Company for an unguaranteed loan with similar maturity, the fair value of the $2.1 million remaining balance on the term loan is $2 million at December 28, 1997.

In June 1995, TSI received a $1 million increase in its lease line with a commercial leasing company. Leases require monthly payments over 36 months at an annual interest rate of 11% with a fair market value buyout not to exceed 15% of original cost at the end of the lease term. The Lease Agreement required a 25% cash deposit at inception which was reduced to 10% or fully refunded under certain conditions. In December 1995, the lease line was increased by $1 million and, during 1996, the lease line was increased by an additional $2 million. Leases under the increased line require monthly payments over 48-60 months with a fair market value buyout and no cash deposit. In February of 1997, the Company received a commitment for an additional $2 million in lease line availability from a second leasing company to fund 1997 capital additions. Leases under this line will have a term of 48 months at 11% per annum with a fair market value buyout at expiration. At December 28, 1997, there was no availability under any of the lease lines (see Note 13).

On March 29, 1996 the Company entered into a Convertible Debt and Development Funding Agreement (the"Agreement") with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the Antithrombin III ("AT-III") program through March 31, 1997. Under the Agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line of credit carries a rate of 7% and is convertible into the Company's common stock (at the average market price for the 20-day period ending two days before any conversion), at GTC's option, to maintain GTC's tangible net worth at the end of each quarter at a level between $4.0 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding. Any amount so converted reduces by an equivalent amount the availability on the line. During 1996, approximately $1.7 million of debt was converted into 219,565 shares of common stock, resulting in availability of $8.3 million on the line of credit.

In March 1997, the Company amended the Agreement with Genzyme to provide for continued funding by Genzyme of the development costs of the AT-III program through June 30, 1997. In June 1997, the Company agreed to extend the Agreement until December 31, 1997. Under the agreements in effect in 1997, Genzyme provided $7 million in development funding.

In July 1997, the Company and Genzyme announced an agreement to establish a joint venture for the development, marketing and distribution of AT-III, subject to the execution of a definitive agreement. A definitive collaboration agreement for ATIII LLC ("Genzyme Joint Venture") was executed on January 1, 1998. Under the terms of the agreement, Genzyme will provide 70% of the next $33 million of development costs and the Company will fund the remaining 30%. Development costs in excess of $33 million will be funded equally by the partners. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the Genzyme Joint Venture at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.

In September 1997, the Company and Genzyme amended the terms of the $8.3 million Genzyme Credit Line. The expiration date of the revolving credit line was extended to March 31, 2000, with an option, at that date, for the Company to convert the outstanding balance to a three-year term loan. The interest rate remains at 7% through April 1, 1998, increasing annually through the end of the term loan; starting at the lower of 8% or prime in the first year increasing to the lower of 10% or prime lending rate +2% in the final year of the term loan. Financial covenants require positive quarterly earnings before interest, taxes, depreciation, amortization and unfunded research and development expense starting April 1, 1998. As of December 28, 1997, there was $6,000,000 outstanding on the Genzyme Credit Line. Interest expense of $6,000 was incurred during 1997 on the line of credit (see Notes 10 and 13).

In June 1997, the Company completed financing for the expansion of its Mason Laboratory. The financing package provides $5 million in available funds from a consortium of federal, state and local government agencies in conjunction with a commercial bank. The loan carries a ten year amortization schedule with a variable interest rate adjusted annually. The current rate is 9.25%. The Company utilized $3.8 million of the line in June to fund the initial phase of renovations and to refinance approximately $800,000 of existing mortgage debt on the facility. The remaining $1.2 million is available through December 31, 1998 for additional renovations of the facility, if any. In connection with the financing, the Company issued the warrants to purchase 20,000 shares of the Company's common stock for a period of ten years at the then current market price of $8.75 per share. Warrants valued at $130,000 are being amortized over the life of the mortgage.

In June 1997, the Company's Redfield Laboratories subsidiary obtained $1,050,000 in financing from a commercial bank in conjunction with a state government agency for the refinancing of approximately $750,000 in existing mortgage debt and to fund expansion of its facility. The financing consists of two notes, both at 10% annual interest. The first note, in the amount of $350,000, has a ten year term. The second note, in the amount of $750,000, has a ten year amortization with a balloon payment due in May 1999. The annual balloon requirement is intended to be refinanced each year.

In July 1997, Redfield Laboratories obtained an additional $350,000 in financing for the expansion of its facility from a combination of federal, state and county government agencies. The loan is amortized over a fifteen year term and carries an interest rate of 5.5%.

The Company's long-term debt consisted of the following:

                                                                                   December 28,
                                                                                       1997
                                                                                 -----------------
Note payable with monthly payments of $48,750 through June 2007,
   interest at 9.25%, collateralized by real estate.                                 $ 3,689
Note payable, with escalating quarterly payments of $50,000
   beginning March 1997, interest is variable, collateralized by real estate.          2,100
Mortgage note payable, with monthly payments of $9,251 through
   May 1999, interest at 10%, collateralized by real estate.                             675
Note payable, with quarterly payments of $8,605 through
   July 2012, interest at 5.5%, collateralized by real estate.                           342
Mortgage note payable with monthly payments of $4,625 through
   June 2007, interest at 10%, collateralized by real estate.                            338
Note payable with monthly payments of $6,066 through December
   2000, interest at 8%, collateralized by real estate.                                  188
Capital lease obligations, with monthly payments of $142,288 through
   February 1998 and December 2002, interest varies, collateralized
   by property.                                                                        4,326
Other                                                                                    104
                                                                                     -------
                                                                                     $11,762
     Less current portion                                                              1,900
                                                                                     -------
                                                                                     $ 9,862
                                                                                     =======

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the value of the notes payable approximates fair value.

Maturities of long-term debt over the next five years are as follows:

1998................................................                    $1,900
1999................................................                     2,368
2000................................................                     2,009
2001................................................                     2,180
2002................................................                       701
Thereafter..........................................                     2,604
                                                                       -------
                                                                       $11,762
                                                                       =======
Cash paid for interest for the fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995 was $1,098,000, $1,138,000 and $615,000,
respectively.

NOTE 6.   STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Prior to the Company's IPO, the Board of Directors designated 4,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock ("Series A Stock"), none of which is outstanding.

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

In connection with the commercial lease line, the Company has assumed warrants to purchase 4,000 shares of common stock at a price of $0.10 per share which were originally issued to the commercial leasing company by TSI in September 1994. In June 1995, the Company issued additional warrants to purchase 2,000 shares of common stock at the then current market price of $2.75 per share. During fiscal 1996, warrants to purchase an additional 2,000 shares at the then current market price of $6.50 per share were issued in connection with an increase in the lease line which was made available in December 1995 (see Note
5).

In connection with the financing for the expansion of the Mason Laboratories, the Company issued warrants to purchase 20,000 shares of the Company's common stock at the then current market price of $8.75 per share (see Notes 5 and 13).

A summary of the outstanding GTC warrants as of December 28, 1997, all of which are currently exercisable, is as follows:

     Common Shares            Exercise            Warrant Expiration
     Issuable for           Price Per Share             Date
   ---------------          ---------------       -------------------

        37,600                $0.05000              October 28, 1998
         4,000                $0.10000               January 1, 2000
       145,000                $2.84375                  July 3, 2005
         2,000                $2.75000             December 31, 2001
         2,000                $6.50000             December 31, 2001
        20,000                $8.75000                 June 26, 2007
        ------
       210,600
       =======

In February 1995, Genzyme purchased an additional 500,000 shares of the Company's common stock at $8.00 per share pursuant to the Common Stock Put Agreement and, in June 1995, Genzyme entered into a Common Stock Purchase Agreement under which it obtained 1,333,333 shares of the Company s common stock in exchange for a $4 million reduction in the amount due to Genzyme. In July 1995, the Company purchased BDL and entered into a Consulting and Non-Competition Agreement with the principal stockholder of BDL in exchange for 1,207,233 shares of the Company s common stock (see Note 3).

In March 1996, Genzyme entered into the Convertible Debt and Development Funding Agreement (see Note 10) under which it converted $1,673,000 of debt into 219,565 shares of the Company's common stock. In July 1996, the Company completed a secondary public offering of 3,450,000 shares of its common stock priced at $4.00 per share. The proceeds to the Company, after deducting commissions and offering expenses, were $12.7 million.

As of December 28, 1997, the Company has reserved 3,125,984 shares of common stock, subject to adjustment, for future issuance under the various classes of warrants, Stock Option and Employee Stock Purchase Plans (see Note 7).

NOTE 7.   EMPLOYEE BENEFIT PLANS

Stock Options and Purchase Plan

In May 1993, the Board of Directors adopted and the stockholders approved the 1993 Equity Incentive Plan (the "Equity Plan"), the 1993 Director Stock Option Plan (the "Director Plan") and the 1993 Employee Stock Purchase Plan (the "Purchase Plan").

Under the Equity Plan, 2,015,000 shares of common stock were issued or reserved for issuance pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. To date, all options have been issued at 85% or greater of the fair value at the grant date. The Equity Plan also permits the Company to assume outstanding options in an acquisition without using shares reserved under the Plan. Of the foregoing total, 224,350 shares are subject to options assumed by the Company in the acquisition of TSI. In May 1997, the Board of Directors increased the number of shares reserved for issuance under this plan to 2,515,000 shares.

Under the Director Plan, 50,000 shares of common stock were reserved for issuance as non-statutory stock options at the rate of 2,000 shares for each year of service to members of the Board of Directors who are not employees of the Company. Such options are automatically granted at fair market value upon the election or reelection of each director. In May 1997, the Board of Directors increased the number of shares reserved for issuance under this plan to 100,000 shares.

Under these plans, an option's maximum term is ten years and vest ratably 20% on the date of issuance and 20% thereafter on the anniversary of the grant.

Under the Purchase Plan, 300,000 shares of common stock were reserved for the grant of purchase rights to employees in one or more offerings in accordance with provisions to be established by a committee of the Board of Directors prior to commencement of any offering period. In May 1997, the Board of Directors increased the number of shares reserved for issuance under this plan to 900,000 shares. Participants may purchase shares of common stock at not less than 85% of the lower of the market value at the beginning of each offering or on the purchase date. Purchase dates occur every three months for a period of two years from the offering date. Participants may not carry over balances from one purchase date to the next. Offering dates occur every six months. A total of 510,937 and 26,321 shares of common stock remained available for issuance under the plan at December 28, 1997 and December 29, 1996, respectively. The purchases of common stock under the plan during fiscal 1997 and fiscal 1996 were 115,384 shares at an aggregate purchase price of approximately $572,000 and 164,879 shares at an aggregate purchase price of approximately $511,000, respectively. No compensation expense has been recorded related to the employee stock purchase plan.

In 1996, the Company adopted, Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting For Stock-Based Compensation. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 would have been increased to the pro forma amounts indicated below:


                              December 28, 1997                  December 29, 1996                  December 31, 1995
                              -----------------                  -----------------                  -----------------
                              Earnings Per Share                 Earnings Per Share                  Earnings Per Share
                  Net Loss    (basic and diluted)   Net Loss     (basic and diluted)      Net Loss   (basic and diluted)
                  --------    ------------------    --------     ------------------       --------    ------------------

As Reported      $(9,343)          $(0.54)          $(7,746)           $(0.52)            $(4,133)         $(0.35)
Pro Forma        (11,458)           (0.66)           (8,988)            (0.61)             (4,755)          (0.40)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

A summary of the status of the Company's stock option plans as of December 28, 1997, December 29, 1996 and December 31, 1995 and changes during the years ending on those dates is presented below:


                                                                                 Weighted Average
                                                    Shares                        Exercise Price
----------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        664,308                           $6.9485

----------------------------------------------------------------------------------------------------------

                Granted
                  Price = Fair value               653,225                             $3.0902
                  Price > Fair value                 6,750                             $3.3750
                Exercised                           (2,800)                            $2.9900
                Cancelled                          (85,818)                            $8.3865

----------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                     1,235,665                             $4.7751

----------------------------------------------------------------------------------------------------------

                Granted
                  Price = Fair value               389,910                             $8.0901
                  Price > Fair value               130,519                             $6.5974
                Exercised                          (87,131)                            $4.3939
                Cancelled                          (72,449)                            $5.0537

----------------------------------------------------------------------------------------------------------
Balance at December 29, 1996                     1,596,514                             $5.7432

----------------------------------------------------------------------------------------------------------

                Granted
                  Price = Fair value               647,814                             $7.7843
                  Price > Fair value                10,400                             $7.8462
                Exercised                         (120,377)                            $4.5246
                Cancelled                         (132,362)                            $5.9003

----------------------------------------------------------------------------------------------------------
Balance at December 28, 1997                     2,001,989                             $6.4611

==========================================================================================================

At December 28, 1997, December 29, 1996 and December 31, 1995, there were 991,367, 718,644 and 432,681 shares exercisable at a weighted average exercise price of $6.1142, $5.6903 and $5.9830, respectively. The weighted average fair value of options granted during fiscal 1997, 1996 and 1995 was $7.79, $5.15 and $2.03, respectively.

The following table summarizes information about stock options outstanding at December 28, 1997:


          Range of           Number         Remaining        Weighted-Average       Number       Weighted-Average
      Exercise Prices     Outstanding    Contractual Life     Exercise Price      Exercisable     Exercise Price
      ---------------     -----------    ----------------     --------------      -----------     --------------
    $2.7500 -  $5.7500       610,885          7.46               $3.4066            374,705          $3.3136
    $5.7625 -  $7.3750       670,468          8.94               $7.0740            166,143          $6.9552
    $7.5000 -  $8.7500       373,120          5.82               $7.6330            321,472          $7.5779
    $8.8750 - $13.6250       342,256          8.60               $9.2260            123,801          $9.1825
   $15.9500 - $55.0000         5,260          2.95              $17.4228              5,246         $17.4143
                             -------          ----              --------              -----         --------

    $2.7500 - $55.0000     2,001,989          7.83               $6.4611            991,367          $6.1142
                           =========                                                =======

At December 28, 1997, 397,783 shares were available for grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of five years, expected volatility of 78%, a dividend yield of 0% and a risk-free interest rate of 6.36% for fiscal 1997, 6.49% for fiscal 1996 and 5.92% for fiscal 1995.

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with a dividend yield of 0%, expected volatility of 78%, a weighted average risk free interest rate of 5.40% and a weighted average expected life of one year for fiscal 1997; and a dividend yield of 0%, expected volatility of 78%, a weighted average risk free interest rate of 5.16% and a weighted average expected life of six months for fiscal 1996; and a dividend yield of 0%, expected volatility of 78%, a weighted average risk free interest rate of 6.34% and a weighted average expected life of one year for fiscal 1995. The average fair value of those purchase rights granted during fiscal 1997, fiscal 1996 and fiscal 1995 was $2.71, $2.08 and $1.09, respectively.

Other

All GTC employees, subject to certain eligibility requirements, can participate in the Company's defined contribution plan. Currently, the Company may match up to 50% of each participating employee's contributions to the plan to a maximum of 3% of salary. The Company may also contribute an additional 2% of each employee's salary as a retirement contribution. All contributions are at the discretion of the Board of Directors. Expense recognized under this plan was approximately $464,000, $368,000 and $266,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

NOTE 8.   INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The income tax (benefit) provision consisted of the following:

                                        1997             1996           1995
                                        ----             ----           ----

    Current:
       Federal                             0                0            747
       State                              48               27            308
       Foreign                             0                0            238
                                     -------          -------         ------

    Total Current                         48               27          1,293
                                     =======          =======        =======

    Deferred:
       Federal                        (3,158)          (3,882)           828
       State                           1,241                0              0
       Foreign                             0                0              0
    Change in Valuation Allowance      1,917            3,882           (828)
                                     -------          -------         ------

    Total Deferred                         0                0              0
                                     =======          =======        =======

The 1995 tax provision was reflected in operations as a benefit of $2,346,000 offset by a charge of $240,000 to income from discontinued operations and a charge of $3,401,000 on the gain from the disposal of clinical operations.

The provision for income taxes was at rates different from the U.S. Federal statutory income tax rate for the following reasons:


                                                                    Fiscal Years Ended
                                          --------------------------------------------------------------------
                                          December 28, 1997          December 29, 1996       December 31, 1995
                                          -----------------          -----------------       -----------------

  Federal tax - expense (benefit)              (34.0)%                   (34.0)%                    (34.0)%
  Goodwill                                       3.2                       5.2                        6.0
  State taxes - net                              9.1                       0.2                        3.3
  Gain on sale of GDRU                            --                        --                       40.1
  Joint Venture loss                             3.0                       0.9                        3.9
  Other                                         (1.3)                      0.4                        1.4
  Change in valuation allowance                 20.5                      27.6                         --
                                                ----                      ----                       ----
  Effective tax rate                             0.5%                      0.3%                      20.7%
                                                ====                      ====                       ====

The components of the deferred tax assets and liabilities at December 28, 1997 and December 29, 1996, respectively, are as follows (dollars in thousands):


                                                      December 28, 1997          December 29, 1996
                                                      -----------------          -----------------
Deferred Tax Assets/(Liabilities):

Accrued compensation reserves                            $   1,091                   $     868
Other reserves                                               1,020                       1,120
Tax credits                                                    584                         408
Net operating loss carryforwards                            22,100                      20,780
Depreciation                                                   289                           -
Other                                                            9                           -
                                                         ---------                   ---------
                                                         $  25,093                   $  23,176

Total deferred tax asset                                 $  25,093                   $  23,176
Valuation allowance                                        (25,093)                    (23,176)
                                                         ---------                   ---------
                                                         $       -                   $       -
                                                        ==========                   =========

Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

At December 28, 1997, the Company had U.S. net operating loss ("NOL") carryforwards of approximately $58.5 million for federal income tax purposes. These carryforwards expire through 2010. Utilization of these net operating loss carryforwards reflected above are limited pursuant to provisions Section 382 of the Internal Revenue Code of 1986, and to the extent that the Separate Return Limitation Year ("SRLY") rules apply.

Approximately $40.6 million of these NOL's were acquired in connection with its acquisition of TSI. Consequently, any realization of the benefit of these purchased NOL's will be recorded as a reduction of goodwill. In 1995, goodwill was reduced by approximately $1 million as a result of the utilization of purchased NOL's to offset taxable gain principally resulting from the sale of GDRU.

The Company paid taxes of $48,000, $27,000 and $238,000 in fiscal 1997, 1996 and 1995, respectively.

NOTE 9.   REVENUE INFORMATION

Revenues from the U.S. government accounted for 4% of total revenues in fiscal 1997, 6% in fiscal 1996 and 7% in fiscal 1995. Revenues from the Joint Venture accounted for 7% of total revenues in fiscal 1997, 2% in fiscal 1996 and 12% in fiscal 1995. Revenues from Genzyme accounted for 11% of total revenues in fiscal 1997, 13% in fiscal 1996 and 0% in fiscal 1995.

A summary of export sales by fiscal year follows:
                         Asia             Europe            Total
1997 ..............    $9,178           $ 4,640           $13,818
1996 ..............     3,291               780             4,071
1995 ..............     5,311             1,311             6,622

NOTE 10.      ARRANGEMENTS WITH GENZYME CORPORATION

From the Company's inception, certain facilities and support services, including both research and administrative support, have been provided by Genzyme. For these services, the Company was charged $8,073,000, $3,824,000 and $3,156,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. These charges represent an allocation of the Company's proportionate share of Genzyme's overhead costs using formulae which management believes are reasonable based upon the Company's use of the facilities and services. All other costs for all periods presented, including payroll costs, are directly attributable to the Company and have been paid by Genzyme and charged to the Company.

In April 1993, the Company entered into several agreements under which Genzyme has agreed to provide various services, facilities and funding to the Company as described below:

Services Agreement

Under the Services Agreement, the Company receives certain basic support services in exchange for a fixed monthly payment ($42,415 per month during 1997) adjusted annually. These basic services include laboratory support, as well as assistance with certain administrative functions including purchasing, data processing, risk management, corporate communications and treasury activities. If the Company requests additional services from Genzyme, the Company has agreed to pay Genzyme fully allocated costs of those services. The Services Agreement is automatically renewed each year thereafter unless terminated by either party not less than 90 days prior to the end of any annual period. Under the Services Agreement, the Company made payments of $509,000, $582,000 and $390,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

Sublease Agreement

Under the Sublease Agreement, the Company has leased certain laboratory, research and office space from Genzyme through May 1998 in exchange for fixed monthly rent payments which approximate the estimated current rental value for such space. In addition, the Company reimburses Genzyme for its pro rata share of appropriate facilities operating costs such as maintenance, cleaning, utilities and real estate taxes. The sublease is automatically renewed each year and renewals are subject to earlier termination of the sublease by either party after the initial five-year term. Under the Sublease Agreement, the Company made payments for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, of $280,000, $178,000 and $169,000, respectively, and is committed to make annual minimum rental payments of: $53,900 in 1998.

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

Research and Development Agreement

The Research and Development Agreement defines the relationship among the parties whereby each entity may perform research for the other. This agreement is in effect through May 1998 and may be renewed by mutual consent. Genzyme has agreed to use the Company to perform all research in the field of production of recombinant proteins in transgenic animals. The Company has a similar obligation to use Genzyme to purify proteins produced transgenically. Each party must request such services from the other company before seeking them from a third party although the Company may perform purification services on its own behalf. These obligations are qualified by the ability of each party to perform the requested services in accordance with the performance, scheduling, cost and other specifications reasonably established by the requesting party. Each company will receive payments from the other equal to the performing party's fully allocated cost of performing such services, which shall not be less than 80% of the annual budgets established by the parties under the agreement, plus, in most cases, a fee equal to 10% of such costs. The Company currently provides development services to Genzyme for which it recognized revenues of $11,000, $75,000 and $485,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. The Company also receives research and development services from Genzyme, for which it incurred costs of $7.3 million, $3.1 million and $2.6 million in 1997, 1996 and 1995, respectively (see Note 5).

In March 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Agreement") (see Note 5) with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the AT-III program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement, leaving the availability under the Genzyme Credit Line at $8.3 million.

In March 1997, the Company amended the Agreement with Genzyme to provide for continued funding by Genzyme of the development costs of the AT-III program through June 30, 1997. In June 1997, the Company agreed to extend the Agreement until December 31, 1997. Under the agreements in effect in 1997, Genzyme provided $7 million in development funding. Genzyme provided $5.9 million and $0 in development funding in 1996 and 1995, respectively.

In July 1997, the Company and Genzyme announced an agreement to establish a joint venture for the development, marketing and distribution of AT-III, subject to the execution of a definitive agreement. A definitive collaboration agreement for ATIII LLC ("Genzyme Joint Venture") was executed on January 1, 1998. Under the terms of the agreement, Genzyme will provide 70% of the next $33 million of development costs and the Company will fund the remaining 30%. Development costs in excess of $33 million will be funded equally by the partners. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the Genzyme Joint Venture at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.

In September 1997, the Company and Genzyme amended the terms of the $8.3 million Genzyme Credit Line. The expiration date of the revolving credit line was extended to March 31, 2000, with an option, at that date, for the Company to convert the outstanding balance to a three-year term loan. The interest rate remains at 7% through April 1, 1998, increasing annually through the end of the term loan; starting at the lower of 8% or prime in the first year increasing to the lower of 10% or prime lending rate +2% in the final year of the term loan. Financial covenants require positive quarterly earnings before interest, taxes, depreciation, amortization and unfunded research and development expense starting April 1, 1998 (see Notes 5 and 13).

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

As of December 28, 1997, there was $6 million outstanding under the Genzyme Credit Line.

NOTE 11.   OTHER AGREEMENTS

Tufts University School of Veterinary Medicine ("Tufts")

Since 1988, pursuant to a cooperation agreement, the Company has funded an ongoing program to develop transgenic animals at Tufts. During the term of the agreement, which extends through September 1998, Tufts has agreed to work exclusively with the Company for commercial applications within the field of transgenic protein production in milk. The Company paid Tufts $284,000, $517,000 and $665,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts.

NOTE 12.   JOINT VENTURE

In 1990, Genzyme entered into a joint venture with Sumitomo Metal Industries to develop proteins produced transgenically (the "Joint Venture"). The Joint Venture has engaged the Company, as the successor to Genzyme s transgenics business, to perform research and development for which the Company is reimbursed a portion of its costs and receives additional payments based on achievement of specified milestones. However, GTC does not have any intercompany profits or losses as a result of its transactions with the Joint Venture. This three-year program ended during 1993 and the parties decided to extend the contract for an additional three years.

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

The Company's initial $1,077,000 investment in the Joint Venture represented a 25% ownership interest. In 1992, the Company invested an additional $381,000, less than 25% of the aggregate new investment resulting in a decline of its ownership to 19.7%. In March 1994, the Company and its partner agreed to extend the Joint Venture contract and contribute an additional $1.2 million and $4.6 million, respectively, increasing the Company's ownership percentage to 22%. In October 1995, the Company contributed an additional $807,000 to maintain the Company's ownership percentage at 22%. In February 1997, the Company reached an agreement with the Joint Venture entitling the Company to receive up to $4.4 million in future milestone payments for the development of AT-III. In March 1997, the Joint Venture partners agreed to raise $2.4 million in additional equity, of which the Company contributed $528,000 in April 1997 to maintain its 22% ownership. For the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, the Company recognized revenue of $4,413,000, $857,000 and $3,874,000, respectively, under the Joint Venture agreement.

Summarized financial information (unaudited) for the Joint Venture is as follows:

                                                  At December 31,
                                        -----------------------------------
                                              1997            1996
                                              ----            ----
Balance Sheet Data:
   Current assets                            $ 603           $1,301
   Noncurrent asset                              5                2
   Current Liabilities                       1,334               19
   Partners  capital                          (726)           1,284


                                               For the Fiscal Years Ended
                                               --------------------------
                                            1997          1996          1995
                                            ----          ----          ----

Statement of Operations Data:
   Research and development expenses      $4,613         $1,381        $3,183
     Administrative expense                  203             11         1,083
     Revenue                                (316)             -          (961)
                                          ------         ------        ------
   Net loss                               $4,500         $1,392        $3,305
                                          ======         ======        ======

NOTE 13.   SUBSEQUENT EVENTS

In February 1998, the Company received an additional $3 million commitment from a commercial leasing company. Leases under this line will have a term of 48 months and an interest rate of 11% per annum, subject to adjustment proportional to the change in the weekly average of interest rates of like term United States Treasury Securities.

In February 1998, the Company announced that it had established a new subsidiary, Primedica Corporation, to provide a unified identity and a dedicated structure for further growth of its CRO operations. Initially 100% owned by GTC, Primedica is expected to serve as a vehicle to pursue acquisitions.

In March 1998, the Company completed a private placement of $20 million of Series A Convertible Preferred Stock (the "Preferred Stock") to three institutional investors. The Preferred Stock carries a $1,000 face value per share, and is subject to mandatory redemption, if not previously converted, in three years. Such redemption may be in the form of cash or stock, at the Company's option. The Preferred Stock may be converted into the Company's common stock at a price of $14.55 per share through December 20, 1998. Thereafter, it may be converted into common stock at a per share price equal to the lower of $14.55 or the average of any five closing bid prices over the twenty trading days prior to conversion. Dividends will only accrue if the holders are unable to convert their Preferred Stock into common stock in certain circumstances. In connection with the financing, warrants to purchase 450,000 shares of the Company's common stock were issued. Each warrant has a four year term at an exercise price of $15.1563 per share. As a result of this financing, the amount of the Genzyme Credit Line was reduced to approximately $6.4 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GENZYME TRANSGENICS CORPORATION

                            By: /s/ James A. Geraghty
                                -----------------------------                ,
                                James A. Geraghty, Chairman of the Board,
                                President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                                  Date

/s/ James A. Geraghty         Chairman of the Board, President      3/27/98
-------------------------                                         ------------
 James A. Geraghty            and Chief Executive Officer


/s/ John B. Green             Chief Financial Officer               3/27/98
-------------------------                                         ------------
 John B. Green


/s/ Robert W. Baldridge       Vice Chairman of the Board            3/27/98
-------------------------                                         ------------
 Robert W. Baldridge


/s/ Henri A. Termeer          Director                              3/27/98
-------------------------                                         ------------
 Henri A. Termeer


/s/ Alan E. Smith             Director                              3/27/98
-------------------------                                         ------------
 Alan E. Smith


/s/ Henry E. Blair            Director                              3/27/98
-------------------------                                         ------------
 Henry E. Blair


/s/ Alan W. Tuck              Director                              3/27/98
-------------------------                                         ------------
 Alan W. Tuck


/s/ Francis J. Bullock        Director                              3/27/98
-------------------------                                         ------------
 Francis J. Bullock

                                  EXHIBIT INDEX

Exhibit No.                                  Description
-----------                                  -----------

      2.1 Agreement and Plan of Merger, dated as of June 14, 1994, among TSI Corporation ("TSI"), Genzyme Transgenics Corporation ("GTC") and New Acorn Corporation. Filed as Appendix A to the Joint Proxy Statement--Prospectus included in Part I of the Company's Registration Statement on Form S-4 (File No. 33-80924) (the "GTC S-4") and incorporated herein by reference.

      2.2 Asset Purchase and Sale Agreement, dated as of January 3, 1995, between The TSI Center for Diagnostic Products, Inc. and BioVest, Inc. Filed as Exhibit 2.2 to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-21794) (the "GTC 1994 10-K") and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this Agreement are omitted. A list of such schedules appears in the table of contents to the Agreement. The Company hereby undertakes to furnish supplementally upon request a copy of any such schedule to the Commission.

      2.3 Agreement and Plan of Merger, dated May 23, 1995, among GTC, Biodevelopment Laboratories, Inc. and BDL Acquisition Corp. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated as of July 3, 1995 (File No. 0-21794) and incorporated herein by reference.

      2.4 Share Purchase Agreement, dated as of September 1, 1995, among GTC, TSI and Quintiles Holdings Limited. Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated as of September 19, 1995 (File No. 0-21794) and incorporated herein by reference.

      3.1.1 Restated Articles of Organization of GTC, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) (the "GTC 1993 10-K") and incorporated herein by reference.

      3.1.2 Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed herewith.

      3.1.3 Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to GTC's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) (the "GTC June 1997 10-Q") and incorporated herein by reference.

      3.1.4 Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series A Convertible Preferred Stock). Filed with the Secretary of the Commonwealth of Massachusetts on March 20, 1998. Filed herewith.

      3.2 By-Laws of GTC, as amended to date. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-62782) (the "GTC S-1") and incorporated herein by reference.

      4.1 Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the GTC S-1 and incorporated herein by reference.

      4.2 Specimen Series A Convertible Preferred Stock Certificate. Filed herewith.

      4.3.1 TSI Specimen Warrant Certificate. Filed as Exhibit 4.8 to TSI's Registration Statement on Form S-3 (File No. 33-48107) and incorporated herein by reference.

      4.3.2    Form of Notice of Assumption by GTC of the TSI warrants to which
               Exhibit 4.2.1 of this Report relates. Filed as Exhibit 4.2.2 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

      4.4.1 TSI Common Stock Purchase Warrant No. F-1 issued, on October 28, 1993, to The First National Bank of Boston ("FNBB"). Filed as
               Exhibit 4.6 to the GTC S-4 and incorporated herein by reference.

      4.4.2 TSI Common Stock Purchase Warrant No. G-1, dated September 27, 1994, issued to Financing for Science International, Inc. ("FSI"). Filed as Exhibit 4.4 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

      4.4.3 Form of Notice of Assumption by GTC of the TSI Common Stock Purchase Warrants Nos. F-1 and G-1. Filed as Exhibit 4.5 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

      4.5 Common Stock Purchase Warrant, dated June 30, 1995, issued to FSI. Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) (the "GTC July 1995 10-Q") and incorporated herein by reference.

      4.6 Common Stock Purchase Warrant, dated July 3, 1995, issued to Genzyme. Filed as Exhibit 10.5 to the GTC July 1995 10-Q and incorporated herein by reference.

      4.7 Common Stock Purchase Warrant, dated March 13, 1996, issued to FSI. Filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-21794) (the "GTC 1995 10-K") and incorporated herein by reference.

      4.8 Common Stock Purchase Warrant, dated as of June 26, 1997, issued to Government Land Bank d/b/a The MassDevelopment
               ("MassDevelopment"). Filed as Exhibit 4 to the GTC June 1997 10-Q and incorporated herein by reference.

      4.9 Form of Common Stock Purchase Warrant issued to the purchasers of Series A Convertible Preferred Stock, dated March 20, 1998, together with schedule of holders. Filed herewith.

      4.10 Form of Common Stock Purchase Warrant issued to Shoreline Pacific Institutional Finance and affiliates, dated as of March 20, 1998. Filed herewith.

      10.1 Technology Transfer Agreement between GTC and Genzyme Corporation ("Genzyme"), dated as of May 1, 1993. Filed as Exhibit 2.1 to the GTC S-1 and incorporated herein by reference.**

      10.2 Research and Development Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.1 to the GTC S-1 and incorporated herein by reference.

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

      10.7.1 Mortgage and Security Agreement, dated as of June 30, 1995, between GTC and Genzyme. Filed as Exhibit 10.6 to the GTC July 1995 10-Q and incorporated herein by reference.

      10.7.2 First Amendment to Mortgage and Security Agreement, dated as of December 15, 1995, between GTC and Genzyme. Filed as Exhibit
               10.7.2 to the GTC 1996 10-K and incorporated herein by reference.

      10.8* GTC 1993 Equity Incentive Plan, as amended through May 28, 1997. Filed as Exhibit 10.3 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.9* GTC 1993 Employee Stock Purchase Plan, as amended through May 28, 1997. Filed as Exhibit 10.4 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.10* GTC 1993 Director Stock Option Plan, as amended through May 28, 1997. Filed as Exhibit 10.5 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.11 GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as Exhibit 10.9 to the GTC S-1 and incorporated herein by reference.

      10.12 GTC Form of Agreement Not to Compete. Filed as Exhibit 10.10 to the GTC S-1 and incorporated herein by reference.

      10.13 Form of Indemnification Agreement between GTC and its directors. Filed as Exhibit 10.12 to the original filing of the GTC 1994 10-K and incorporated herein by reference. Such agreements are materially different only as to the signing directors and the dates of execution.

      10.14 License Agreement between GTC and Biogen, Inc., dated December 26, 1990. Filed as Exhibit 10.12 to the GTC S-1 and incorporated herein by reference.**

      10.15 Agreement between GTC, SMI Genzyme Limited ("SMIG") and a European pharmaceutical company, dated as of September 29, 1990. Filed as Exhibit 10.13 to the GTC S-1 and incorporated herein by reference.**

      10.16 Research and Development Agreement between Genzyme and SMIG, dated as of September 11, 1990, filed as Exhibit 10.14 to the GTC S-1, as amended by an Agreement between GTC and SMIG, dated as of March 15, 1994, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and, in each case, incorporated herein by reference.**

      10.17 Joint Venture and Shareholders Agreement between GTC, Sumitomo Metal Industries, Ltd. ("SMI") and SMIG, dated as of September 7, 1990. Filed as Exhibit 10.15 to the GTC S-1 and incorporated herein by reference.

      10.18 Shareholders' Subscription Agreement among GTC, SMI and SMIG, dated as of March 15, 1994. Filed as Exhibit 10.17 to the GTC 1993 10-K and incorporated herein by reference.**

      10.19.1 Cooperation and Licensing Agreement between GTC and Tufts University, dated September 6, 1988, as amended through May 13, 1993 (the "Cooperation and Licensing Agreement"). Filed as
               Exhibit 10.18 to the GTC 1994 10-K and incorporated herein by reference.**

      10.19.2 Amendment No. 7, dated April 1, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1995 (File No. 0-294) (the "GTC October 1995 10-Q") and incorporated herein by reference.

      10.19.3 Amendment No. 8, dated October 21, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.7 to the GTC October 1995 10-Q and incorporated herein by reference.

      10.19.4 Amendment No. 9, dated December 1, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.8 to the GTC October 1995 10-Q and incorporated herein by reference.**

      10.19.5 Amendment No. 10, dated November 1, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.9 to the GTC October 1995 10-Q and incorporated herein by reference.

      10.19.6 Amendment No. 11, dated May 25, 1995, to Cooperation and Licensing Agreement. Filed as Exhibit 10.10 to the GTC October 1995 10-Q and incorporated herein by reference.

      10.20 United States Patent No. 4,873,191 Sublicense Agreement between DNX, Inc. and Genzyme Regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February 1, 1990; and letter of amendment, dated April 19, 1991. Filed together as Exhibit 10.17 to the GTC S-1 and incorporated herein by reference.**

      10.21.1 Indenture of Lease, dated March 17, 1986, between TSI Mason Laboratories, Inc. ("Mason") and Stephen W. Wolfe and William C. Greene as Trustees of the Fifty-Seven Union Street Trust (the "Mason Lease"). Filed as Exhibit 10.15 to TSI's Registration Statement on Form S-1 (File No. 33-33708) and incorporated herein by reference.

      10.21.2  Amendment to the Mason Lease, dated September 30, 1993. Filed as
               Exhibit 10.4 to Amendment No. 1 to TSI's Annual Report on Form 10-K for the fiscal year ended June 27, 1993 (the "TSI 1993 10-K") and incorporated herein by reference.

      10.21.3 Guaranty by TSI of the obligations of Mason under the TSI Mason Lease. Filed as Exhibit 10.41 to the TSI 1993 10-K and incorporated herein by reference.

      10.22 Lease Agreement, dated September 25, 1989, between TSI and Laboratory Animal Services, Inc. and Greg E. Beatty and Betty L. Beatty. Filed as Exhibit 10.15 to TSI's Annual Report on Form 10-K for the fiscal year ended July 1, 1990 and incorporated herein by reference.

      10.23.1 Lease Agreement, dated November 14, 1990, between TSI and Hechinger Enterprises ("the Hechinger Lease"). Filed as Exhibit
               10.21 to Amendment No. 2 to TSI's Registration Statement on Form S-1 (File No. 33-39008) and incorporated herein by reference.

      10.23.2 First Amendment to the Hechinger Lease, dated January 20, 1991. Filed as Exhibit 10.22 to Amendment No. 1 to TSI's Registration Statement on Form S-1 (File No. 33-39008) and incorporated herein by reference.

      10.24 Non-Competition and Confidentiality Agreement, dated as of August 7, 1991, between TSI and Mildred S. Christian. Filed as Exhibit
               10.27 to Amendment No. 2 to TSI's Registration Statement on Form S-1 (File No. 33-44724) and incorporated herein by reference.

      10.25 Agreement to Terminate Existing Leases and Contemporaneously to Enter Into a New Lease, dated as of July 1, 1992, between Heffernan and Partners and Argus Research Laboratories, Inc. Filed as Exhibit 10.31 to the TSI 1993 10-K and incorporated herein by reference.

      10.26.1 Lease Agreement, dated as of October 8, 1992, between W.M. Rickman Construction Company and TSI Washington Laboratories, Inc. (the "Washington Lease"). Filed as Exhibit 10.32 to the TSI 1993 10-K and incorporated herein by reference.

      10.26.2 Amendment to the Washington Lease, dated as of January 17, 1995. Filed herewith.

      10.26.3 Second Amendment and accompanying Side Agreement to the Washington Lease, dated as of July 7, 1997. Filed herewith.

      10.27.1 Revolving Credit Agreement, dated July 3, 1995, among GTC, certain of its subsidiaries and FNBB (the "Revolving Credit Agreement"). Filed as Exhibit 10.2 to the GTC July 1995 10-Q and incorporated herein by reference.

      10.27.2 First Amendment to Revolving Credit Agreement, dated as of September 15, 1995 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.2 to the GTC 1996 10-K and incorporated herein by reference.

      10.27.3 Second Amendment to Revolving Credit Agreement, dated as of December 22, 1995 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.3 to the GTC 1996 10-K and incorporated herein by reference.

      10.27.4 Third Amendment to Revolving Credit Agreement, dated as of March 29, 1996 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.28.4 to the GTC 1996 10-K and incorporated herein by reference.

      10.27.5 Fourth Amendment to Revolving Credit Agreement, dated as of October 1, 1996 among GTC, certain of its subsidiaries and FNBB. Filed herewith.

      10.27.6 Fifth Amendment to Revolving Credit Agreement, dated as of February 21, 1997 among GTC, certain of its subsidiaries and FNBB. Filed herewith.

      10.27.7 Sixth Amendment to Revolving Credit Agreement, dated as of March 17, 1997 among GTC, certain of its subsidiaries and FNBB. Filed herewith.

      10.27.8 Seventh Amendment to Revolving Credit Agreement, dated as of June 17, 1997, among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.7 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.27.9 Eighth Amendment to Revolving Credit Agreement, dated as of March 20, 1998, among GTC, certain of its subsidiaries and FNBB. Filed herewith.

      10.28.1 Security Agreement, dated as of July 3, 1995, by GTC and certain of its subsidiaries in favor of Genzyme (the "Security Agreement"). Filed as Exhibit 10.3 to the GTC July 1995 10-Q and incorporated herein by reference.

      10.28.2 First Amendment to Security Agreement, dated as of December 15, 1997. Filed herewith.

      10.29.1 Reimbursement Agreement, dated as of July 3, 1995, among GTC, certain of its subsidiaries and Genzyme. Filed as Exhibit 10.4 to the GTC July 1995 10-Q and incorporated herein by reference.

      10.29.2 First Amendment to Reimbursement Agreement, dated as of December 15, 1995, among GTC, certain of its subsidiaries and Genzyme. Filed as Exhibit 10.30.2 to the GTC 1996 10-K and incorporated herein by reference.

      10.30 Amended and Restated Convertible Debt Agreement, dated as of September 4, 1997, between the Company and Genzyme. Filed as
               Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 (the "GTC September 1997 10-Q") and incorporated herein by reference.

      10.31 Subordination Agreement, dated as of March 29, 1996, among GTC, Genzyme and FNBB. Filed as Exhibit 10.32 to the GTC September 1997 10-Q and incorporated herein by reference.

      10.32.1 Term Loan Agreement, dated as of December 15, 1995, among GTC, FNBB and Genzyme. Filed as Exhibit 10.33.1 to the GTC September 1997 10-Q and incorporated herein by reference.

      10.32.2 First Amendment to Term Loan Agreement, dated as of March 29, 1996, among GTC, FNBB and Genzyme. Filed as Exhibit 10.33.1 to the GTC September 1997 10-Q and incorporated herein by reference.

      10.32.3 Second Amendment to Term Loan Agreement, dated as of October 1, 1996, among GTC, FNBB and Genzyme. Filed herewith.

      10.32.4 Third Amendment to Term Loan Agreement, dated as of February 21, 1997, among GTC, FNBB and Genzyme. Filed herewith.

      10.32.5 Fourth Amendment to Term Loan Agreement, dated as of June 17, 1997, among GTC, FNBB and Genzyme. Filed as Exhibit 10.6 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.32.6 Fifth Amendment to Term Loan Agreement, dated as of March 20, 1998, among GTC, FNBB and Genzyme. Filed herewith.

      10.33 Amendment to Standby Letter of Credit, dated as of June 29, 1994, issued by FNBB in favor of Stephen W. Wolfe and William C. Greene, as Trustees of the Fifty-Seven Union Street Trust. Filed as Exhibit 10.43 to the GTC S-4 and incorporated herein by reference.

      10.34 Master Equipment Lease Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as Exhibit 10.33 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

      10.35.1 Reserve Pledge and Security Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as Exhibit 10.34 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

      10.35.2 Modification to Reserve Pledge and Security Agreement, dated as of June 30, 1995, between TSI and FSI. Filed herewith.

      10.36 Security Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as Exhibit 10.35 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

      10.37 Intercreditor Agreement, dated as of July 3, 1995, among GTC, TSI, certain other subsidiaries of GTC, FNBB and FSI. Filed as
               Exhibit 10.7 to the GTC July 1995 10-Q and incorporated herein by reference.

      10.38 Guaranty of Lease, dated as of December 26, 1996, by GTC in favor of FSI. Filed herewith.

      10.39 Conversion and Registration Rights Agreement, dated as of June 29, 1994, between GTC and TSI. Filed as Exhibit 10.47 to the GTC S-4 and incorporated herein by reference.

      10.40 Common Stock Purchase Agreement, dated as of June 8, 1995, between GTC and Genzyme. Filed as Exhibit 10.1 to the GTC July 1995 10-Q and incorporated herein by reference.

      10.41* Amended and Restated Employment Agreement, dated as of August 28, 1997, between the Company and James A. Geraghty. Filed as Exhibit
               10.1 to the GTC September 1997 10-Q and incorporated herein by reference.

      10.42* Amended and Restated Employment Agreement, dated as of August 28, 1997, between the Company and John B. Green. Filed as Exhibit
               10.2 to the GTC September 1997 10-Q and incorporated herein by reference.

      10.43* Amended and Restated Employment Agreement, dated as of September 16, 1997, between the Company and Peter Glick. Filed as Exhibit
               10.3 to the GTC September 1997 10-Q and incorporated herein by reference.

      10.44* Employment Agreement, dated as of March 27, 1996, between GTC and Harry Meade. Filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.

      10.45* Form of Employment and Consulting Agreement among GTC, TSI and Robert W. Baldridge. Filed as Exhibit 10.56 to the GTC S-4 and incorporated herein by reference.

      10.46.1 Agreement, dated as of September 21, 1994, between GTC and Gene Pharming Europe B.V. ("Pharming B.V."). Filed as Exhibit 10.49 to the Company's Registration Statement on Form S-1 (File No. 333-05843) and incorporated herein by reference.**

      10.46.2 Amendment Agreement, dated as of April 23, 1997, between GTC and Pharming B.V. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 (File No. 0-21794) (the "GTC March 1997 10-Q") and incorporated herein by reference.

      10.47 Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and Advanced Cell Technology, Inc. Filed as Exhibit 10.5 to the GTC September 1997 10-Q and incorporated herein by reference.**

      10.48 Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and B. Braun Melsungen AG. Filed as Exhibit 10.6 to the GTC September 1997 10-Q and incorporated herein by reference.**

      10.49.1 Loan Agreement, dated as of May 22, 1997, between Redfield and Simmons First National Bank ("SFNB"). Filed herewith in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.1 to the GTC June 1997 10-Q.

      10.49.2 Promissory Note in the amount of $700,000.00, dated as of May 22, 1997, executed by Redfield and issued to SFNB. Filed herewith in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit
               10.9.2 to the GTC June 1997 10-Q.

      10.49.3 Promissory Note in the amount of $350,000.00, dated as of May 22, 1997, executed by Redfield and issued to SFNB. Filed herewith in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit
               10.9.3 to the GTC June 1997 10-Q.

      10.49.4 Mortgage, dated as of May 22, 1997, entered into by and between Redfield and SFNB. Filed herewith in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.4 to the GTC June 1997 10-Q.

      10.49.5 Security Agreement, dated as of May 22, 1997, entered into by and between Redfield and SFNB. Filed herewith in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.5 to the GTC June 1997 10-Q.

      10.49.6 Unconditional Guaranty, dated as of May 22, 1997, executed by TSI Corporation, Inc. in connection with the Loan Agreement, dated as of May 22, 1997, between Redfield and SFNB. Filed herewith in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit
               10.9.6 to the GTC June 1997 10-Q.

      10.49.7 Unconditional Guaranty, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement, dated as of May 22, 1997, between Redfield and SFNB. Filed herewith in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit to 10.9.7 the GTC June 1997 10-Q.

      10.50.1 Loan Agreement, dated as of May 22, 1997, between TSI Redfield Laboratories, Inc. ("Redfield") and Jefferson County, Arkansas ("Jefferson County"). Filed as Exhibit 10.2.1 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.50.2 Promissory Note in the amount of $350,000.00, dated as of May 22, 1997, executed by Redfield and issued to Jefferson County. Filed as Exhibit 10.2.2 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.50.3 Mortgage, dated as of May 22, 1997, entered into by and between Redfield and Jefferson County, Arkansas. Filed as Exhibit 10.2.3 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.50.4 Guaranty Agreement, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement, dated as of May 22, 1997, between Redfield and Jefferson County. Filed as Exhibit
               10.2.4 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.51.1 Loan Agreement, dated as of June 26, 1997, between GTC Mason Laboratories ("Mason") and MassDevelopment. Filed as Exhibit
               10.8.1 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.51.2 Promissory Note in the amount of $5,000,000.00, dated as of June 26, 1997, executed by Mason and issued to MassDevelopment. Filed as Exhibit 10.8.2 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.51.3 Mortgage and Security Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment. Filed as
               Exhibit 10.8.3 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.51.4 Guaranty, dated as of June 26, 1997, executed by the Company in connection with the Loan Agreement, dated as of June 26, 1997, between Mason and MassDevelopment. Filed 10.8.4 as Exhibit to the GTC June 1997 10-Q and incorporated herein by reference.

      10.51.5 Hazardous Materials Indemnification Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment. Filed as Exhibit 10.8.5 to the GTC June 1997 10-Q and incorporated herein by reference.

      10.52.1 Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998. Filed herewith.**

      10.52.2 Purchase Agreement between GTC and Genzyme dated as of January 1, 1998, transferring an interest in ATIII LLC from Genzyme to GTC. Filed herewith.**

      10.52.3 Collaboration Agreement among Genzyme, GTC and ATIII LLC, dated as of January 1, 1998. Filed herewith.**

      10.53 Registration Rights Agreement, dated March 20, 1998, between GTC and certain stockholders named therein. Filed herewith.

      10.54 Securities Purchase Agreement, dated as of March 20, 1998, between GTC and certain purchasers named therein. Filed herewith.

      23.1     Consent of Coopers & Lybrand L.L.P. Filed herewith.

      27       Financial Data Schedule. Filed herewith.

      99 Important Factors Regarding Forward-Looking Statements. Filed herewith.

----------------------------

*    Indicates a management contract or compensatory plan.

** Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.