Form 10-Q
period 1998-03-29
GENZYME TRANSGENICS CORP
filed 1998-05-13
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  ---             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                                       OR
  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

                         Commission file number 0-21794

                         GENZYME TRANSGENICS CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Massachusetts                                   04-3186494
      -------------------------------                      -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)


Five Mountain Road, Framingham, Massachusetts                     01701
---------------------------------------------              -------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (508) 620-9700
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X            No
                                 ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at May 5, 1998
           -----                                 --------------------------
Common Stock, $0.01 par value                            17,607,023

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                       PAGE #

PART 1.        FINANCIAL INFORMATION

   ITEM 1 - Unaudited Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets as of
   March 29, 1998 and March 30, 1997.................................... 3

   Condensed Consolidated Statements of Operations for
   the Three Months Ended March 29, 1998 and March 30, 1997............. 4

   Condensed Consolidated Statements of Cash Flows for
   the Three Months Ended March 29, 1998 and March 30, 1997............. 5

   Notes to Unaudited Condensed Consolidated
   Financial Statements................................................. 6

   ITEM 2
   Management's Discussion and Analysis of
   Financial Condition and Results of Operations........................ 8

PART II.     OTHER INFORMATION

   ITEM 2
   Changes in Securities................................................10

   ITEM 6
   Exhibits and Reports on Form 8-K.....................................11

   SIGNATURES...........................................................12

   EXHIBIT INDEX........................................................13


                         GENZYME TRANSGENICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

           (Unaudited, dollars in thousands except per share amounts)


                                                                                    March 29,    December 28,
                                                                                      1998          1997
                                                                                   ----------    -----------
                                     ASSETS
   Current assets:
     Cash and cash equivalents                                                    $   10,460     $    6,383
     Accounts receivable, net                                                          7,067         10,517
     Unbilled contract revenue                                                         6,383          6,069
     Other current assets                                                              1,416          1,431
                                                                                    --------        -------
       Total current assets                                                           25,326         24,400
   Net property, plant and equipment                                                  27,534         26,297
   Costs in excess of net assets acquired, net                                        19,262         19,532
   Investment in Joint Venture (Note 3)                                                (864)              -
   Other assets                                                                          794            751
                                                                                    --------        -------
                                                                                  $   72,052     $   70,980
                                                                                    --------        -------
                                                                                    --------        -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                                                             $    2,708      $   2,091
     Accounts payable - Genzyme Corporation                                            2,316          3,364
     Revolving line of credit                                                              -          6,000
     Revolving line of credit - Genzyme Corporation                                        -          6,000
     Accrued expenses                                                                  7,072          7,900
     Advance payments                                                                  5,213          5,568
     Current portion of long-term debt                                                 2,085          1,900
                                                                                    --------        -------
       Total current liabilities                                                      19,394         32,823
     Long-term debt, net of current portion                                            9,578          9,862
     Deferred lease obligation                                                           621            613
     Other liabilities                                                                   273            304
                                                                                    --------        -------
       Total liabilities                                                              29,866         43,602
   Stockholders' equity:
     Preferred stock, $.01 par value, authorized 5,000,000 shares, 20,000 shares
       issued and outstanding at March 29, 1998 (Note 5)                                   -              -
    Common stock, $.01 par value; 24,000,000 shares authorized;
       17,563,355 and 17,403,406 shares issued and outstanding
       at March 29, 1998 and December 28, 1997, respectively                             176            174
    Capital in excess of par value - preferred stock (Note 5)                         18,855              -
    Capital in excess of par value - common stock                                     55,464         54,478
    Accumulated deficit                                                              (32,309)       (27,274)
                                                                                    --------        -------
      Total stockholders' equity                                                      42,186         27,378
                                                                                    --------        -------
                                                                                  $   72,052     $   70,980
                                                                                    ========        =======



   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                                               Three months ended
                                                                            March 29,          March 30,
                                                                               1998              1997
                                                                            ----------         --------

   Revenues
     Services                                                                $ 11,188            $ 11,141
     Sponsored research and development                                         2,563               3,793
                                                                            ---------              ------
                                                                               13,751              14,934

   Costs and operating expenses:
     Services                                                                   9,921               9,387
     Research and development:
         Sponsored                                                              1,841               2,020
         Proprietary                                                            1,839                 827
     Selling, general and administrative                                        3,886               3,593
     Equity in loss of Joint Ventures (Note 3)                                    864                 311
                                                                            ---------            --------
                                                                               18,351              16,138
                                                                            ---------              ------

   Loss from continuing operations                                            (4,600)              (1,204)
   Other income (expense):
     Interest income                                                               12                  30
     Interest expense                                                           (457)                (184)
                                                                            ---------            --------

   Loss from continuing operations before
         income taxes                                                         (5,045)              (1,358)

   Provision (benefit) for income taxes                                          (10)                  20
                                                                            ---------            --------

   Net loss                                                             $     (5,035)           $  (1,378)
                                                                            ---------            --------
                                                                            ---------            --------

   Dividend to preferred shareholders (Note 5)                                (1,156)                   -
                                                                            ---------            --------
                                                                            ---------            --------

   Net loss available to common shareholders                            $     (6,191)          $  (1,378)
                                                                            ---------            --------
                                                                            ---------            --------

   Net loss per common share (basic and diluted)                        $      (0.35)          $   (0.08)
                                                                            ---------            --------
                                                                            ---------            --------

   Weighted average number of shares
     outstanding (basic and diluted)                                           17,466             17,141
                                                                            ---------            --------
                                                                            ---------            --------



   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited, dollars in thousands except per share amounts)


                                                                                 Three Months Ended
                                                                              March 29,           March 30,
                                                                                1998                 1997
                                                                            ------------           --------

   Cash flows for operating activities:
       Net loss                                                            $     (5,035)       $      (1,378)
       Adjustments to reconcile net loss to net
         cash used by operating activities:
            Depreciation and amortization                                          1,171                  981
            Equity in loss of Joint Venture                                          864                  311
       Changes in assets and liabilities, net of effects
         from purchase of subsidiaries:
            Accounts receivable and unbilled contract revenue                      3,136                  364
            Inventory and other current assets                                        15                  545
            Accounts payable                                                         617                (954)
            Accounts payable - Genzyme Corporation                               (1,048)                  565
            Other accrued expenses                                                 (828)                  465
            Advance payments                                                       (355)                  515
                                                                              ----------            ---------
            Net cash provided by (used in) operating activities                  (1,463)                1,414
   Cash flows for investing activities:
       Purchase of property, plant and equipment                                 (1,718)              (2,486)
       Other assets                                                                 (78)                 (25)
                                                                              ----------            ---------
            Net cash used in investing activities                                (1,796)              (2,511)
   Cash flows from financing activities:
       Net proceeds from employee stock purchase plan                                474                  193
       Net proceeds from the exercise of stock options                               369                   42
       Proceeds from preferred stock offering                                     19,000                    -
       Repayment of long-term debt                                                 (484)                (408)
       Net borrowings under revolving line of credit                             (6,000)                    -
       Investment and advances by Genzyme Corporation                            (6,000)                    -
       Other long-term liabilities                                                  (23)                (130)
                                                                              ----------            ---------
            Net cash provided by (used in) financing activities                    7,336                (303)
                                                                              ----------            ---------
   Net increase (decrease) in cash and cash equivalents                            4,077              (1,400)
   Cash and cash equivalents at beginning of the period                            6,383                8,894
                                                                              ----------            ---------
   Cash and cash equivalents at end of period                              $      10,460       $        7,494
                                                                              ----------            ---------
                                                                              ----------            ---------

   Noncash Investing and Financing Activities:
       Property acquired under capital leases                              $         385       $          201



   The accompanying notes are an integral part of these financial statements.

                GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
               NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

         1.       Basis of Presentation:

                  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

                  Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period.

                  The financial statements for the three months ended March 29, 1998 and March 30, 1997 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

         2.       Accounting Policies:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

                  The common stock equivalents of the Company consisted of warrants, stock options, stock to be issued under the 401-K savings plan and convertible preferred stock. The Company was in a net loss position at March 29, 1998 and March 30, 1997, therefore 4 million and 1.7 million common share equivalents, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

         3.       ATIII LLC Joint Venture:

                  On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") was executed. Under the terms of the agreement, Genzyme will provide 70% of the first $33 million of development costs under this program and the Company will fund the remaining 30%. Development costs in excess of $33 million will be funded equally by the partners. The Company and Genzyme will also make capital contributions to ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to ATIII LLC at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.

         4.       Primedica Corporation:

                  In February 1998, the Company announced that it had established Primedica Corporation, a wholly owned subsidiary, to provide a unified identity and a dedicated structure for further growth of its contract research organization ("CRO") operations. Initially 100% owned by GTC, Primedica is expected to serve as a vehicle to pursue acquisitions.

         5.       Private Placement:

                  In March 1998, the Company completed a private placement of $20 million of Series A Convertible Preferred Stock (the "Preferred Stock") to three institutional investors. The Preferred Stock carries a $1,000 face value per share, and is subject to mandatory redemption, if not previously converted, in three years. Such redemption may be in the form of cash or stock, at the Company's option. The Preferred Stock may be converted into the Company's common stock at a price of $14.55 per share through December 20, 1998. Thereafter, it may be converted into common stock at a per share price equal to the lower of $14.55 or the average of any five closing bid prices over the twenty days prior to conversion. Dividends will only accrue if the holders are unable to convert their Preferred Stock into common stock in certain circumstances. In connection with the financing, warrants to purchase 450,000 shares of the Company's common stock were issued. Each warrant has a four year term at an exercise price of $15.1563 per share. The warrants, valued at approximately $1.2 million, were recognized as a dividend payment to preferred shareholders during the first quarter of 1998. As a result of this financing, the amount available under the line of credit in the Convertible Debt and Development Funding Agreement with Genzyme has decreased from approximately $8.3 million to $6.4 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Three months ended March 29, 1998 and March 30, 1997

         Total revenues for the three-month period ending March 29, 1998 were $13.8 million, compared with $14.9 million in the comparable period of 1997, a decrease of $1.1 million or 7%. Service revenues increased to $11.2 million in the first quarter of 1998 from $11.1 million in the first quarter of 1997. Sponsored research and development revenue decreased to $2.6 million in the first quarter of 1998 from $3.8 million in the first quarter of 1997, a decrease of $1.2 million or 32%. The decrease is a result of the impact on revenue of the formation in January 1998 of the ATIII LLC joint venture ("ATIII LLC") between Genzyme Corporation ("Genzyme") and the Company for the development of the lead compound, transgenic antithrombin III ("AT-III") establishment, in January 1998. Had the AT-III development program been structured on the same basis during the first quarter of 1998 as during the same quarter of 1997, transgenic revenues for both quarters would have been approximately the same.

         Cost of services for the first quarter of 1998 were $9.9 million compared to $9.4 million in the comparable period of 1997, an increase of $500,000 or 5% principally due to the timing of study performance within the respective quarters. Sponsored research and development expenses decreased to $1.8 million in the first quarter of 1998 from $2.0 million in the first quarter of 1997, a decrease of $200,000 or 10%. The decrease is due to the impact of the formation of ATIII LLC. Had the AT-III development program been structured on the same basis during the first quarter of 1998 as during the same quarter in 1997, the sponsored research and development expenses would have increased by approximately $1.4 million over the same quarter in 1997. Proprietary research and development expenses increased to $1.8 million in the first quarter of 1998 from $827,000 in the first quarter of 1997, an increase of $1 million or 121%. The increase is due to increased work on the cancer vaccine program and increased internal research.

         Gross profit for the first quarter of 1998 amounted to $2 million versus $3.5 million in the first quarter of 1997. Gross profit on services for the first quarter of 1998 was $1.3 million, a gross margin of 12%, versus $1.8 million, a gross margin of 16%, in the first quarter of 1997. The decrease in gross margin is due to timing of study performance within the respective quarters, and due to increased revenue recognized on contract signed in the first quarter of 1997 for which costs had previously been incurred.

         Selling, general and administrative ("SG&A") expenses increased to $3.9 million in the first quarter of 1998 from $3.6 million in the first quarter of 1997, an increase of $300,000 or 8%. The increase is due to increased marketing efforts and to the addition of administrative personnel required to support the growth in transgenic research and development programs.

         Interest income decreased to $12,000 in the first quarter of 1998, from $30,000 in the first quarter of 1997, due to lower average funds available for investment. Interest expense increased to $457,000 in the first quarter of 1998 from $184,000 in the first quarter of 1997 due to higher average amounts borrowed in 1998.

         The Company recognized $864,000 of Joint Venture losses incurred on ATIII LLC during the first quarter of 1998. In the first quarter of 1997, the Company incurred $311,000 of Joint Venture losses on the Sumitomo Metal Industries joint venture.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $10.5 million at March 29, 1998. During the first three months of 1998 the Company had a $4.1 million net increase in cash. Sources of funds during the period included proceeds of $19 million from the issuance of preferred stock, net of expenses and $843,000 of proceeds received from the issuance of common stock. Cash inflows were offset by $1.5 million of cash used in operations (due primarily to the net loss of $5 million offset by a decrease in non-cash working capital of $1.5 million and $2 million of non-cash charges), $1.7 million invested in capital equipment, further expansion of the transgenic production facility and the expansion of the laboratory facilities, $12 million used to pay down the revolving line of credits and $484,000 used to pay down long-term debt.

         The Company had working capital of $5.9 million at March 29, 1998 compared to a deficit of $8.4 million at December 28, 1997. As of March 29, 1998 the Company had approximately $6.4 million available under the Genzyme Convertible Debt and Development Agreement, $6 million available under a line of credit with a commercial bank and $2.6 million available under various capital lease lines. Under the Company's 1998 operating plan, existing cash balances along with funds available under the bank and lease lines and the Convertible Debt and Development Agreement are expected to be sufficient to fund the Company through March 31, 1999.

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

                                     PART II

         ITEM 2.           Changes in Securities

         In March 1998, the Company completed a private placement of 20,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), and of warrants initially exercisable for 400,000 shares of Common Stock (the "Investor Warrants") with three institutional investors at an aggregate purchase price of $20,000,000. Also, a warrant initially exercisable for 50,000 shares of Common Stock was issued to the placement agent used in connection with such sale (the "Agent Warrant" and, together with the Investor Warrants, the "Warrants"). Because the issuance of the Preferred Stock and the Warrants did not involve a public offering, the Company relied upon the exemption from registration with the Securities and Exchange Commission (the "Commission") under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         A registration statement filed with the Commission registering the shares of Common Stock underlying the Preferred Stock and the Warrants was declared effective on April 16, 1998. From such date, and up until December 20, 1998, each share of Preferred Stock will be convertible into that number of shares of Common Stock equal to the per share face value of the Preferred Stock ($1,000) divided by a conversion price of $14.55 per share, subject to certain anti-dilution price adjustment protection. At such conversion price, the 20,000 shares of Preferred Stock would be convertible into 1,374,569 shares of Common Stock. On and after December 21, 1998, the conversion price per share of Preferred Stock will become the lower of (i) $14.55 and (ii) the average closing price of the Company's Common Stock as quoted by the Nasdaq National Market for any five trading days during the twenty trading days immediately preceding the date of conversion. As a result, the number of shares of Common Stock issuable upon conversion of the Preferred Stock may increase above, but will not decrease below, 1,374,569 shares. The Warrants are exercisable at any time up until March 20, 2002 at a per share exercise price equal to $15.1563, subject to certain anti-dilution price adjustment protection.

         Pursuant to the terms of the Preferred Stock and Investor Warrants, at any given time, the shares of Preferred Stock will be convertible and the Investor Warrants will be exercisable by the holder only to the extent that the number of shares of Common Stock thereby issuable, together with the number of shares of Common Stock owned by such holder and its affiliates, does not exceed 4.9% of the then outstanding Common Stock as determined in accordance with Section 13(d) of the Exchange Act.

         No dividend may be declared or paid upon the Company's Common Stock, nor shall any outstanding Common Stock be repurchased or redeemed, without the consent of a majority of the holders of the then outstanding Preferred Stock. Also, upon a liquidation, dissolution or winding up of the Company, the Preferred Stock will rank prior to the Company's Common Stock.

         ITEM 6:           Exhibits and Reports on From 8-K

         (a)      Exhibits

                  See the Exhibit Index immediately following the signature page.

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended March 29, 1998.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                 MARCH 29, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         Date: May 13, 1998                 GENZYME TRANSGENICS CORPORATION

                                                BY: /s/ John B. Green
                                                  ----------------------------
                                                  John B. Green
                                                  Duly Authorized Officer,
                                                  Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX



         Exhibit                  Description

         4.1      Certificate of Vote of Directors Establishing a Series of a
                  Class of Stock (Series A Convertible Preferred Stock). Filed as Exhibit 3.1.4 to the Company's Annual Report on Form 10-K for the year ended December 28, 1997 and incorporated herein by reference.

         4.2      Specimen Series A Convertible Preferred Stock Certificate.
                  Filed as Exhibit 4.2 to the Company's Annual Report on Form
                  10-K for the year ended December 28, 1997 and incorporated herein by reference.

         4.3 Form of Common Stock Purchase Warrant issued to the Purchasers of Series A Convertible Preferred Stock, dated as of March 20,
                  1998, together with a schedule of holders. Filed as Exhibit
                  4.9 to the Company's Annual Report on Form 10-K for the year ended December 28, 1997 and incorporated herein by reference.

         4.4      Form of Common Stock Purchase Warrant issued to Shoreline
                  Pacific Institutional Finance and affiliates, dated as of March 20, 1998. Filed as Exhibit 4.10 to the Company's Annual
                  Report on Form 10-K for the year ended December 28, 1997 and incorporated herein by reference.

         4.5 Securities Purchase Agreement, dated as of March 20, 1998, between the Company and certain purchasers named therein.
                  Filed as Exhibit 10.54 to the Company's Annual Report on Form
                  10-K for the year ended December 28, 1997 and incorporated herein by reference.

         10.1 Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998. Filed as Exhibit 10.52.1 to the Company's
                  Annual Report on Form 10-K for the year ended December 28,
                  1997 and incorporated herein by reference.

         10.2     Purchase Agreement between GTC and Genzyme dated as of January
                  1, 1998. Filed as Exhibit 10.52.2 to the Company's Annual
                  Report on Form 10-K for the year ended December 28, 1997 and incorporated herein by reference.*

         10.3 Collaboration Agreement among Genzyme, GTC and ATIII LLC, dated as of January 1, 1998. Filed as Exhibit 10.52.3 to the Company's Annual Report on Form 10-K for the year ended
                  December 28, 1997 and incorporated herein by reference.*

         27       Financial Data Schedule.  Filed herewith.

         -----------------------------------
         * Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange
         Commission pursuant to Rule 24b-2 promulgated under the Securities and
         Exchange Act of 1934, as amended.