Form 10-Q
period 1998-06-30
GENZYME TRANSGENICS CORP
filed 1998-08-11
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-------           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
--------          THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to _________________

                         Commission file number 0-21794
                                                -------

                         GENZYME TRANSGENICS CORPORATION
             ------------------------------------------------------
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

           Yes     X     .                   No             .
               ----------                         ----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                    Outstanding at July 31, 1998
                  -----                    ----------------------------
      Common Stock, $0.01 par value                 18,259,946


                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                          PAGE #
                                                                          ------
PART I. FINANCIAL INFORMATION

ITEM 1 - Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of
June 28, 1998 and December 28, 1997..........................................3

Condensed Consolidated Statements of Operations for
the Three Months and Six Months Ended June 28, 1998 and
June 29, 1997................................................................4

Condensed Consolidated Statements of Cash Flows for
the Six Months Ended June 28, 1998
and June 29, 1997............................................................5

Notes to Unaudited Condensed Consolidated
Financial Statements.........................................................6

ITEM 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations................................8


PART II. OTHER INFORMATION

ITEM 4
Submission of Matters to a Vote of Security Holders ........................10

ITEM 6
Exhibits and Reports on Form 8-K............................................11

SIGNATURES..................................................................12

EXHIBIT INDEX...............................................................13


                         GENZYME TRANSGENICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Unaudited, dollars in thousands except per share amounts)


                                                                                June 28,       December 28,
                                                                                  1998             1997
                                                                               ----------      ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 10,691        $  6,383
   Accounts receivable, net                                                         6,566          10,517
   Unbilled contract revenue                                                        8,290           6,069
   Other current assets                                                             1,790           1,431
                                                                                 --------        --------
       Total current assets                                                        27,337          24,400
Net property, plant and equipment                                                  28,790          26,297
Costs in excess of net assets acquired, net                                        18,977          19,532
Investment in Joint Venture (Note 3)                                               (1,724)           --
Other assets                                                                          772             751
                                                                                 --------        --------
                                                                                 $ 74,152        $ 70,980
                                                                                 --------        --------
                                                                                 --------        --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $  2,222        $  2,091
   Accounts payable - Genzyme Corporation                                           2,004           3,364
   Revolving line of credit                                                          --             6,000
   Revolving line of credit - Genzyme Corporation-                                   --             6,000
   Accrued expenses                                                                 6,851           7,900
   Advance payments                                                                 6,397           5,568
   Current portion of long-term debt                                                2,632           1,900
                                                                                 --------        --------
       Total current liabilities                                                   20,106          32,823
   Long-term debt, net of current portion                                           8,764           9,862
   Deferred lease obligation                                                          712             613
   Other liabilities                                                                  154             304
                                                                                 --------        --------
       Total liabilities                                                           29,736          43,602
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, 20,000 shares
      issued and outstanding at June 28, 1998 (Note 5)                               --              --
   Common stock, $.01 par value; 24,000,000 shares authorized; 18,258,873 and
      17,403,406 shares issued and outstanding (Note 5)
      at June 28, 1998 and December 28, 1997, respectively                            183             174
   Capital in excess of par value - preferred stock (Note 5)                       18,813            --
   Capital in excess of par value - common stock                                   62,623          54,478
   Accumulated deficit                                                            (37,203)        (27,274)
                                                                                 --------        --------
       Total stockholders' equity                                                  44,416          27,378
                                                                                 --------        --------
                                                                                 $ 74,152        $ 70,980
                                                                                 --------        --------
                                                                                 --------        --------

   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                   Three months ended              Six months ended
                                                 ---------------------          ---------------------
                                                 June 28,     June 29,          June 28,     June 29,
                                                   1998         1997              1998         1997
                                                 --------    ---------          --------    ---------
Revenues
     Services                                    $ 12,200    $ 11,404           $ 23,388    $ 22,545
     Sponsored research and development             2,213       4,190              4,776       7,983
                                                    -----       -----              -----       -----
                                                   14,413      15,594             28,164      30,528

Costs and operating expenses:
     Services                                      10,292       9,308             20,213      18,695
     Research and development
         Sponsored                                  2,291       3,211              4,132       5,231
         Internal                                   1,563       1,008              3,402       1,835
     Selling, general and administrative            4,200       3,561              8,086       7,154
     Equity in loss of Joint Ventures (Note 3)        860         220              1,724         531
                                                 --------    --------           --------    --------
                                                   19,206      17,308             37,557      33,446
                                                 --------    --------           --------    --------

Loss from operations                               (4,793)     (1,714)            (9,393)     (2,918)
Other income (expense):
     Interest income                                   98          62                110          92
     Interest expense                                (299)       (233)              (756)       (417)
     Other income                                     100        --                  100        --
                                                 --------    --------           --------    --------


Loss from operations before income taxes           (4,894)     (1,885)            (9,939)     (3,243)

Provision (benefit) for income taxes                 --             5                (10)         25
                                                 --------    --------           --------    --------

Net loss                                         $ (4,894)   $ (1,890)          $ (9,929)   $ (3,268)


Dividend to preferred shareholders (Note 5)          --          --               (1,156)       --
                                                 --------    --------           --------    --------

Net loss available to common shareholders        $ (4,894)   $  (1,890)         $(11,085)    (3,268)
                                                 --------    --------           --------    --------
                                                 --------    --------           --------    --------

Net loss per common share (basic and diluted)    $  (0.27)   $  (0.11)          $  (0.63)    $ (0.19)
                                                 --------    --------           --------    --------
                                                 --------    --------           --------    --------

Weighted average number of shares
     outstanding (basic and diluted)               17,844      17,212             17,655      17,177
                                                 --------    --------           --------    --------
                                                 --------    --------           --------    --------


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (Unaudited, dollars in thousands except per share amounts)


                                                                          Six  Months Ended
                                                                        ----------------------
                                                                         June 28,     June 29,
                                                                           1998         1997
                                                                        ----------    --------
Cash flows for operating activities:
   Net loss                                                              $ (9,929)   $ (3,268)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Depreciation and amortization                                        2,399       2,029
       Equity in loss of Joint Ventures                                     1,724         531
   Changes in assets and liabilities, net of effects from
     purchase of subsidiaries:
       Accounts receivable and unbilled contract revenue                    1,647        (895)
       Other current assets                                                   224         296
       Accounts payable                                                       131      (1,252)
       Accounts payable - Genzyme Corporation                              (1,360)      1,191
       Accrued expenses                                                      (646)        693
       Advance payments                                                       329       1,025
                                                                         --------    --------
       Net cash provided by (used in) operating activities                 (5,481)        350
Cash flows for investing activities:
   Purchase of property, plant and equipment                               (3,613)     (4,911)
   Investment in Joint Venture-                                                          (528)
   Other assets                                                               (77)       (299)
                                                                         --------    --------
       Net cash used in investing activities                               (3,690)     (5,738)
Cash flows from financing activities:
   Net proceeds from the issuance of common stock                           6,423        --
   Net proceeds from employee stock purchase plan                             700         370
   Net proceeds from the exercise of stock options                            445         228

   Net proceeds from preferred stock offering                              19,000        --
   Proceeds from long-term debt                                              --         4,869
   Repayment of long-term debt                                             (1,038)     (2,366)
   Net borrowings under revolving line of credit                           (6,000)       --
   Net borrowings under revolving line of credit - Genzyme Corporation     (6,000)       --
   Other long-term liabilities                                                (51)       (210)
                                                                         --------    --------
       Net cash provided by (used in) financing activities                 13,479       2,891
                                                                         --------    --------
Net increase (decrease) in cash and cash equivalents                        4,308      (2,497)
Cash and cash equivalents at beginning of the period                        6,383       8,894
                                                                         --------    --------
Cash and cash equivalents at end of period $                               10,691    $  6,397
                                                                         --------    --------
                                                                         --------    --------

Noncash Activities:
   Property acquired under capital leases $                                   668    $    381
   Receipt of stock for Accounts Receivable and Advance Payment               583        --



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

     The financial statements for the six months ended June 28, 1998 and June 29, 1997 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   Accounting Policies:

     The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10- K for the year ended December 28, 1997.

     The common stock equivalents of the Company consisted of warrants, stock options, stock to be issued under the 401-K savings plan and convertible preferred stock. The Company was in a net loss position at June 28, 1998 and June 29, 1997, therefore 4 million and 2.2 million common share equivalents, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

3.   Joint Ventures:

     On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") was executed. Under the terms of the agreement, Genzyme and the Company will provide 70% and 30%, respectively, of the first
     $33 million of development costs under this program. The Company's funding obligation will commence in the second half of 1998. Development costs in excess of $33 million will be funded equally by the partners.
     The Company and Genzyme will also make capital contributions to ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to ATIII LLC at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.

     In 1997, the Company incurred losses on the joint venture with Sumitomo Metal Industries ("SMIG JV").

4.   Primedica Corporation:

     In February 1998, the Company announced that it had reorganized its contract research business under the new name, Primedica Corporation, to provide a unified identity and a dedicated structure for further growth of its contract research organization ("CRO") operations.

5.   Private Placement:

     In March 1998, the Company completed a private placement of $20 million of Series A Convertible Preferred Stock (the "Preferred Stock") to three institutional investors. The Preferred Stock carries a $1,000 face value per share, and is subject to mandatory redemption, if not previously converted, in three years. Such redemption may be in the form of cash or stock, at the Company's option. The Preferred Stock may be converted immediately into the Company's common stock at a price of $14.55 per share through December 20, 1998. Thereafter, it may be converted into common stock at a per share price equal to the lower of $14.55 or the average of any five closing bid prices over the twenty days prior to conversion. Dividends will only accrue if the holders are unable to convert their Preferred Stock into common stock in certain circumstances. In connection with the financing, warrants to purchase 450,000 shares of the Company's common stock were issued. Each warrant has a four year term and an exercise price of $15.1563 per share. Because the Preferred Stock could be converted into common stock immediately, the warrants, valued at approximately $1.2 million, were recognized as a dividend payment to preferred shareholders during the first quarter of 1998. As a result of this financing, the amount available under the line of credit in the Convertible Debt and Development Funding Agreement with Genzyme has decreased from approximately $8.3 million to $6.4 million.

     In May 1998, the Company completed a private placement of 603,300 shares of common stock at $10.80 per share in a registered direct offering to a single purchaser.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 28, 1998 and June 29, 1997

Total revenues for the three-month period ending June 28, 1998 were $14.4 million, compared with $15.6 million in the comparable period of 1997, a decrease of $1.2 million or 8%. Service revenues increased to $12.2 million in the second quarter of 1998 from $11.4 million in the second quarter of 1997, an increase of $800,000 or 7%. Research and development revenues decreased to $2.2 million in the second quarter of 1998 from $4.2 million in the second quarter of 1997, a decrease of $2 million or 48%. The decrease reflects the impact on revenue of the establishment, in January 1998, of the joint venture ("ATIII LLC") for the development of recombinant human antithrombin III ("AT-III") with Genzyme Corporation ("Genzyme"). Had the AT-III program been structured on the same basis during the second quarter of 1998 as during the same quarter in 1997, transgenic research revenues for the second quarter of 1998 would have been approximately the same as for the second quarter of 1997.

Cost of services for the second quarter of 1998 were $10.3 million compared to $9.3 million in the comparable period of 1997, an increase of $1 million or 11% due to the timing of study performance within the respective quarters and increased service revenues. Sponsored research and development expenses decreased to $2.3 million in the second quarter of 1998 from $3.2 million in the second quarter of 1997, a decrease of $900,000 or 28%. The decrease is due to impact of the formation of ATIII LLC. In 1997, the full cost of the AT-III development program, including subcontractor costs, was reflected by the Company as sponsored research and development expense and, to the extent that the program was funded, as sponsored research and development revenue. With the formation of the ATIII LLC in 1998, all funding and subcontractor costs are recorded directly by the ATIII LLC. Costs incurred by the Company for the AT-III development program are being funded by the ATIII LLC and, therefore, only these costs are being recorded equally as sponsored research and development revenue and sponsored research and development expense. Had the AT-III development program been structured on the same basis during the second quarter of 1998 as during the same quarter in 1997, the sponsored research and development expenses would have increased by approximately $1 million over the expenses reported in the second quarter in 1997. Internal research and development expenses increased to $1.6 million in the second quarter of 1998 from $1 million in the second quarter of 1997, an increase of $600,000 or 60%. The increase is due to increased work on the cancer vaccine program and an increase in the number of internal research programs.

Gross profit for the second quarter of 1998 amounted to $1.8 million versus $3.1 million in the second quarter of 1997. Gross profit on services for the second quarter of 1998 was $1.9 million, a gross margin of 16%, versus $2.1 million, a gross margin of 18%, in the second quarter of 1997. The decrease in gross margin is due to timing of study performance within the respective quarters.

Selling, general and administrative ("SG&A") expenses increased to $4.2 million in the second quarter of 1998 from $3.6 million in the second quarter of 1997, an increase of $600,000 or 17%. The increase is due to the increased marketing effort for Primedica and to the addition of administrative personnel required to support the growth in transgenic research and development programs.

Interest income increased to $98,000 in the second quarter of 1998, from $62,000 in the second quarter of 1997, due to an increase in funds available for investment as a result of proceeds received from the preferred stock offering in the first quarter and the sale of common stock in a registered direct offering to a single purchaser in the second quarter. Interest expense increased to $299,000 in the second quarter of 1998 from $233,000 in the second quarter of 1997 due to higher borrowings in 1998.

The Company recognized $860,000 of Joint Venture losses incurred on ATIII LLC during the second quarter of 1998. In the second quarter of 1997, the Company incurred $220,000 of Joint Venture losses on the Sumitomo Metal Industries joint venture ("SMIG JV").

Six months ended June 28, 1998 and June 29, 1997

Total revenues for the six-month period ending June 28, 1998 were $28.2 million, compared with $30.5 million in the comparable period of 1997, a decrease of $2.3 million or 8%. Service revenues increased to $23.4 million during the first six months of 1998 from $22.5 million in the comparable period of 1997, an increase of $900,000 or 4%. Research and development revenues decreased to $4.8 million during the first six months of 1998 from $8 million in the comparable period of 1997, a decrease of $3.2 million or 40%. The decrease reflects the impact on revenue of the establishment, in January 1998, of ATIII LLC with Genzyme. Had the AT-III program been structured on the same basis during the during the first six months of 1998 as the comparable period of 1997, transgenic research revenues for the first six months of 1998 would have been approximately the same as the comparable period of 1997.

Cost of services during the first six months of 1998 were $20.2 million compared to $18.7 million in the comparable period of 1997, an increase of $1.5 million or 8% due to the timing of study performance within the respective quarters and increased service revenues. Sponsored research and development expenses decreased to $4.1 million in the first six months of 1998 from $5.2 million in the comparable period of 1997, a decrease of $1.1 million or 21%. The decrease is due to impact of the formation of ATIII LLC.
In 1997, the full cost of the AT-III development program, including subcontractor costs, was reflected by the Company as sponsored research and development expense and, to the extent that the program was funded, as sponsored research and development revenue. With the formation of the ATIII
LLC in 1998, all funding and subcontractor costs are recorded directly by the ATIII LLC. Costs incurred by the Company for the AT-III development program are being funded by the ATIII LLC and, therefore, only these costs are being recorded equally as sponsored research and development revenue and sponsored research and development expense. Had the AT-III development program been structured on the same basis during the first six months of 1998 as during the comparable period of 1997, the sponsored research and development expenses would have increased by approximately $2.4 million over the comparable period of 1997. Internal research and development expenses increased to $3.4 million in the first six months of 1998 from $1.8 million in the comparable period of 1997, an increase of $1.6 million or 89%. The increase is due to increased work on the cancer vaccine program and an increase in the number of internal research programs.

Gross profit for the first six months of 1998 amounted to $3.8 million versus $6.6 million in the comparable period of 1997. Gross profit on services for the first six months of 1998 was $3.2 million, a gross margin of 14%, versus $3.8 million, a gross margin of 17%, in the comparable period of 1997. The decrease in gross margin is due to timing of study performance within the respective quarters, and to increased revenue recognized on contracts signed in the first quarter of 1997 for which costs had been previously been incurred.

SG&A expenses increased to $8.1 million in the first six months of 1998 from $7.2 million in the comparable period of 1997, an increase of $900,000 or 13%. The increase is due to the increased marketing effort for Primedica and to the addition of administrative personnel required to support the growth in transgenic research and development programs.

Interest income increased to $110,000 in the first six months of 1998, from $92,000 in the comparable period of 1997, due to an increase in funds available for investment as a result of proceeds received from the preferred stock offering in the first quarter and the sale of common stock in a registered direct offering in the second quarter. Interest expense increased to $756,000 in the first six months of 1998 from $417,000 in the comparable period of 1997 due to higher borrowings in 1998.

The Company recognized $1.7 million of Joint Venture losses incurred on ATIII LLC during the first six months of 1998. In the first six months of 1997, the Company incurred $531,000 of Joint Venture losses on the SMIG JV.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $10.7 million at June 28, 1998. During the first six months of 1998, the Company had a $4.3 million net increase in cash. Sources of funds during the period included net proceeds of $19 million from the issuance of preferred stock, proceeds of $6.4 million from the issuance of common stock and $1.1 million of proceeds received from employee stock purchase and stock option plans. Cash inflows were offset by $5.5 million of cash used in operations (due primarily to the net loss of $9.9 million offset by a decrease in non-cash working capital of $325,000 and $4.1 million of non-cash charges), $3.6 million invested in capital equipment, further expansion of the transgenic production facility and the expansion of the laboratory facilities, $12 million used to pay down the revolving lines of credit and $1 million used to pay down long-term debt.

The Company had working capital of $7.2 million at June 28, 1998 compared to a deficit of $8.4 million at December 30, 1997. As of June 28, 1998 the Company had approximately $6.4 million available under the Genzyme Credit Line, $6 million available under a line of credit with a commercial bank and $2.3 million was available under various capital lease lines. Under the Company's 1998 operating plan, existing cash balances along with funds available under the bank and lease lines and the Genzyme Credit Line are expected to be sufficient to fund the Company through June 30, 1999.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements, and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the results of the Company's testing services business, the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances, regulatory requirements and the continuing availability of financing at acceptable terms. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

Impact of Year 2000

Certain companies may face problems if the computer processors and software upon which they directly or indirectly rely are unable to process data values correctly upon the turn of the millenium ("Year 2000"). Such a system failure and corruption of data of the Company or its customers or suppliers could disrupt the Company's operations, including, among other things, a temporary inability to process transactions or engage in other business activities or to receive information or services from suppliers. The Company has appointed a Year 2000 project team to conduct a full assessment of the potential impact of the Year 2000 on the Company's business and operations, from the perspective of Year 2000 compliance of both its internal and its customers' and suppliers' systems. The Company currently anticipates completing its evaluation of its business critical systems by the Fall of 1998. Any necessary system conversions and other corrective actions are targeted for completion by Spring of 1999. While the Company does not believe that the cost associated with addressing the Year 2000 issue will be material to the Company's financial condition, business, liquidity or results of operations, the Company's assessment of the matter is ongoing and there can be no assurance that the Year 2000 issue or the costs of addressing it will not have a material impact on the Company's financial condition, business, liquidity or results of operations.

                                     PART II

ITEM 4:  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 27, 1998, the Company's stockholders voted as follows:

(a) To reelect each of the following nominees to the Board of Directors for a three-year term:

   Nominee            Total Vote "FOR"        Total Vote Withheld
----------------      ----------------        -------------------
Robert W. Baldridg       15,400,348                  84,525
James A. Geraghty        15,765,696                  79,177
Henri A. Termeer         15,766,061                  78,812



The terms in office of Henry E. Blair, Francis J. Bullock, Alan E. Smith and Alan W. Tuck continued after the meeting.

(b) To amend the Company's 1993 Equity Incentive Plan to increase the number of shares of the Common Stock of the Company that may be subject to awards under the Plan from 2,515,000 shares to 3,015,000 shares.

         Total Vote for the Proposal        15,409,397

         Total Vote Against the Prop           384,747

         Abstentions                            50,728


(c) To amend the Company's 1993 Director Stock Option Plan to increase the number of shares of the Common Stock of the Company that may be subject to awards under the Plan from 100,000 shares to 200,000 shares.

         Total Vote for the Proposal        15,351,452

         Total Vote Against the Prop           431,111

         Abstentions                            62,310

ITEM 6:  Exhibits and Reports on From 8-K

(a)      Exhibits

         See the Exhibit Index immediately following the signature page.

(b)       Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended June 28, 1998.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  JUNE 28, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 1998                       GENZYME TRANSGENICS CORPORATION

                                            BY: /s/ John B. Green
                                                ------------------------------
                                                    John B. Green
                                                    Duly Authorized Officer,
                                                    Vice President and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                           Description
-------                           -----------

10.1 Employment Agreement dated as of July 1, 1998 between the Company and Dr. Sandra Nusinoff Lehrman.

10.2     1993 Equity Incentive Plan, as amended through May 27, 1998.

10.3     1993 Director Stock Plan, as amended through May 27, 1998.

27       Financial Data Schedule.