Form 10-Q
period 1998-09-27
GENZYME TRANSGENICS CORP
filed 1998-11-12
CIK 904973

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 -----------------

                                     FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  ---     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 27, 1998

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  ---     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           Commission file number 0-21794
                                                  ----------

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

     Yes     X  .                   No          .
           -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at November 4, 1998
         ------                    -------------------------------
Common Stock, $0.01 par value                 18,355,353

                           GENZYME TRANSGENICS CORPORATION
                                 TABLE OF CONTENTS

                                                                       PAGE #
                                                                       ------
PART I.   FINANCIAL INFORMATION

   ITEM 1 - Unaudited Condensed Consolidated Financial Statements

   Condensed Consolidated Balance Sheets as of September 27, 1998
   and December 28, 1997 ............................................    3

   Condensed Consolidated Statements of Operations for the Three
   Months and Nine Months Ended September 27, 1998 and
   September 28, 1997 ...............................................    4

   Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended September 27, 1998 and September 28, 1997 ...........    5

   Notes to Unaudited Condensed Consolidated Financial Statements ...    6

   ITEM 2

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations ....................    8

PART II.  OTHER INFORMATION

   ITEM 6
   Exhibits and Reports on Form 8-K .................................   13

SIGNATURES ..........................................................   14

EXHIBIT INDEX .......................................................   15

                         GENZYME TRANSGENICS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
           (Unaudited, dollars in thousands except per share amounts)


                                                        September 27,      December 28,
                                                             1998               1997
                                                        -------------      ------------
                 ASSETS

Current assets:
  Cash and cash equivalents                                $ 10,219          $  6,383
  Accounts receivable, net                                   10,095            10,517
  Unbilled contract revenue                                   8,726             6,069
  Other current assets                                        1,508             1,431
                                                           --------          --------
      Total current assets                                   30,548            24,400
Net property, plant and equipment                            29,804            26,297
Costs in excess of net assets acquired, net                  18,691            19,532
Investment in Joint Venture (Note 3)                         (2,171)               --
Other assets                                                    967               751
                                                           --------          --------
                                                           $ 77,839          $ 70,980
                                                           --------          --------
                                                           --------          --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $  3,071          $  2,091
  Accounts payable - Genzyme Corporation                      1,717             3,364
  Revolving line of credit                                    4,500             6,000
  Revolving line of credit - Genzyme Corporation                 --             6,000
  Accrued expenses                                            8,169             7,900
  Advance payments                                            7,881             5,568
  Current portion of long-term debt                           3,121             1,900
                                                           --------          --------
      Total current liabilities                              28,459            32,823
  Long-term debt, net of current portion                      8,526             9,862
  Deferred lease obligation                                     727               613
  Other liabilities                                             125               304
                                                           --------          --------
      Total liabilities                                      37,837            43,602

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, 20,000 shares issued and outstanding
    at September 27, 1998 (Note 5)                               --                --
  Common stock, $.01 par value; 24,000,000 shares
    authorized; 18,355,153 and 17,403,406 shares
    issued and outstanding at September 27, 1998 and
    December 28, 1997, respectively (Note 5)                    183               174
  Capital in excess of par value - preferred stock
    (Note 5)                                                 18,813                --
  Capital in excess of par value - common stock              62,835            54,478
  Accumulated deficit                                       (41,829)          (27,274)
                                                           --------          --------
      Total stockholders' equity                             40,002            27,378
                                                           --------          --------
                                                           $ 77,839          $ 70,980
                                                           --------          --------
                                                           --------          --------


  The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands except per share amounts)


                                                       Three months ended              Nine months ended
                                                       ------------------              -----------------
                                                 September 27,   September 28,    September 27,    September 28,
                                                     1998            1997             1998             1997
                                                 -------------   -------------    -------------    -------------
 Revenues
  Services                                         $ 13,828         $ 10,363         $ 37,216         $ 32,908
  Sponsored research and development                  2,703            4,375            7,479           12,358
                                                   --------         --------         --------         --------
                                                     16,531           14,738           44,695           45,266
Costs and operating expenses:
  Services                                           11,538            8,869           31,751           27,564
  Research and development
    Sponsored                                         2,983            3,215            7,115            8,446
    Internal                                          1,597            1,301            4,999            3,136
  Selling, general and administrative                 3,869            3,662           11,955           10,816
  Equity in loss of Joint Ventures (Note 3)             993               --            2,717              531
                                                   --------         --------         --------         --------
                                                     20,980           17,047           58,537           50,493
                                                   --------         --------         --------         --------

Loss from operations                                 (4,449)          (2,309)         (13,842)          (5,227)
Other income (Expense):
  Interest Income                                       121               20              231              112
  Interest expense                                     (298)            (316)          (1,054)            (733)
  Other income                                           --               50              100               50
                                                   --------         --------         --------         --------
Loss from operations before income taxes             (4,626)          (2,555)         (14,565)          (5,798)

Provision (benefit) for income taxes                     --               --              (10)              25
                                                   --------         --------         --------         --------
Net loss                                           $ (4,626)        $ (2,555)        $(14,555)        $ (5,823)
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------
Dividend to preferred shareholders (Note 5)              --               --           (1,156)              --
                                                   --------         --------         --------         --------
Net loss available to common shareholders          $ (4,626)        $ (2,555)        $(15,711)        $ (5,823)
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------
Net loss per common share (basic and diluted)      $  (0.25)        $  (0.15)        $  (0.88)        $  (0.34)
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------
Weighted average number of shares outstanding
  (basic and diluted)                                18,262           17,303           17,857           17,217
                                                   --------         --------         --------         --------
                                                   --------         --------         --------         --------

     The accompanying notes are an integral part of these financial statements.

                          GENZYME TRANSGENICS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited, dollars in thousands except per share amounts)

                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                                  September 27,     September 28,
                                                                                      1998              1997
                                                                                  -------------     -------------
Cash flows for operating activities:
  Net loss                                                                         $ (14,555)        $  (5,823)
  Adjustments to reconcile net loss to net cash used by operating activities:
      Depreciation and amortization                                                    3,697             3,097
      Equity in loss of Joint Ventures                                                 2,717               531
Changes in assets and liabilities, net of effects from purchase of subsidiaries:
  Accounts receivable and unbilled contract revenue                                   (2,318)            1,025
  Other current assets                                                                   506                29
  Accounts payable                                                                       980            (1,018)
  Accounts payable - Genzyme Corporation                                              (1,647)            1,889
  Accrued expenses                                                                       676               788
  Advance payments                                                                     1,813              (261)
                                                                                   ---------         ---------
  Net cash provided by (used in) operating activities                                 (8,131)              257
Cash flows for investing activities:
  Purchase of property, plant and equipment                                           (5,119)           (5,982)
  Investment in Joint Venture                                                           (546)             (528)
  Other assets                                                                          (293)             (480)
                                                                                   ---------         ---------
        Net cash used in investing activities                                         (5,958)           (6,990)
Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                       6,368                --
  Net proceeds from employee stock purchase plan                                         956               572
  Net proceeds from the exercise of stock options                                        456               743
  Net proceeds from preferred stock offering                                          19,000                --
  Proceeds from long-term debt                                                           233             5,221
  Repayment of long-term debt                                                         (1,523)           (3,141)
  Net borrowings under revolving line of credit                                       (1,500)               --
  Net borrowings under revolving line of credit - Genzyme Corporation                 (6,000)               --
  Other long-term liabilities                                                            (65)             (210)
                                                                                   ---------         ---------
        Net cash provided by (used in) financing activities                           17,925             3,185
                                                                                   ---------         ---------
Net increase (decrease) in cash and cash equivalents                                   3,836            (3,548)
Cash and cash equivalents at beginning of the period                                   6,383             8,894
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                         $  10,219         $   5,346
                                                                                   ---------         ---------
                                                                                   ---------         ---------

Noncash Activities:
  Property acquired under capital leases                                           $   1,167         $   1,207
  Receipt of stock for Accounts Receivable and Advance Payment                           583                --



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

          The financial statements for the nine months ended September 27, 1998 and September 28, 1997 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

     2.   Accounting Policies:

          The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

          The common stock equivalents of the Company consisted of warrants, stock options and convertible preferred stock. The Company was in a net loss position at September 27, 1998 and September 28, 1997, therefore common stock equivalents were not used to compute diluted loss per share as the effect was antidilutive. Warrants and stock options to purchase 3,109,478 and 2,208,250 shares of common stock were outstanding at September 27, 1998 and September 28, 1997, respectively. Convertible Preferred Stock with a $20 million face value which is convertible into the Company's common stock at $14.55 per share through December 20, 1998, was outstanding at September 27, 1998.

     3.   Joint Ventures:

          On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") was executed. Under the terms of the agreement, Genzyme and the Company will provide 70% and 30%, respectively, of the first $33 million of development costs under this program. The Company's funding obligations commenced in September 1998. Development costs in excess of $33 million will be funded equally by the partners. The Company and Genzyme will also make capital contributions to ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to ATIII LLC at cost and will share profits from product sales equally. The agreement covers all territories other than Asia and may include milestone payments from Genzyme to the Company after the product has been approved by the United States Food and Drug Administration.

          In 1997, the Company incurred losses on the joint venture with Sumitomo Metal Industries ("SMIG JV").

     4.   Primedica Corporation:

          In February 1998, the Company announced that it had reorganized its contract research business under a new name, Primedica Corporation, to provide a unified identity and a dedicated structure for further growth of its contract research organization ("CRO") operations.

     5.   Private Placements:

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

          In May 1998, the Company completed a private placement of 603,300 shares of common stock at $10.80 per share in a registered direct offering to a single purchaser raising approximately $6.5 million of new equity.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 27, 1998 and September 28, 1997

Total revenues for the three-month period ending September 27, 1998 were $16.5 million, compared with $14.7 million in the comparable period of 1997, an increase of $1.8 million or 12%. Service revenues increased to $13.8 million in the third quarter of 1998 from $10.4 million in the third quarter of 1997, an increase of $3.4 million or 33%. Research and development revenues decreased to $2.7 million in the third quarter of 1998 from $4.4 million in the third quarter of 1997, a decrease of $1.7 million or 39%. The decrease reflects the impact on revenue of the establishment, in January 1998, of the joint venture ("ATIII LLC") for the development of recombinant human antithrombin III ("AT-III") with Genzyme Corporation ("Genzyme"). Had the AT-III program been structured on the same basis during the third quarter of 1998 as during the same quarter in 1997, transgenic research revenues for the third quarter of 1998 would have increased approximately $400,000 from the third quarter of 1997.

Cost of services for the third quarter of 1998 were $11.5 million compared to $8.9 million in the comparable period of 1997, an increase of $2.6 million or 29% due to increased service revenues. Sponsored research and development expenses decreased to $3 million in the third quarter of 1998 from $3.2 million in the third quarter of 1997, a decrease of $200,000 or 6%. The decrease is due to impact of the formation of ATIII LLC. In 1997, the full cost of the AT-III development program, including subcontractor costs, was reflected by the Company as sponsored research and development expense and, to the extent that the program was funded, as sponsored research and development revenue. With the formation of ATIII LLC in 1998, all funding and subcontractor costs are recorded directly by ATIII LLC. Costs incurred by the Company for the AT-III development program are being funded by ATIII LLC and, therefore, only these costs are being recorded equally as sponsored research and development revenue and sponsored research and development expense. Had the AT-III development program been structured on the same basis during the third quarter of 1998 as during the same quarter in 1997, the sponsored research and development expenses would have increased by approximately $1.9 million over the same quarter in 1997. Internal research and development expenses increased to $1.6 million in the third quarter of 1998 from $1.3 million in the third quarter of 1997, an increase of $300,000 or 23%. The increase is due to an increase in activity on internal research programs.

Gross profit for the third quarter of 1998 amounted to $2 million versus $2.7 million in the third quarter of 1997. The decrease is due to a $1.5 million research and development milestone recorded in the third quarter of 1997, offset by the increase in services gross profit. Gross profit on services for the third quarter of 1998 was $2.3 million, a gross margin of 17%, versus $1.5 million, a gross margin of 14%, in the second quarter of 1997. The increase in gross margin is due to improved efficiencies due to increased revenues within the quarter.

Selling, general and administrative ("SG&A") expenses increased to $3.9 million in the third quarter of 1998 from $3.7 million in the third quarter of 1997, an increase of $200,000 or 5%. The increase is due to the increased marketing effort for Primedica and to the addition of administrative personnel required to support the growth in transgenic research and development programs.

Interest income increased to $121,000 in the third quarter of 1998, from $20,000 in the third quarter of 1997, due to an increase in funds available for investment as a result of proceeds received from the preferred stock offering in the first quarter and the sale of common stock in a registered direct offering to a single purchaser in the second quarter. Interest expense decreased to $298,000 in the third quarter of 1998 from $316,000 in the third quarter of 1997 due to lower borrowings on the revolving line of credit in 1998.

The Company recognized $993,000 of Joint Venture losses incurred on ATIII LLC during the third quarter of 1998

Nine months ended September 27, 1998 and September 28, 1997

Total revenues for the nine-month period ending September 27, 1998 were $44.7 million, compared with $45.3 million in the comparable period of 1997, a decrease of $600,000 or 1%. Service revenues increased to $37.2 million during the first nine months of 1998 from $32.9 million in the comparable period of 1997, an increase of $4.3 million or 13%. Research and development revenues decreased to $7.5 million during the first nine months of 1998 from $12.4 million in the comparable period of 1997, a decrease of $4.9 million or 40%. The decrease reflects the impact on revenue of the establishment, in January 1998, of ATIII LLC with Genzyme. Had the AT-III program been structured on the same basis during the during the first nine months of 1998 as the comparable period of 1997, transgenic research revenues for the first nine months of 1998 would have increased approximately $700,000 from the same as the comparable period of 1997.

Cost of services during the first nine-months of 1998 were $31.8 million compared to $27.6 million in the comparable period of 1997, an increase of $4.2 million or 15% due to increased service revenues. Sponsored research and development expenses decreased to $7.1 million in the first nine months of 1998 from $8.4 million in the comparable period of 1997, a decrease of $1.3 million or 15%. The decrease is due to impact of the formation of ATIII LLC. In 1997, the full cost of the AT-III development program, including subcontractor costs, was reflected by the Company as sponsored research and development expense and, to the extent that the program was funded, as sponsored research and development revenue. With the formation of ATIII LLC in 1998, all funding and subcontractor costs are recorded directly by ATIII LLC. Costs incurred by the Company for the AT-III development program are being funded by ATIII LLC and, therefore, only these costs are being recorded equally as sponsored research and development revenue and sponsored research and development expense. Had the AT-III development program been structured on the same basis during the first nine months of 1998 as during the comparable period of 1997, the sponsored research and development expenses would have increased by approximately $4.3 million over the comparable period of 1997. Internal research and development expenses increased to $5 million in the first nine months of 1998 from $3.1 million in the comparable period of 1997, an increase of $1.9 million or 61%. The increase is due to increased work on the cancer vaccine program and an increase in activity on internal research programs.

Gross profit for the first nine months of 1998 amounted to $5.8 million versus $9.3 million in the comparable period of 1997. The decrease is primarily due to $3.9 million of milestones recorded in 1997. Gross profit on services for the first nine months of 1998 was $5.5 million, a gross margin of 15%, versus $5.3 million, a gross margin of 16%, in the comparable period of 1997. The decrease in gross margin is due to increased revenue recognized on contracts signed in the first quarter of 1997 for which costs had previously been incurred, partially offset by improved efficiencies due to increased revenues.

SG&A expenses increased to $12 million in the first nine months of 1998 from $10.8 million in the comparable period of 1997, an increase of $1.2 million or 11%. The increase is due to the increased marketing effort for Primedica and to the addition of administrative personnel required to support the growth in transgenic research and development programs.

Interest income increased to $231,000 in the first nine months of 1998, from $112,000 in the comparable period of 1997, due to an increase in funds available for investment as a result of proceeds received from the preferred stock offering in the first quarter and the sale of common stock in a registered direct offering in the second quarter. Interest expense increased to $1.1 million in the first nine months of 1998 from $733,000 in the comparable period of 1997 due to higher borrowings in 1998.

The Company recognized $2.7 million of Joint Venture losses incurred on ATIII LLC during the first nine months of 1998. In the first nine months of 1997, the Company incurred $531,000 of Joint Venture losses on the SMIG JV.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $10.2 million at September 27, 1998. During the first nine months of 1998, the Company had a $3.8 million net increase in cash and cash equivalents. Sources of funds during the period included net proceeds of $19 million from the issuance of preferred stock, net proceeds of $6.4 million from the issuance of common stock and $1.4 million of proceeds received from employee stock purchase and stock option plans. Cash inflows were offset by $8.1 million of cash used in operations (due primarily to the net loss of $14.6 million, of which $6.4 million represented non-cash charges), $5.1 million invested in capital equipment, further expansion of the transgenic production facility and the expansion of the laboratory facilities, $7.5 million used to pay down the revolving lines of credit and $1.5 million used to pay down long-term debt.

The Company had working capital of $2.1 million at September 27, 1998 compared to a deficit of $8.4 million at December 30, 1997. As of September 27, 1998, the Company had approximately $6.4 million available under the Genzyme Credit Line, $1.5 million available under a line of credit with a commercial bank and $1.8 million was available under various capital lease lines. Under the Company's 1998 and 1999 operating plans, existing cash balances, along with funds available under the bank and lease lines and the Genzyme Credit Line, are expected to be sufficient to fund the Company into the third quarter of 1999. The Company is considering various alternative financing strategies, such as collaborative arrangements, public or private sales of its securities, including securities in certain subsidiaries, additional mortgage or lease financing, asset sales and other sources.

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

Impact of Year 2000

Certain companies may face problems if the computer processors and software upon which they directly or indirectly rely are unable to process date values correctly upon the turn of the millennium ("Year 2000"). Such a system failure and corruption of data of the Company or its customers or suppliers could disrupt the Company's operations, including, among other things a temporary inability to process transactions or engage in other business activities or to receive information or services from suppliers.

The Company has appointed a Year 2000 task force to address the issues and assess the potential impact of the Year 2000 problem. The task force is evaluating the Company's financial systems, computers, software and other equipment to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems, software and other equipment will be Year 2000 compliant by the spring of 1999. The Company estimates that it will spend approximately $300,000 to $400,000 in capital for replacement of computers, equipment and software upgrades. The Company will incur another $100,000 to $200,000 for costs of implementation.

The Company will initiate communications with third party suppliers and is requesting that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. Additionally, the Company is assessing those vendors that are not Year 2000 compliant and is in the process of finding alternative vendors that are compliant.

Because the Company currently anticipates that it will achieve Year 2000 compliance, it has not formulated a contingency plan. However, should the Company determine there is significant risk that it may be unable to adhere to its compliance timetable, it will assess reasonably likely scenarios resulting from noncompliance and establish a contingency plan to address such scenarios.

The Company's ability to achieve Year 2000 compliance is subject to various uncertainties including the Company's ability to successfully identify systems and programs not Year 2000 compliant, the nature and amount of programming required to correct or replace affected programs, the availability and magnitude of labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue. Therefore, while the financial impact of implementing Year 2000 compliance remediation has not been and is not anticipated to be material to the Company's business, financial position or results of operations, the Company can make no assurances with respect to the costs of remediation efforts not yet incurred.
Additionally, the Company cannot be certain that it will achieve adequate Year 200 compliance in a timely manner or that any impact of a failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operation.

                                      PART II

     ITEM 6:   Exhibits and Reports on From 8-K

     (a)  Exhibits

          See the Exhibit Index immediately following the signature page.

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended
             September 27, 1998.

                   GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                     FORM 10-Q

                                 September 27, 1998

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 11, 1998           GENZYME TRANSGENICS CORPORATION


                                  BY: /s/ John B. Green
                                      ------------------------------------
                                  John B. Green
                                  Duly Authorized Officer,
                                  Vice President and
                                  Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit                  Description
-------                  -----------

10.1 Employment Agreement dated as of July 1, 1998 between the Company and Dr. Sandra Nusinoff Lehrman. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 28, 1998 (File No. 0-21794) and incorporated herein by reference.

10.2 Amendment No. 1 to Employment Agreement between the Company and Dr. Sandra Nusinoff Lehrman. Filed herewith.

10.3 Amendment No. 1 to Employment Agreement between the Company and John B. Green. Filed herewith.

10.4 Consulting Agreement between the Company and James A. Geraghty. Filed herewith.

27     Financial Data Schedule.  Filed herewith (EDGAR).