Form 10-K
period 1999-01-03
GENZYME TRANSGENICS CORP
filed 1999-04-05
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 1999
Commission File No. 0-21794

                         GENZYME TRANSGENICS CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                               04-3186494
    -------------------------------         ------------------------------------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

          FIVE MOUNTAIN ROAD                             01701
     FRAMINGHAM, MASSACHUSETTS                        ----------
  ----------------------------------------            (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (508) 620-9700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                               __________________

           Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
          -------------------                   ---------------------
                 None                                   None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.01
                                _________________

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 1999: $50,232,766

         Number of shares of the Registrant's Common Stock outstanding as of March 16, 1999: 18,709,831 -----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 1999 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.

BUSINESS

GENERAL

Genzyme Transgenics Corporation ("GTC" or the "Company") has established a leadership position in the application of transgenic technology to the development and production of genetically engineered proteins for therapeutic, diagnostic and other biomedical uses, both in collaboration with pharmaceutical and biotechnology companies and independently. To date, GTC has produced more than 40 such proteins. For its lead compound, Antithrombin III ("AT-III"), the Company has completed Phase I and Phase II human clinical trials, and has initiated Phase III clinical studies. GTC also operates a leading contract research organization ("CRO"), Primedica Corporation ("Primedica"), a wholly owned subsidiary of GTC which provides services such as preclinical efficacy and safety testing, IN VITRO testing and formulation development to pharmaceutical, biotechnology, medical device and other companies. Revenues for Primedica were $50.8 million in 1998, an increase of 17% from 1997. GTC's revenues from its transgenic research and development totaled $11.6 million compared with $19.5 million for 1997. The decrease reflects the impact on revenue recognition of the establishment, in January 1998, of the rh AT-III joint venture with Genzyme Corporation ("Genzyme"). Had the rh AT-III program been structured on the same basis during the year 1998, transgenic research revenues would have increased approximately $713,000 from 1997.

GTC produces recombinant proteins transgenically by inserting, into the genetic material of an animal embryo, a gene that directs the production of a desired protein in the milk of female offspring. The Company believes that transgenic production offers significant economic and technological advantages relative to traditional protein production systems, including reduced capital expenditures and lower direct production cost per unit for complex proteins. For proteins currently derived from pooled human plasma, transgenic production provides an alternative source, with reduced risk of transmission of human viruses and other known adventitious agents. In the case of certain complex proteins, transgenic production may represent the only technologically and economically feasible method of commercial production. To date, GTC has expressed 17 proteins at levels of one gram per liter or higher, substantially greater levels than those typically achieved for comparable proteins in conventional cell culture systems.

GTC's most advanced product candidate is transgenic rh AT-III, a protein normally present in human serum that, when bound to heparin acts as an anticoagulant. Plasma-derived AT-III is an approved therapy for inherited AT-III deficiency and for certain acquired deficiencies. Worldwide sales of plasma-derived AT-III are approximately $200 million. The Company believes transgenic AT-III may represent a more attractive product than plasma sourced AT-III in light of safety considerations, the limited volume of AT-III available from plasma and the impracticality of producing sufficient quantities of recombinant AT-III by cell culture methods. GTC has expressed transgenic AT-III in goats, demonstrating stable expression across multiple generations and successive lactations. Further, GTC has purified transgenic AT-III to clinical grade with attractive yields. Preclinical safety and efficacy studies, as well as Phase I and Phase II human safety studies have been successfully completed. GTC initiated Phase III clinical trials in the US and Europe for this product beginning in the second quarter of 1998.

GTC is also currently working to develop transgenically produced therapeutic antibodies with five corporate partners including Bristol-Myers Squibb, Centocor, and BASF Knoll. Antibody production represents an area of particular focus for the Company, since these therapeutics are likely to be required in relatively large and repeated doses for chronic diseases such as rheumatoid arthritis and cancer, and are, therefore, uniquely suited to transgenic production. During 1998, the United States Patent and Trademark office issued a patent to Genzyme Transgenics covering the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals.

Other plasma proteins under development by GTC include Human Serum Albumin ("HSA"), which is now being developed in conjunction with Fresenius AG. The Company is also developing transgenic production processes for other proteins, including the msp-1 protein for use in a malaria vaccine and insulin, and is in commercial discussions with prospective partners for other products.

Primedica Corporation's CRO operations are focused on enabling its clients to meet regulatory testing and other product development needs quickly and effectively by offering a fully integrated line of services. Primedica's laboratories focus on providing high value, scientifically differentiated services to clients, including preclinical efficacy testing, experimental surgery, photobiology and reproductive toxicology testing as well as formulation development. Primedica uses its technological capabilities to introduce new services that improve the ability of its customers to develop their products successfully.

The Company's comprehensive programs link its preclinical and manufacturing support services in order to reduce the time and expense of bringing new therapeutics or other products to market.

As an outgrowth of production services performed for the National Cancer Institute (the "NCI"), the Company has developed technology for the production of idiotypic vaccines, in which proteins derived from a cancer patient's own tumor cells, or blood plasma, are used to enhance the immune system's ability to prevent the regrowth of tumors.

TRANSGENIC PRODUCTION

OVERVIEW AND STRATEGY

A growing number of recombinant proteins are being developed by pharmaceutical, biotechnology and other companies for therapeutic, diagnostic and nutraceutical applications. Many of these proteins have proven difficult or expensive to produce in the quantities required using conventional methods, such as bacteria, yeast or mammalian cell sources. Moreover, bacteria or yeast systems cannot produce many complex proteins. While mammalian cells can produce most of these complex proteins, they are generally more difficult and expensive to grow and often produce lower volumes of protein, or the proteins may not be secreted by the cells into the culture medium, thereby complicating recovery and purification. Proteins produced by the Company transgenically have been expressed at concentrations substantially greater than those typically achieved using conventional methods.

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

ACHIEVEMENTS TO DATE:

Over the past few years, GTC has shown the feasibility of transgenic protein production by the achievement of the following specific milestones:

-- To date, GTC has produced more than 40 different transgenic proteins in animals, 17 at concentrations of one gram per liter or greater and one protein in excess of 35 grams per liter, levels often many times higher than those achievable in other production systems.

-- GTC maintains a herd of over 1,500 goats at its facility in Massachusetts as well as an additional 150 goats at Tufts University School of Veterinary Medicine ("Tufts"). A significant number of the goats in these herds are transgenic.

-- Stability of expression has been demonstrated across lactations, and, for two proteins, across two generations expressing the same transgene.

-- Together with Genzyme, GTC has been able to achieve clinical grade purity for a transgenically produced protein at high recovery levels. This transgenic protein has been extensively characterized and its pharmacodynamic properties in animal models have been shown to be comparable to those of the same protein from other sources.

-- GTC filed an IND with the US Food and Drug Administration (the "FDA") for its lead product AT-III, completed a Phase I human safety clinical trial, completed a Phase II dosing clinical trial and initiated a Phase III program in patients undergoing cardiac surgery requiring cardiopulmonary bypass ("CPB") in May 1998.

--       During 1998, GTC entered into 10 new alliances with corporate partners.

-- The US Patent and Trademark office issued three new patents to the Company during 1998; one covering its purification technology, one on the production of monoclonal and assembled antibodies in the milk of transgenic mammals, and one covering the production of rh AT-III in the milk of transgenic goats.

TRANSGENIC PRODUCTS UNDER DEVELOPMENT

ANTITHROMBIN III. AT-III is a protein normally found in human serum that when bound to heparin acts as an anticoagulant. Decreased levels of AT-III are found in individuals who have either a hereditary or an acquired deficiency of AT-III. The hereditary deficiency has an incidence rate of 1 in 2,000 to 1 in 20,000. Individuals with hereditary AT-III deficiency have an increased tendency towards blood clots (thromboses) and are treated with AT-III protein replacement therapy during periods when they are at high risk for clots, such as during surgery. Acquired AT-III deficiency occurs in many disease states as a result of several possible causes, including a decrease in the amount of AT-III produced, an increase in the rate of AT-III consumption or an abnormal loss of AT-III from the circulation. Examples of such conditions include acute liver failure, disseminated intravascular coagulation, sepsis and septic shock, burns, multiple organ failure, bone marrow and other organ transplantation and hemodialysis.

Plasma-derived AT-III is approved for use in Europe and Japan for treatment of both acquired and hereditary AT-III deficiency. In the United States, plasma-derived AT-III is currently approved for use only for hereditary AT-III deficiency. The annual worldwide market for plasma-derived AT-III is approximately $200 million.

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

GTC has produced multiple transgenic goats carrying the AT-III gene and has selected a founder goat from which a production herd is being generated. This genetic line expresses AT-III at levels of approximately two grams per liter. The processes for production and purification have been implemented and result in a product that is purified to clinical grade at attractive yields. Preclinical safety and efficacy studies for AT-III have been successfully completed. The Company filed an IND with the FDA for the use of transgenic AT-III as a potential treatment for AT-III deficiency that occurs during certain vascular surgeries, including cardiopulmonary artery bypass grafting ("CABG"), and a Phase II clinical study for this indication was completed. The study confirmed the safety profile of AT-III at all doses administered and supported its ability to enhance anticoagulation in CABG patients. Two placebo-controlled Phase III clinical trials were begun during the second quarter of 1998 to access the activity of AT-III in restoring heparin sensitivity among heparin-resistant patients undergoing cardiac surgery requiring CPB. A third concurrent trial is comparing the physiological activity of transgenic AT-III with that of plasma-derived AT-III.

GTC is developing recombinant human AT-III under a license from Behringwerke AG, subject to a royalty obligation. In March 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Agreement") with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the AT-III program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement, reducing the availability to $8.3 million. The availability under the Genzyme Credit Line was subsequently reduced in March 1998 to $6.3 million in connection with a preferred stock offering.

In March 1996, GTC and Genzyme signed an agreement pursuant to which Genzyme funded the development of AT-III through the first quarter of 1997. Genzyme was granted co-marketing rights to transgenic AT-III in Europe and the United States, subject to its entering into a further agreement with GTC by March 31, 1997. SMI Genzyme Ltd., a joint venture between GTC and Sumitomo Metal Industries Ltd. (the "SMIG JV"), which contributed development funding for AT-III through December 1995, retains marketing rights to transgenic AT-III in Asia. In January 1997, the Company reached agreement with the SMIG JV under which GTC subsequently received milestone payments for the development of AT-III which totaled $4.4 million. In January 1998, GTC and Genzyme established a joint venture ("ATIII LLC") for the marketing and distribution of rh AT-III in all territories other than Asia. Under the terms of the ATIII LLC, Genzyme agreed to provide 70 percent of the first $33 million of rh AT-III development costs other than facility costs. GTC agreed to fund the other 30 percent of those costs, with both companies sharing equally in facility costs and any development costs exceeding that level. Both companies agreed to contribute manufacturing, marketing and other resources to the ATIII LLC at cost, and will split profits from the product sales equally.

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

Monoclonal antibodies and assembled antibodies are a major area of focus for GTC. During 1998, the Company received a US patent granting it exclusive rights to the production of monoclonal and assembled antibodies in commercial quantities in the milk of transgenic mammals. To date, the company has produced 13 antibodies, and is currently actively working with five different partners, including Centocor, Bristol-Myers Squibb, BASF/Knoll, Progenics, and an unnamed West Coast biotechnology company to develop therapeutic antibodies for diseases including rheumatoid arthritis, cancer, psoriasis and AIDS. GTC anticipates entering the clinic with the first transgenically-produced version of a therapeutic antibody during 1999.

HUMAN SERUM ALBUMIN ("HSA"). HSA is the protein principally responsible for maintaining oncotic pressure, plasma volume and the balance of fluids in blood. It is critical to the transport of amino acids, fatty acids, enzymes and hormones in the blood stream. The therapeutic use of HSA is indicated in situations of blood loss and decreased blood albumin levels which can occur during shock, serious burns, pre- and post-operative conditions and gastric and intestinal malfunctions. HSA is currently produced by human plasma fractionation, with current worldwide sales in excess of $1.3 billion.

For HSA and all human blood sourced products, the theoretical risk of virus transmission, including HIV and hepatitis, remains a concern despite efforts to improve screening and purification techniques.

GTC has expressed transgenic HSA in mice at levels equivalent to or greater than 35 grams per liter. Because the Company has demonstrated that the mouse system is highly predictive to that of dairy animals, the Company believes it will be able to produce transgenic HSA in cows at commercial scale. An individual dairy cow will produce approximately 8,000 liters of milk per year, or an estimated 80 kilograms of albumin per year. This level of productivity should provide GTC with the ability to produce HSA at costs competitive with albumin sourced from human blood. The Company believes that HSA is not the subject of any composition of matter patent, and has entered into an agreement with Fresenius AG of Bad Homburg, Germany, to further develop and commercialize transgenic HSA. Also, during 1998, GTC further refined its purification process for transgenic HSA and developed a detailed economic model for its commercial production.

OTHER PROTEINS

MALARIA VACCINE. GTC's transgenic expression system has the potential to express the correct, immunogenic protein for use as a malaria vaccine both economically and on a large scale. Malaria is a disease that has an annual incidence of more than 300 million people worldwide and results in several million deaths annually. GTC is working with the U.S. National Institutes of Health (the "NIH") and the Federal Malaria Vaccine Coordinating Committee to express a malaria protein, which is considered a promising vaccine candidate and to examine the options for commercializing the vaccine. The Company has entered into a CRADA with the NIH and during 1998 achieved high level expression of the candidate vaccine malaria antigen, MSP-1, in the milk of transgenic mice.

SECOND GENERATION BIOPHARMACEUTICALS

GTC has a program to identify and develop unique transgenic constructs which may represent line extensions for recombinant biotherapeutics. These drugs, many of which have established significant markets, may become vulnerable to competition from novel versions which may be more cost effective and/or demonstrate improved efficacy, allow more convenient routes of administration, or have extended clinical applications. GTC is in discussions with both generic and proprietary pharmaceutical and biotechnology companies with strategic and product-specific interests in the second generation biopharmaceuticals program. In 1998, GTC signed an agreement with Eli Lilly to develop and potentially commercialize a novel second generation biotherapeutic for which GTC provides the intellectual property and know how.

PRIMEDICA CORPORATION CRO SERVICES

OVERVIEW

Contract research organizations provide testing and development services to pharmaceutical, biotechnology, medical device and other companies, as well as to certain government agencies. The industry is divided generally into companies which conduct human clinical trials and those providing non-clinical services, including preclinical testing, clinical trial support and other development services. The worldwide revenues for non-clinical CRO services were in excess of $1 billion in 1998.

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

Primedica believes that it has a broader set of value-added services than any of its competitors and is differentiated by its ability to offer comprehensive development programs. The Company has the ability to perform virtually all of the safety, efficacy and quality control testing, as well as to provide the regulatory affairs expertise necessary to bring a client's early research-stage product through preclinical testing.

OPERATIONS AND TECHNICAL CAPABILITIES

GTC acquired its CRO capabilities through the acquisitions of TSI Corporation ("TSI") in October 1994 and BioDevelopment Laboratories, Inc. ("BDL") in June 1995. In February 1998, GTC reorganized its CRO businesses under its wholly owned subsidiary, Primedica, to provide a unified identity and a dedicated structure for further growth of its CRO business. Primedica conducts its CRO services through five laboratories located in Worcester, Massachusetts; Horsham, Pennsylvania; Redfield, Arkansas; Rockville, Maryland and Cambridge, Massachusetts. GTC expects to use Primedica as a vehicle to pursue acquisitions and facilitate other transactions driving growth and profitability. This business currently employs approximately 500 people. Primedica's laboratories focus on providing high value, scientifically differentiated services to its clients. Fields in which Primedica provides contract services include:

-- PRODUCT SAFETY TESTING. Primedica conducts safety studies on multiple animal species using toxicological, pathological and specialty endpoints, such as physiologic, pharmacologic and mechanistic evaluations, and is a recognized world leader in conducting and evaluating reproductive and developmental toxicology studies.

-- METABOLISM AND PHARMACOKINETICS. Primedica's metabolism group evaluates the distribution and impact of a drug and its metabolites using sophisticated sampling techniques, metabolite profiling and identification, tissue distribution studies, and other techniques to determine tissue half-life, clearance rates, and potential sites of drug toxicity after systemic exposure.

-- COMPREHENSIVE MANUFACTURING SERVICES. Primedica specializes in biopharmaceutical process development and manufacturing for small-to-moderate batch sizes. These services include early cell line development and optimization, production, down stream processing and fill and finish services.

-- DELIVERY AND DEVELOPMENT TECHNOLOGY SERVICES. These services include targeted and controlled drug delivery, feasibility and preformulation support, as well as formulation development for various routes of administration.

Primedica believes the key to sustaining superior performance in this field will be in providing services in a close, collaborative relationship in which customers are able to receive scientific services from Primedica at levels equal to or greater than that which they could receive from an in-house department. Toward this end, Primedica has also made significant investments in people, technology and programs since its acquisition of TSI, including an increase in the number of doctoral level employees by 42% since the acquisition. Primedica believes that its testing services strategy has been validated by the growth in its business since the acquisition of TSI in October 1994. Revenues for the Company's testing and production services in 1998 were $50.8, million representing a 17% increase compared to 1997.

IDIOTYPIC CANCER VACCINES

Primedica's Rockville Laboratories have been producing experimental cancer vaccines for B-cell lymphoma and Myeloma for the NCI under contract since 1993. These vaccines have shown preliminary efficacy in early clinical trials. In 1997, the Company signed a letter of intent to enter into a CRADA with the NCI to expand these clinical trials and to gain development rights to the program.

Idiotypic cancer vaccines are autologous therapeutics, requiring that for lymphoma immunoglobulin be harvested from individual patients and expanded in separate cell cultures. For Myeloma, immunoglobulin is harvested directly from patient serum. Vaccines are produced at the NCI and Primedica and are given to patients upon the completion of chemotherapy. The vaccine activates the patient's immune system to destroy cancer cells which remain after traditional chemotherapy regimens.

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

Idiotypic vaccines produced by GTC have shown promising results. In results reported at the American Society of Hematology meeting in December 1998, 18 of 21 patients with lymphoma treated with the vaccine following an initial chemotherapy regimen remain disease free to intervals ranging from 19 to 42 months post-chemotherapy. GTC actively continues to seek a corporate partner for the continued development and commercialization of its cancer vaccines and expects to enter pivotal trials, pending funding, in 1999.

RELATIONSHIP WITH GENZYME

EQUITY POSITION. Genzyme is the largest single stockholder of the Company, currently holding 7,428,365 shares of Common Stock, representing approximately 40% of the outstanding GTC Common Stock. Genzyme also holds two Common Stock Purchase Warrants (the "Genzyme Warrants") exercisable for 145,000 and 288,000 shares of Common Stock at prices of approximately $2.84 and $4.875 per share, respectively, the market price of the Common Stock at the time the Genzyme warrants were issued.

Four million of Genzyme's shares in GTC were acquired in 1993 at the time of the Company's organization in exchange for the transfer of certain assets to the Company. In February 1995, 500,000 shares were sold to Genzyme at $8.00 per share, upon exercise by GTC of a put agreement entered into at the time of the Company's initial public offering. Genzyme received 1,333,333 shares in 1995 and 219,565 shares in 1996 in exchange for conversion of debt at the then current market prices. In July 1995, 475,467 shares were issued to Genzyme in exchange for shares of Genzyme common stock delivered as a portion of the consideration for the acquisition of BDL. The remaining 900,000 shares were purchased by Genzyme as part of GTC's 1996 public offering. The Genzyme Warrants, which expire on July 3, 2005 and December 28, 2008, were issued to Genzyme in consideration of Genzyme's guarantees of the Company's indebtedness to commercial banks as discussed below. All of the shares held by Genzyme are entitled to certain registration rights.

ARRANGEMENTS REGARDING TECHNOLOGY AND PRODUCT DEVELOPMENT. GTC and Genzyme have entered into a number of agreements regarding technology and product development, as discussed below.

TECHNOLOGY TRANSFER AGREEMENT. Under the Technology Transfer Agreement dated May 1, 1993, Genzyme transferred substantially all of its transgenic assets and liabilities to GTC, including its ownership interest in the Joint Venture, assigned its relevant contracts, and licensed to the Company technology owned or controlled by it and relating to the production of recombinant proteins in the milk of transgenic animals (the "Field") and the purification of proteins produced in that matter. The license is worldwide and royalty free as to Genzyme, although GTC is obligated to Genzyme's licensors for any royalties due them. As long as Genzyme owns less than 50% of GTC, Genzyme may use the transferred technology, or any other technology it subsequently acquires relating to the Field, without any royalty obligation to the Company, provided Genzyme may not offer transgenic production services to third parties.

R&D AGREEMENT. Pursuant to a Research and Development Agreement dated May 1, 1993 (the "R&D Agreement"), Genzyme and GTC agreed, until December 31, 1998, to provide research and development services to the other relating, in the case of GTC, to transgenic production of recombinant proteins and, in the case of Genzyme, to the purification of such proteins. Each company receives payments from the other equal to the performing party's fully allocated cost of such services, which can be no less than 80% of the annual budgets established by the parties under the R&D Agreement, plus, in most cases, a fee equal to 10% of such costs. The parties are continuing under this agreement and are currently negotiating an extension of the agreement.

ATIII LLC. On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed. Under the terms of the agreement, Genzyme will provide 70% of the first $33 million of development costs, excluding facility costs, under this program. The Company will fund the other 30% of these costs. Development costs in excess of these amounts will be funded equally by the partners. The Company and Genzyme will also make capital contributions to ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to ATIII LLC at cost. Under the agreement to establish the joint venture, Genzyme and the Company were the only members and owned 3.7% and 96.3% interest, respectively. In accordance with the executed purchase agreement, the Company sold and assigned a 46.3% ownership interest to Genzyme so that Genzyme and GTC each owned 50% of the venture. The purchase price includes milestone payments of $12,500,000 from Genzyme to the Company if and when the product has been approved by the United States Food and Drug Administration and certain sales levels have been reached. Profits and losses are shared according to ownership percentages. These agreements cover all territories other than Asia (see Note 11 to the consolidated financial statements appearing in this report).

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

LEASE. GTC leases a portion of Genzyme's facilities in Framingham, Massachusetts (the "Lease"). GTC paid Genzyme $411,000 under the Lease in 1998. This lease expired in May 1998, at which time the lease automatically renewed for one year and continues to do so annually until terminated by either party on 90 days notice.

CREDIT LINE GUARANTY, TERM LOAN GUARANTY AND LIEN. The Company obtained a credit line in July 1995 and a term loan in December 1995 with a commercial bank, each secured by Genzyme's guaranty of the Company's obligations thereunder (up to $9.8 million at December 28, 1997). In December 1998, GTC refinanced the credit line and term loan with another bank and Genzyme increased the amount of its guaranty (up to $24.6 million at January 3, 1999). The Company has agreed to reimburse Genzyme for any liability Genzyme may incur under such guaranty and has granted Genzyme a first lien on all of the Company's assets to secure such obligation. In consideration of Genzyme's agreement to provide these guarantees, the Company issued warrants to purchase 145,000 and 288,000 shares of the Company's common stock at prices per share of $2.84 and $4.875, respectively (the Company's common stock's market prices at the dates of the Credit Lines) each with a ten-year term.

OTHER STRATEGIC COLLABORATIONS

TUFTS UNIVERSITY SCHOOL OF VETERINARY MEDICINE. Pursuant to a cooperation and licensing agreement, Tufts has agreed to work exclusively with GTC until September 2000 in developing commercial applications of transgenic protein production in milk. Tufts has also granted GTC a perpetual, non-exclusive license to use certain proprietary microinjection technology and animal husbandry techniques. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts. The Company maintains a herd of approximately 150 goats at Tufts' facility in Grafton, Massachusetts.

SMIG JV. GTC holds an interest in the SMIG JV which, in March 1994, increased to 22% after an additional $1.2 million cash investment by the Company. In October 1995, GTC contributed approximately $807,000 to maintain its 22% interest. The SMIG JV and GTC are parties to a research and development agreement under which the SMIG JV funded GTC's research into transgenic production of AT-III through October 1995 and certain research on other proteins (the "Funded Proteins") through October 1996. GTC has granted to the SMIG JV an exclusive license in Asia to use GTC's transgenic technology to market and sell transgenic animals and to sell Funded Proteins until the later of 2008 or the expiration of any applicable Japanese patent, subject to various reciprocal royalty obligations. In January 1997, the Company reached agreement with the SMIG JV under which GTC received milestone payments of $4.4 million (see Note 11 to the consolidated financial statements appearing in this report).

PATENTS AND PROPRIETARY RIGHTS

GTC has filed a number of patent applications which cover relevant portions of its transgenic technology, several of which are covered by cross-licensing agreements. GTC holds an exclusive license from Genzyme to rights under a number of patent applications on file in the United States and corresponding foreign patent applications relating to certain aspects of its technology. GTC has a broad patent issued by the European Patent Office which grants the full range of claims presented in GTC's application covering the basic method of protein production in milk, as well as any promoter used to do so. Other GTC applications as to specific proteins, classes of proteins, techniques to enhance expression and purification technologies remain pending. During 1998, the United States Patent and Trademark Office awarded GTC three patents, one covering the purification of proteins from the milk of transgenic animals, another relating to the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals, and one covering the production of rh AT-III in the milk of transgenic goats.

GTC has exclusive and nonexclusive licenses to technologies owned by other parties, including DNX, Inc. as to microinjection, Stanford University as to gene transfer, and Centeon L.L.C., as the successor to Behringwerke AG as to AT-III, as well as promoter cross-licenses in place with PPL Therapeutics PLC ("PPL") and Pharming B.V. ("Pharming"). Certain of the licenses require GTC to pay royalties on sales of products which may be derived from or produced using the licensed technology. The licenses generally extend for the life of any applicable patent.

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


COMPETITION

TRANSGENICS

Many companies, including biotechnology and pharmaceutical companies, are actively engaged in seeking efficient methods of producing proteins for therapeutic or diagnostic applications. Two other companies known to GTC are extensively engaged in the application of transgenic technology for the production of proteins: Pharming and PPL. Pharming, based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows, which are most suitable for extremely high volume protein production. PPL, which is based in Scotland, utilizes primarily sheep for transgenic protein production.

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

With respect to therapeutic products, generally the standard FDA approval process includes preclinical laboratory and animal testing, submission of an IND to the FDA, appropriate human clinical trials to establish safety and effectiveness and submission of a New Drug Application prior to market introduction. The Company generally expects the same process to apply to transgenically produced products and has already submitted a U.S. IND for AT-III and has initiated clinical trials in the U.S. GTC expects the approval process for various proteins to be undertaken either by the Company, by a collaborator for which the Company is producing proteins, or jointly, depending upon the nature of the relationship involved.

Approval for the production facilities to be used in producing a therapeutic product will be subject to both the requirements for Biologics License Applications and the Points to Consider.

TESTING SERVICES

Primedica and its customers are subject to a variety of regulatory requirements intended to ensure the quality and integrity of their products and services. The industry standard for conducting non-clinical testing is embodied in regulations called Good Laboratory Practices ("GLPs"). GLPs have been adopted by the EPA and the FDA and a number of foreign regulatory bodies. To help ensure compliance, the Company maintains a strict quality assurance program at each site to audit test data and conduct regular inspections of testing procedures and facilities. Primedica also complies with FDA-established current GMPs at its Rockville and Cambridge laboratories.

Primedica also maintains certain licenses and permits issued by federal, state and local authorities relating to the operation of its current laboratory and testing facilities, including those required for hazardous waste disposal, the purchase, use and disposal of radioactive isotopes and the use of animals in testing and research. These licenses and permits include licenses from the U.S. Nuclear Regulatory Commission for the purchase, use and disposal of small amounts of short-lived radioactive isotopes for research purposes. Primedica also has registered with the Massachusetts Department of Environmental Protection and the EPA as a Very Small Quantity Hazardous Waste Generator in connection with its disposal of certain organic hazardous wastes used in connection with its molecular biology and biomedical research. These wastes are disposed of through a licensed hazardous waste transporter. The use and disposal of chemicals is regulated under the Toxic Substances Control Act and other state and federal legislation.

Each of Primedica's laboratories is licensed by the USDA and state and local authorities to house and use laboratory animals for biomedical research purposes. The ability to continue using animals in testing and research in dependent on continued compliance with the requirements of such licenses. Primedica's Argus, Worcester and Rockville laboratories are also registered with the U.S. Public Health Service to conduct biomedical research on laboratory animals funded by the National Institute for Health ("NIH") and other federal agencies. Primedica's Argus, Worcester and Redfield laboratories are also licensed by federal and state drug enforcement agencies to procure and use controlled substances in research programs involving laboratory animals.

The Company's operations are also subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and waste, including, but not limited to, animal waste and waste water.

RESEARCH AND DEVELOPMENT COSTS

During its fiscal years ended January 3, 1999, December 29, 1997, and December 29, 1996, GTC spent $16,641,000, $17,840,000, and $8,684,000, respectively, on research and development. These costs include labor, materials and supplies, and overhead, the cost of operating the transgenics production facility, as well as certain subcontracted research projects.

EMPLOYEES

As of January 3, 1999, GTC employed 621 people. Of these, 462 were engaged in operations, 32 were engaged in research and development, and 127 were engaged in marketing and general administration. Of GTC's employees, approximately 51 have Ph.D. degrees, 3 have M.D. degrees and 16 have D.V.M. degrees. None of GTC's employees are covered by collective bargaining agreements. GTC believes its employee relations are satisfactory.

ITEM 1A.

         EXECUTIVE OFFICERS OF THE REGISTRANT

              The current executive officers of the Company are as follows:

 NAME                                        AGE                     POSITION
 ----                                        ---                     --------
 James A. Geraghty ........................  44           Chairman of the Board

 Sandra Nusinoff Lehrman, M.D. ............  51           President and Chief Executive Officer

 John B. Green ............................  45           Vice President, Chief Financial Officer and Treasurer

 Harry M. Meade ...........................  52           Vice President, Transgenics Research

 Peter H. Glick ...........................  35           President, Primedica Corporation



Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

Mr. Geraghty was the President and Chief Executive Officer of GTC from the date of its incorporation in February 1993 until July 1998. He has been a director of GTC since February 1993 and has been Chairman of the Board since January 1998. Mr. Geraghty joined Genzyme in September 1992, where he was a Vice President for Corporate Development and the General Manager of the transgenics business unit until the incorporation of the Company.

Dr. Lehrman has been President and Chief Executive Officer since July 1998. Prior to joining GTC, from 1983 to 1994 Dr. Lehrman held several positions at Wellcome PLC, the last being International Director, Biotechnology and Vice President, General Manager of Burroughs Wellcome Mfg., Inc., a biopharmaceutical production subsidiary. She also served as Vice President, Drug Development for Triangle Pharmaceuticals until July 1996 and President of CytoTherapeutics, Inc., before joining GTC.

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

Mr. Glick has been President, Primedica Corporation, a wholly-owned subsidiary of GTC, since February 1998 and has served as Vice President, Marketing and Corporate Development of GTC since June 1995. Prior to that he was Vice President, Corporate Development of GTC from October 1994, and of TSI from June 1993. From January 1994 to January 1996, he also served as President of Primedica's Rockville Laboratories subsidiary. From November 1991 to May 1993, he was Director, Corporate Development of TSI. Prior to joining TSI, he was a strategy consultant at Bain & Company.

ITEM 2.  PROPERTIES

GTC's headquarters and research facilities for the transgenics segment are located in approximately 9,100 square feet of laboratory and office space leased from Genzyme in Framingham, Massachusetts. This lease expired in May 1998, at which time the lease automatically renewed, and continues to renew annually, on a year-to-year basis until terminated by either party on 90 days' notice. (See "Item 1 - Business--Relationship with Genzyme.")

GTC owns a 383-acre commercial production facility in central Massachusetts. This facility contains 106,793 square feet of production, laboratory and administrative space dedicated to its transgenic segment. The facility also currently houses more than 1,500 goats. GTC believes its and Genzyme's current facilities are adequate for significant further development of commercial transgenic products. GTC also currently utilizes animal housing, care and treatment facilities operated by Tufts in Massachusetts.

Primedica also owns or leases sites for each of its testing laboratories. The Company's Worcester laboratories occupy two facilities in Worcester, Massachusetts, the largest of which is an approximately 107,600 square foot preclinical testing facility, leased through March 2005. In addition, Primedica owns an adjacent building that consists of 46,800 square feet, of which 28,100 square feet of space has been renovated for preclinical testing. The remaining 18,700 square feet, of which 16,000 square feet is unrenovated shell space, is available for future expansion.

In addition, Primedica owns and occupies a 68,000 square-foot preclinical testing facility in Redfield, Arkansas; leases a 55,000 square-foot facility in Horsham, Pennsylvania consisting of a 38,000 square foot preclinical testing facility and 16,000 square feet of unrenovated expansion space, under a lease which expires in June 2002; operates its formulation business in a 10,500 square-foot laboratory facility in Cambridge, Massachusetts under a lease that expires in October 2002; and occupies a 27,000 square-foot laboratory and office facility in Rockville, Maryland, under a lease expiring in December 2000 and leases 5,000 square feet of office space located in Milford, Massachusetts under a lease expiring in October 2001.

ITEM 3.  LEGAL PROCEEDINGS

GTC is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 1998, no matter was submitted to a vote of the security holders of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The Common Stock of GTC commenced trading on July 9, 1993 in the Nasdaq National Market System under the symbol GZTC. Quarterly high and low sales prices for the stock as reported by the Nasdaq National Market System are shown below.

                                     HIGH                    LOW
                                     ----                    ---
         1997:
            1st  Quarter            10 1/4                  6
            2nd Quarter             9 1/4                   6 3/8
            3rd  Quarter            12 3/16                 8
            4th  Quarter            14                      8 1/4

         1998:
            1st  Quarter            13 1/2                  9
            2nd Quarter             12 1/4                  7 11/16
            3rd  Quarter            8                       4
            4th  Quarter            7 1/4                   2 1/16


On March 16, 1999, there were approximately 781 shareholders of GTC of record.

The Company has never paid a cash dividend on its Common Stock and currently expects that future earnings will be retained for use in its business.


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below as of January 3, 1999 and December 28, 1997 and for each of the three fiscal years in the period ended January 3, 1999 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of December 29, 1996 and December 31, 1995 and 1994, and for the years ended December 31, 1995 and 1994 are derived from audited consolidated financial statements not included in this Report.

This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in thousands except per share data)


                                                                     FOR THE FISCAL YEARS ENDED
                                            ----------------------------------------------------------------------------
                                             JANUARY 3,     DECEMBER 28,    DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                               1999             1997            1996            1995            1994
                                            ----------      ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:

Revenues:
     Services                               $    50,816     $    43,417     $    38,496     $    38,496     $     4,465

     Sponsored research and development          11,596          19,521           8,338           6,022           4,097

     Products                                      --              --              --              --               909
                                            -----------     -----------     -----------     -----------     -----------
                                                 62,412          62,938          46,834          32,421           9,471
Costs and expenses:

     Services                                    43,668          36,989          33,356          24,250           5,157

     Research and development                    16,641          17,840           8,684           6,394           4,671

     Products                                      --              --              --              --               841

     Selling, general and administrative         16,184          15,650          11,691           8,919           3,596

     Equity in loss of Joint Venture              4,285             811             356             713             582

     Impairment of investment in Joint
        Venture                                    --              --              --              --                58
                                            -----------     -----------     -----------     -----------     -----------
                                                 80,778          71,290          54,087          40,276          14,905
                                            -----------     -----------     -----------     -----------     -----------
Loss from continuing operations                 (18,366)         (8,352)         (7,253)         (7,855)         (5,434)

Other income and (expenses):

     Interest income                                280             136              85              32             238

     Interest expense                            (1,379)         (1,129)         (1,138)         (1,007)           (263)

     Other income                                   100              50             587             780            --
                                            -----------     -----------     -----------     -----------     -----------
Loss from continuing operations before
   income taxes                                 (19,365)         (9,295)         (7,719)         (8,050)         (5,459)

     Provision (benefit) for income taxes           225              48              27          (2,346)              7
                                            -----------     -----------     -----------     -----------     -----------
Loss from continuing operations             $   (19,590)    $    (9,343)    $    (7,746)    $    (5,704)    $    (5,466)

Discontinued operations
     Income from discontinued clinical
        operations
        (less applicable taxes of $239
          and $21)                                 --              --               --              412             182

     Gain on disposal of clinical
        operations
        (less applicable income taxes of
          $3,401)                                  --              --               --            1,159            --
                                            -----------     -----------     -----------     -----------     -----------
Net loss                                    $   (19,590)    $    (9,343)    $    (7,746)    $    (4,133)    $    (5,284)
Dividends to preferred shareholders              (1,156)           --              --              --               --
                                            -----------     -----------     -----------     -----------     -----------
Net loss to common shareholders             $   (20,746)    $    (9,343)    $    (7,746)    $    (4,133)    $    (5,284)
                                            -----------     -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------     -----------
Net loss to common shareholders per
   weighted average number of common
     shares (basic and diluted):
     From continuing operations             $     (1.15)    $     (0.54)    $     (0.52)    $     (0.48)    $     (0.83)
                                            -----------     -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------     -----------
     Net loss                               $     (1.15)    $     (0.54)    $     (0.52)    $     (0.35)    $     (0.80)
                                            -----------     -----------     -----------     -----------     -----------
                                            -----------     -----------     -----------     -----------     -----------
Weighted average number of shares
   outstanding (basic and diluted)           17,978,677      17,253,292      14,801,725      11,788,542       6,598,545



                                              JANUARY 3,    DECEMBER 28,    DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                                 1999           1997            1996            1995            1994
                                              ----------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:

     Cash and cash equivalents                 $11,740       $ 6,383         $ 8,894         $ 5,825         $   816

     Short-term investments                       --            --              --              --             2,231

     Working capital (deficit)                  (4,319)       (8,423)           (116)         (7,011)         (7,858)

     Total assets                               83,337        70,980          66,704          58,042          47,993

     Long-term liabilities                      10,397        10,779           6,742           7,179           9,082

     Stockholders' equity                       36,204        27,378          35,204          27,288          19,424


There were no cash dividends paid for any period presented.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED JANUARY 3, 1999 AS COMPARED TO YEAR ENDED DECEMBER 28, 1997

Total revenues for 1998 were $62.4 million, compared with $62.9 million in 1997, a decrease of $500,000 or 1%. Service revenues increased to $50.8 million in 1998 from 43.4 million in 1997, an increase of $7.4 million or 17%. Research and development revenues decreased to $11.6 million in 1998 from $19.5 million in 1997, a decrease of $7.9 million or 41%. The decrease reflects the impact on revenue of the establishment, in January 1998, of the joint venture ("ATIII LLC") for the development of recombinant human antithrombin III (AT-III") with Genzyme Corporation ("Genzyme"). Had the AT-III program been structured on the same basis during 1998 as during 1997, research and development revenues for 1998 would have increased by approximately $713,000 or 4%.

Cost of services in 1998 were $43.7 million compared to $37.0 million in 1997, an increase of 18%, due, primarily, to increased service volumes. Sponsored research and development expenses decreased to $10.5 million in 1998 from $12.6 million in 1997, a decrease of $2.1 million or 17%. The decrease is due to the impact of the formation of ATIII LLC. In 1997, the full cost of the AT-III development program, including subcontractor costs, was reflected by the Company as sponsored research and development expense and, to the extent that the program was funded, as sponsored research and development revenue. With the formation of ATIII LLC in 1998, all funding and subcontractor costs are being recorded directly by ATIII LLC. Costs incurred by the Company for the AT-III development program are being funded by ATIII LLC and, therefore, only these costs are being recorded equally as sponsored research and development revenue and sponsored research and development expense. Had the AT-III development program been structured on the same basis during 1998 as during 1997, the sponsored research and development expenses would have increased by approximately $6.6 million over the 1997 rate. Internal research and development expenses increased to $6.2 million in 1998 from $5.3 million in 1997, an increase of $900,000 or 17%. The increase is due to increased work on the cancer vaccine program and increased activity on internal research programs.

Gross profit, defined as revenues less service costs and research and development costs, in 1998 amounted to $2.1 million versus $8.1 million in 1997. The decrease is primarily due to $4.4 million of transgenic milestones from the joint venture with Sumitomo Metals Industries, LTD ("SMIG JV") recorded in 1997 in connection with the AT-III program, a $1.5 million milestone from Bristol-Myers Squibb in 1997 relating to the BR96 collaboration. Additionally, an increase of $900,000 in internal R&D was offset by an increase of $700,000 in services gross profit. Gross profit on services for 1998 was $7.1 million, a gross margin of 14%, versus $6.4 million, a gross margin of 15% in 1997. The decrease in gross margin is due to increased revenue recognized on contracts not signed until the first quarter of 1997 but for which costs had previously been incurred and recognized, partially offset by improved utilization in 1998 due to increased revenues.

Selling, general and administrative ("S,G &A") expenses increased to $16.2 million in 1998 from $15.7 million in 1997, an increase of $500,000 or 3%. The increase is due to the increased marketing effort and additional costs associated with the name change for Primedica as well as the addition of administrative personnel required to support the growth in transgenic research and development programs.

Interest income increased to $280,000 in 1998, from $136,000 in 1997, due to an increase in funds available for investment as a result of proceeds received from the preferred stock offering in the first quarter of 1998 and the sale of common stock in a registered direct offering in the second quarter of 1998. Interest expense increased to $1.4 million in 1998, from $1.1 million in 1997. Of the 1998 total, $1,144,000 represents interest incurred by the testing service operations, $101,000 represents interest for the financing of the transgenic production facility and $134,000 represents interest incurred under the Convertible Debt and Development Funding Agreement with Genzyme ("Genzyme Credit Line") (see Item 8 and Note 4 to the consolidated financial statements appearing in this report).

The Company recognized $100,000 of non-operating income in 1998 compared to $50,000 in 1997. The 1998 amount represents an earnout payment in connection with the sale in 1995 of the TSI Center for Diagnostic Products Inc. ("CDP").

The Company recognized $4.3 million of joint venture losses incurred on ATIII LLC during 1998. In 1997, the Company incurred $811,000 of losses on the SMIG JV (see Item 8 and Note 11 to the consolidated financial statements appearing in this report).


YEAR ENDED DECEMBER 28, 1997 AS COMPARED TO YEAR ENDED DECEMBER 29, 1996

Total revenues for 1997 were $62.9 million, compared with $46.8 million in 1996, an increase of $16.1 million or 34%. Service revenues increased to $43.4 million in 1997 from $38.5 million in 1996, an increase of $4.9 million or 13%. Sponsored research and development revenues increased to $19.5 million in 1997 from $8.3 million in 1996, an increase of

$11.2 million or 135%, due primarily to an increase in activity and revenues related to the funding received from Genzyme in the development of the lead compound, AT-III, the achievement of $4.4 million in milestones from the SMIG JV, the achievement of a $1.5 million milestone from Bristol-Meyers Squibb related to the BR96 collaboration and increased commercial activity.

Cost of services in 1997 was $37 million compared to $33.4 million in 1996, an increase of $3.6 million or 11%, due, primarily, to the increased service volumes. Sponsored research and development expenses increased to $12.6 million in 1997 from $7.9 million in 1996, an increase of $4.7 million or 59%. The increase is due to the operating costs of a manufacturing facility coming on-line for the production of AT-III clinical trial material and increased activity in commercial programs. Internal research and development increased to $5.3 million in 1997 from $828,000 in 1996, an increase of 540%. The increase is due to the cancer vaccine program being initiated in 1997 and increased internal research.

Gross profit in 1997 amounted to $8.1 million versus $4.8 million in 1996. Gross profit on services in 1997 was $6.4 million, a gross margin of 15%, versus $5.1 million, a gross margin of 13%, in 1996. The improvement in the services margins was primarily due to increased services revenues.

SG&A expenses increased to $15.7 million in 1997 from $11.7 million in 1996, an increase of $4 million or 34%. The increase is due to an increase in the sales and marketing effort and to the addition of administrative personnel required to support the growth in transgenic research and development programs, $434,000 of transaction costs on uncompleted merger and acquisition activities as well as $326,000 in one-time personnel-related charges.

Interest income increased to $136,000 in 1997, from $85,000 in 1996, due to the investment of funds from the Company's secondary public offering and receipt of interest on funds that were held in escrow last year. Interest expense was essentially unchanged year to year at $1.1 million. Of the 1997 total, $962,000 represents interest incurred by the testing service operations, $161,000 represents interest for the financing of the transgenic production facility and $6,000 represents interest incurred under the Genzyme Credit Line (see Item 8 and Note 4 to the consolidated financial statements appearing in this report).

The Company recognized $50,000 of non-operating income in 1997 compared to $587,000 in 1996, a decrease of $537,000 or 91%. Of the 1996 total, $538,000 represents the collection of the final payments of the promissory note received in connection with the 1995 sale of the CDP.

The Company recognized $811,000 of joint venture losses in 1997 compared to $356,000 in 1996. The increase was due to additional research by the SMIG JV including increased research funding to the Company (see Item 8 and Note 11 to the consolidated financial statements appearing in this report).

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $11.7 million at January 3, 1999. During 1998, the Company had a $5.4 million net increase in cash. Sources of funds during the period include net proceeds of $18.9 million from the issuance of preferred stock, net proceeds of $6.4 million from the issuance of common stock, $1.6 million of proceeds received from employee stock purchase and stock option plans, $2.2 million of proceeds from issuance of long-term debt and $5.1 million in net borrowings under a commercial bank revolving line of credit. Cash inflows were offset by $8.0 million of cash used in operations (due primarily to the net loss of $19.6 million, of which $10.1 million represented non-cash charges), $6.0 million invested in capital equipment for further expansion of the transgenic production facility and the expansion of the laboratory facilities, $6.0 million used to pay down the Genzyme revolving line of credit, $4.4 million invested in ATIII LLC and $4.1 million used to pay down long-term debt.

In March 1998, the Company completed a $20 million private placement of Series A Convertible Preferred Stock (the "Preferred Stock") to three institutional investors. The Preferred Stock matures in three years, callable in cash or common stock at the sole discretion of the Company, and commencing on December 21, 1998 became convertible into common stock at the lower of the average of any 5 day closing bid prices selected by the holder, in the 20 trading days immediately preceding the conversion date or $14.55. Conversion is subject to maximum share limitations, and if holders are unable to convert a portion of preferred stock due to these limitations, a dividend equal to 10% per annum of the face amount of the unconverted preferred stock, payable in cash or preferred stock at the Company's sole option will accrue (see Item 8 and Note 5 to the consolidated financial statements appearing in this report). As a result of this financing, the amount of the revolving line of credit from Genzyme Corporation established under a May 1996 agreement (the "Genzyme Credit Line") was reduced to approximately $6.3 million.

In May 1998, the Company completed a private placement of 603,300 shares of common stock at $10.80 per share in a registered direct offering to a single purchaser raising approximately $6.4 million in new equity.

In December 1998, GTC refinanced its bank line of credit and a term loan with a new commercial bank. The credit line was increased to $17.5 million (the "New Credit Line") for a three year term expiring in December 2001. Under the New Credit Line, borrowing capacity was increased by $10 million to $17.5 million, a portion of which may be utilized for letters of credit. Availability under the term loan, which provides financing for facilities expansion (the "New Term Loan"), was increased by $5 million to $7.1 million. As of January 3, 1999, approximately $11.1 million was outstanding and $4.9 million was available under the New Credit Line while approximately $1.8 million was outstanding and $5.3 million was available under the New Term Loan. A standby letter of credit with a face amount of $1.5 million has been issued under the New Credit Line to support a major facility lease. No amounts were due under the standby letter of credit as of January 3, 1999. The Company has outstanding debt of $11.8 million payable through 2012 and operating leases with future minimum payments of $9.2 million through 2005. The Company has entered into a collaboration agreement for the ATIII LLC joint venture under which it has committed to fund 30% of development costs until Genzyme has contributed $33 million and 50% of development costs thereafter, as well as 50% of all new facility costs (see Item 8 and Notes 2, 9 and 11 to the consolidated financial statements appearing in this report).

Also in December 1998, the Company obtained an additional $5 million lease commitment pursuant to an equipment lease agreement from a commercial leasing company which was fully available at January 3, 1999.

The Company had a working capital deficit of $4.3 million at January 3, 1999 compared to a deficit of $8.4 million at December 28, 1997. As of January 3, 1999, the Company had approximately $4.9 million available under the New Credit Line, $6.3 million available under the Genzyme Credit Line, $5.3 million available on the New Term Loan and $5 million available under various capital lease lines. Under the Company's 1999 operating plan, existing cash balances, along with funds available under bank and lease lines and the Genzyme Credit Line, are expected to be sufficient to fund the Company into the year 2000. The Company continues to consider various alternative future financing strategies, such as collaborative arrangements, public or private sales of its securities, including securities in certain subsidiaries, additional mortgage or lease financing, asset sales and other sources.

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

The Company has appointed a Year 2000 task force to address the issues and assess the potential impact of the Year 2000 problem. The task force is evaluating the Company's financial systems, computers, software and other equipment to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems, software and other equipment will be Year 2000 compliant by the Summer of 1999. The Company has spent approximately $100,000 and estimates that it will spend approximately $300,000 to $400,000 in capital replacement of computers, equipment and software upgrades. The Company will incur another $100,000 to $200,000 for costs of implementation. The Company will initiate communications with third party suppliers and is requesting that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. Additionally, the Company is assessing those vendors that are not Year 2000 compliant and is in the process of finding alternative vendors that are compliant.

Because the Company currently anticipates that it will achieve Year 2000 compliance, it has not formulated a contingency plan. However, should the Company determine there is significant risk that it may be unable to adhere to its compliance timetable, it will assess reasonably likely scenarios resulting from noncompliance and establish a contingency plan to address such scenarios.

The Company's ability to achieve Year 2000 compliance is subject to various uncertainties including the Company's ability to successfully identify systems and programs not Year 2000 compliant, the nature and amount of programming required to correct or replace affected programs, the availability and magnitude of labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue. Therefore, while the financial impact of implementing Year 2000 compliance remediation has not been and is not anticipated to be material to the Company's business, financial position or results of operations, the Company can make no assurances with respect to the costs of remediation efforts not yet incurred. Additionally, the Company cannot be certain that it will achieve adequate Year 2000 compliance in a timely manner or that any impact of a failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain financial instruments at January 3, 1999, including a guaranty, two revolving lines of credit, a letter of credit and various loans outstanding which are sensitive to changes in interest rates. The Company has a guaranty by Genzyme Corporation, obtained in December 1998, of the Company's credit facility with a commercial bank, whose carrying value of $969,000 approximates fair value. Also, the Company has revolving lines of credit with a commercial bank and with Genzyme Corporation totaling $23.8 million, which accrue interest at a variable rate. At January 3, 1999, $11.1 million is outstanding under the lines and the weighted average interest rate is 2.03%. As part of the revolving credit facility at a commercial bank, the Company has been issued a $1.5 million standby letter of credit in support of a major facility lease, of which none has been drawn down at January 3, 1999. Additionally, the Company has various loans outstanding. These instruments are not leveraged and are held for purposes other than trading.

For the various loans outstanding, the table below presents the principal cash flows that exist by maturity date and the related average interest rate.



                                                 1999    2000     2001    2002     2003    THEREAFTER     TOTAL
                                                 ----    ----     ----    ----     ----    ----------     -----

Fixed rate debt  ($ in 000's)                     661     510      919     422      461      2,145        5,118

Average interest rate on fixed rate debt         9.2%    9.3%     9.0%    9.0%     9.0%       8.5%

Variable rate debt ($ in 000's)                   184     183    1,469     --       --         --         1,836


The interest rate of the variable debt was 7.75% at January 3, 1999. At January 3, 1999, the fair value of these loans approximates carrying value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

FINANCIAL STATEMENTS

Response to this item is submitted as a separate section of this report immediately following Item 14.




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is set forth in part under the captions "ELECTION OF DIRECTORS" and "SECTION 16 (a) BENEFICIAL REPORTING COMPLIANCE" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 25, 1999 (the "Proxy Statement") which are incorporated herein by reference, and the remainder of such information is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 1A hereof.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The Company's Financial Statements and the ATIII LLC Financial Statements appear as a separate section of this report immediately following Item 14.

         All other schedules have been omitted because the required information is not applicable or not present in amounts sufficient to required submission of the schedule, or because the information required is in the consolidated financial statements or the notes thereto.

         The Exhibits to this report are listed below under Part IV, Item 14(c) hereof.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended January 3, 1999.

(c)      Exhibits

         The exhibits filed as part of this Form 10-K are listed on the
         Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

FORM 10-K-ITEMS 8, 14(a) (1), (a)(2) AND (d)

GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES

List Of Financial Statements And Financial Statement Schedules

The following consolidated financial statements of Genzyme Transgenics Corporation and subsidiaries are included in Item 8:

         Report of PricewaterhouseCoopers LLP - Independent Accountants

         Consolidated Balance Sheets--January 3, 1999 and December 28, 1997

         Consolidated Statements of Operations--For the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996

         Consolidated Statements of Stockholders* Equity--For the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996

         Consolidated Statements of Cash Flows--For the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996

         Notes to Consolidated Financial Statements

The following financial statements of ATIII LLC are included in Item 4(d):

         Report of PricewaterhouseCoopers LLP - Independent Accountants

         Balance Sheet - December 31, 1998

         Statement of Operations for the period from January 1, 1998 (date of inception) to December 31, 1998

         Statement of Cash Flows for the period from January 1, 1998 (date of inception) to December 31, 1998

         Statement of Changes in Venturer's Capital for the period from January 1, 1998 (date of inception) to December 31, 1998

         Notes to Financial Statements

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Genzyme Transgenics Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Genzyme Transgenics Corporation and its subsidiaries (the "Company") at January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                  /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 1999

                         GENZYME TRANSGENICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)



                                                                                                   JANUARY 3,    DECEMBER 28,
                                                                                                     1999           1997
                                                                                                  ------------   ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                       $ 11,740      $  6,383

   Accounts receivable, net of allowance of $487 and $390 at
      January 3, 1999  and December 28,1997, respectively                                            12,334        10,517
   Unbilled contract revenue (including $771 and
      $891 from related parties at January 3, 1999
       and December 28, 1997, respectively)                                                           6,847         6,069
   Other current assets                                                                               1,496         1,431
                                                                                                   --------      --------
         Total current assets                                                                        32,417        24,400
Net property, plant, and equipment                                                                   30,486        26,297
Costs in excess of net assets acquired, net                                                          18,404        19,532
Other assets                                                                                          2,030           751
                                                                                                   --------      --------
                                                                                                   $ 83,337      $ 70,980
                                                                                                   --------      --------
                                                                                                   --------      --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                                $  2,811      $  2,091
   Accounts payable - Genzyme Corporation                                                             1,487         3,364
   Accounts payable - ATIII LLC                                                                       2,418          --
   Revolving line of credit                                                                          11,096         6,000
   Revolving line of credit - Genzyme Corporation                                                      --           6,000
   Accrued expenses                                                                                   8,403         7,900
   Advance payments                                                                                   8,317         5,568
   Current portion of long-term debt and capital leases                                               2,204         1,900
                                                                                                   --------      --------
      Total current liabilities                                                                      36,736        32,823
   Long-term debt and capital leases, net of current portion                                          9,561         9,862
   Deferred lease obligation                                                                            741           613
   Other liabilities                                                                                     95           304
                                                                                                   --------      --------
       Total liabilities                                                                             47,133        43,602
Commitments and Contingencies (Note 3)
Stockholders' equity:
   Series A convertible preferred stock, $.01 par value; 5,000,000 shares authorized; 4,000,000 have been designated as Series A Convertible of which
     20,000 shares are issued and outstanding at January 3, 1999 (liquidation preference $20,000)
   Common stock, $.01 par value; 40,000,000 shares authorized; 18,384,024 and 17,403,406  shares issued and outstanding at January 3, 1999
        and December 28, 1997, respectively                                                             184           174
   Dividend on preferred stock                                                                       (1,156)         --
   Capital in excess of par value - preferred stock                                                  18,777          --

   Capital in excess of par value - common stock                                                     65,716        54,478

   Unearned compensation                                                                               (437)         --

Accumulated deficit                                                                                 (46,864)      (27,274)
   Accumulated other comprehensive loss                                                                 (16)         --
                                                                                                   --------      --------
       Total stockholders' equity                                                                    36,204        27,378
                                                                                                   --------      --------
                                                                                                   $ 83,337      $ 70,980
                                                                                                   --------      --------
                                                                                                   --------      --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except share and per share amounts)


                                                                              FOR THE FISCAL YEARS ENDED

                                                                    JANUARY 3,       DECEMBER 28,       DECEMBER 29,
                                                                       1999            1997               1996
                                                               -----------------  ----------------   -----------------
   Revenues:
     Services                                                  $     50,816       $     43,417       $     38,496
     Sponsored research and development                              11,596             19,521              8,338
                                                                ------------       ------------       ------------
                                                                     62,412             62,938             46,834
Costs and operating expenses:
     Services                                                        43,668             36,989             33,356
     Research and development:
         Sponsored                                                   10,486             12,558              7,856
         Internal                                                     6,155              5,282                828
     Selling, general and administrative                             16,184             15,650             11,691
     Equity in loss of joint ventures                                 4,285                811                356
                                                                ------------       ------------       ------------
                                                                ------------       ------------       ------------
                                                                     80,778             71,290             54,087
                                                                ------------       ------------       ------------

Loss from operations                                                (18,366)            (8,352)            (7,253)
Other income (expense):
   Interest income                                                      280                136                 85
   Interest expense                                                  (1,379)            (1,129)            (1,138)
   Other income                                                         100                 50                587
                                                                ------------       ------------       ------------

Loss from operations before income taxes                            (19,365)            (9,295)            (7,719)
Provision for income taxes                                              225                 48                 27
                                                                ------------       ------------       ------------

Net loss                                                       $    (19,590)      $     (9,343)      $     (7,746)

Dividend to preferred shareholders                                   (1,156)              --                 --
                                                                ------------       ------------       ------------

Net loss to common shareholders                                $    (20,746)      $     (9,343)      $     (7,746)
                                                                ------------       ------------       ------------
                                                                ------------       ------------       ------------

Net loss per common share (basic and diluted)                  $      (1.15)      $      (0.54)      $      (0.52)
                                                                ------------       ------------       ------------
                                                                ------------       ------------       ------------

Weighted average number of common shares
    outstanding (basic and diluted)                            $ 17,978,677       $ 17,253,292       $ 14,801,725
                                                                ------------       ------------       ------------
                                                                ------------       ------------       ------------

Comprehensive loss:
    Net loss                                                        (19,590)            (9,343)            (7,746)
    Other comprehensive income / (loss):
         Unrealized holding losses on available for
             sale securities                                            (16)              --                 --
         Reclassification adjustment for foreign currency
             translation losses included in net loss                   --                   10               --
                                                                ------------       ------------       ------------
    Total other comprehensive income / (loss)                           (16)                10               --
                                                                ------------       ------------       ------------
Comprehensive loss                                             $    (19,606)      $     (9,333)      $     (7,746)
                                                                ------------       ------------       ------------
                                                                ------------       ------------       ------------


The accompanying notes are an integral part of the consolidated financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                                               Series A Convertible                                 Capital in
                                                                  Preferred Stock     Common Stock                  Excess of
                                                                 -----------------   ---------------                Par Value
                                                                 Shares     Amount   Shares   Amount    Dividend   Common Stock
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                         --    $  --      13,151    $  132      $  --       $37,351
Net loss
Share of common stock to public, net of expenses                   --       --       3,450        34                   12,666
Issuance of common stock in connection with the
Convertible Debt and Development Funding Agreement                                     220         2                    1,671
Common stock issuance under Employee Stock Purchase Plan                               165         1                      511
Common stock issuance in connection with the GTC Savings
     and Retirement Plan                                                                58         1                      265
Issuance of warrants in settlement of liability                                                                           128
Proceeds from the exercise of stock options                                             87         1                      382
                                                                 ----    -----      ------    ------      -------     -------
Balance, December 29, 1996                                         --       --      17,131       171                   52,974
Net loss
Common stock issuance under Employee Stock Purchase Plan                               115         1                      572
Common stock issuance in connection with the GTC Savings
     and Retirement Plan                                                                37         1                      257
Issuance of warrants in connection with a debt financing                                                                  130
Translation adjustment
Proceeds from the exercise of stock options                                            120         1                      545
                                                                 ----    -----      ------    ------      -------     -------
Balance, December 28, 1997                                         --       --      17,403       174                   54,478
Net loss
Sale of preferred stock to institutional investors, net cash
     proceeds                                                      20
Issuance of warrants in connection with the preferred stock
     offering                                                                                              (1,156)      1,301
Sale of common stock in a private placement, net of expenses                           603         6                    6,440
Common stock issuance under Employee Stock Purchase Plan                               229         2                    1,149
Common stock issuance in connection with the GTC Savings
     and Retirement Plan                                                                43         1                      398
Issuance of warrants in connection with a debt financing                                                                  969
Issuance of stock options to non-employees                                                                                519
Unrealized loss on investment
Proceeds from the exercise of stock options                                            106         1                      462
                                                                 ----    -----      ------    ------      -------     -------
Balance, January 3, 1999                                           20    $  --      18,384    $  184      $(1,156)    $65,716
                                                                 ----    -----      ------    ------      -------     -------
                                                                 ----    -----      ------    ------      -------     -------




                                                             Capital in
                                                             Excess of                             Accumulated
                                                             Par Value                                Other           Total
                                                             Preferred    Unearned    Accumulated  Comprehensive   Stockholders'
                                                              Stock     Compensation    Deficit    Income(loss)       Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                   $  --                     $(10,185)       $(10)           $ 27,288
Net loss                                                                                 (7,746)                         (7,746)
Share of common stock to public, net of expenses                                                                         12,700
Issuance of common stock in connection with the
Convertible Debt and Development Funding Agreement                                                                        1,673
Common stock issuance under Employee Stock Purchase Plan                                                                    512
Common stock issuance in connection with the GTC Savings
     and Retirement Plan                                                                                                    266
Issuance of warrants in settlement of liability                                                                             128
Proceeds from the exercise of stock options                                                                                 383
                                                             -------      -----        --------        ----            --------
Balance, December 29, 1996                                                              (17,931)        (10)             35,204
Net loss                                                                                 (9,343)                         (9,343)
Common stock issuance under Employee Stock Purchase Plan                                                                    573
Common stock issuance in connection with the GTC Savings
     and Retirement Plan                                                                                                    258
Issuance of warrants in connection with a debt financing                                                                    130
Translation adjustment                                                                                   10                  10
Proceeds from the exercise of stock options                                                                                 546
                                                             -------      -----        --------        ----            --------
Balance, December 28, 1997                                                              (27,274)         --              27,378
Net loss                                                                                (19,590)                        (19,590)
Sale of preferred stock to institutional investors, net cash
     proceeds                                                 18,922                                                     18,922
Issuance of warrants in connection with the preferred stock
     offering                                                   (145)                                                        --
Sale of common stock in a private placement, net of expenses                                                              6,446
Common stock issuance under Employee Stock Purchase Plan                                                                  1,151
Common stock issuance in connection with the GTC Savings
     and Retirement Plan                                                                                                    399
Issuance of warrants in connection with a debt financing                                                                    969
Issuance of stock options to non-employees                                 (437)                                             82
Unrealized loss on investment                                                                           (16)                (16)
Proceeds from the exercise of stock options                                                                                 463
                                                             -------      -----        --------        ----            --------
Balance, January 3, 1999                                     $18,777      $(437)       $(46,864)       $(16)           $ 36,204
                                                             -------      -----        --------        ----            --------
                                                             -------      -----        --------        ----            --------



The accompanying notes are an integral part of the consolidated financial statements

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                           FOR THE FISCAL YEAR ENDED
                                                                                 JANUARY 3,       DECEMBER 28,     DECEMBER 29,
                                                                                    1999              1997            1996
                                                                                  -----------------------------------------------
Cash flows for operating activities:
    Net loss                                                                         $(19,590)      $ (9,343)      $ (7,746)

    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                   5,002          4,149          3,821

        Provision (recovery) of accounts receivable allowances                            166            124           (237)

        Shares to be issued for 401-K employer match                                      515            464            368
        Issuance of non-employee options                                                   82           --             --
        Loss on disposal of fixed assets                                                 --                7            165
        Equity in loss of Joint Ventures                                                4,285            811            356
        Issuance of warrants in settlement of liability                                  --             --              128
   Changes in assets and liabilities:
        Accounts receivable and unbilled contract revenue                              (2,844)        (2,471)        (4,072)
        Other current assets                                                              502             78           (700)
        Accounts payable                                                                1,261          1,124            (38)
        Other accrued expenses                                                            387          1,783         (1,153)
        Advance payments                                                                2,249         (1,081)         1,959
                                                                                     --------       --------       --------
        Net cash used by operating activities                                          (7,985)        (4,355)        (7,149)
Cash flows for investing activities:
    Purchase of property, plant and equipment                                          (6,005)        (6,175)        (3,549)
    Investment in Joint Ventures                                                       (4,358)          (528)          --
    Restricted cash                                                                      --             --            1,425
    Other assets                                                                         (391)          --              632
                                                                                     --------       --------       --------
         Net cash used in investing activities                                        (10,754)        (6,703)        (1,492)
Cash flows from financing activities:
    Net proceeds from the issuance of common stock                                      6,446           --           12,700
    Net proceeds from employee stock purchase plan                                      1,151            573            512
    Net proceeds from the exercise of stock options                                       463            546            383
    Net proceeds from the issuance of convertible preferred stock                      18,922           --             --
    Proceeds from long-term debt                                                        2,162          5,302           --
    Repayment of long-term debt                                                        (4,063)        (3,597)        (1,713)
    Net borrowings under revolving line of credit                                       5,096           --             --
    Investment and advances by Genzyme Corporation                                     (6,000)         6,000          1,673
    Deferred financing costs                                                             --             (170)          --
    Other long-term liabilities                                                           (81)          (117)          (420)
                                                                                     --------       --------       --------
        Net cash provided by financing activities                                      24,096          8,537         13,135
                                                                                     --------       --------       --------
                                                                                     --------       --------       --------
Net increase (decrease) in cash and cash equivalents                                    5,357         (2,521)         4,494
Effect of exchange rates on cash                                                         --               10           --
Cash and cash equivalents at beginning of the year                                      6,383          8,894          4,400
                                                                                     --------       --------       --------
Cash and cash equivalents at end of year                                             $ 11,740       $  6,383       $  8,894
                                                                                     --------       --------       --------
                                                                                     --------       --------       --------


The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 (all tabular $ in thousands, except per share data)

NOTE 1. NATURE OF BUSINESS

Genzyme Transgenics Corporation (together with its subsidiaries, the "Company") is engaged in the application of transgenic technology to the development and production of recombinant proteins for therapeutic and diagnostic uses and, through its wholly-owned subsidiary, Primedica Corporation ("Primedica"), formerly TSI Corporation ("TSI"), is a leading provider of preclinical and toxicology testing services to pharmaceutical, biotechnology, medical device and chemical companies.

The accompanying financial statements have been presented on the assumption that the Company is a going concern. The Company has incurred losses and negative operating cash flow in each of the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996. The Company had a working capital deficit of $4.3 million at January 3, 1999. As of January 3, 1999, the Company had $4.9 million available under a credit line with a commercial bank, $6.3 million available under a credit line with Genzyme Corporation ("Genzyme"), $5 million available under a lease commitment pursuant to an agreement with a commercial leasing company and $5.3 million available under a term note facility with a commercial bank.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, raising additional capital, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company was incorporated in February 1993. On October 1, 1994, the Company acquired TSI and its respective subsidiaries, Argus Research Laboratories, Inc. ("Argus"), The TSI Center for Diagnostic Products, Inc. ("CDP"), Health and Sciences Research Incorporated ("HSRI"), TSI Mason Laboratories, Inc. ("Mason"), TSI Redfield Laboratories, Inc. ("Redfield"), TSI Washington Laboratories, Inc. ("Washington") and G.D.R.U. Limited ("GDRU"). In July 1995, the Company acquired BioDevelopment Laboratories, Inc. ("BDL"). In August 1995, the Company closed its HSRI laboratory. Effective September 1, 1995, the Company completed the sale of GDRU. HSRI and GDRU were the only laboratories performing human clinical trials within the Company's operations.

In February 1998, the Company reorganized TSI and its respective subsidiaries and BDL to form Primedica Corporation.

Genzyme is the Company's largest single stockholder. As a result of various equity transactions, Genzyme owned 40% of the Company at January 3, 1999 and 43% at December 28, 1997.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company accounts for its 22% investment in the joint venture between SMI Genzyme Ltd. and Sumitomo Metals Industries Ltd. ("SMIG JV") using the equity method. The Company accounts for its 50% investment in the joint venture between the Company and Genzyme ("ATIII LLC") under the equity method. All significant intercompany transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include contract revenue recognition, net realizable value of costs in excess of net assets acquired, account receivable reserves, tax valuation reserves and the assumptions regarding the presentation of the Company as a going concern. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents, consisting principally of money market funds and municipal notes purchased with initial maturities of three months or less, are valued at market.

MARKETABLE SECURITIES

Marketable securities, which include the Company's investment in equity securities, have been classified as available for sale and are stated at market value based on quoted market prices. Gains and losses on sales of securities are calculated using the specific identification method.

At January 3, 1999, there was $67,000 of marketable securities included in other current assets and an associated $16,000 of unrealized loss included in accumulated other comprehensive loss and equity.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company is subject to the concentration of credit risk of its commercial bank that holds the revolving line of credit and term loan which the Company relies on for its future cash flows. At January 3, 1999 and December 28, 1997, approximately 94% and 87%, respectively of cash and cash equivalents were held by one financial institution. Total credit facilities at one commercial bank are $24.6 million at January 3, 1999.

The Company provides most of its testing services to diverse pharmaceutical companies worldwide. The Company also provides services to the U.S. government. See Note 8 for additional revenue information. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Activity for fiscal 1996 included a provision of $334,000, recovery of $571,000 and write-offs of $144,000. Activity for fiscal 1997 included a provision of $256,000, a recovery of $132,000 and write-offs of $156,000. Activity for fiscal 1998 included a provision of $166,000 and write-offs of $69,000.

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

The following is the summary of property, plant and equipment and related accumulated amortization and depreciation as of January 3, 1999 and December 28, 1997.


                                                          YEARS                JANUARY 3,                DECEMBER 28,
                                                         OF LIFE                  1999                       1997
                                                        ---------                ------                     -----


Land                                                        -                   $   983                    $   534
Buildings                                                20 - 30                 15,968                     13,225
Livestock                                                   3                     1,959                      1,291
Leasehold improvements                                  lease life                4,880                      3,751
Laboratory, manufacturing and
    office equipment                                      3 - 10                  6,753                      5,829
Laboratory, manufacturing and
    office equipment - capital lease                      3 - 10                 10,093                      8,199
Construction in process                                     -                       179                         77
                                                                                -------                    -------
                                                                                $40,815                    $32,906
Less accumulated amortization and
    depreciation                                                                 10,329                      6,609
                                                                                -------                    -------
Net property, plant and

    equipment                                                                   $30,486                    $26,297
                                                                                -------                    -------
                                                                                -------                    -------



Depreciation and amortization expense was $3,771,000, $2,919,000 and $2,603,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 respectively. Accumulated amortization for equipment under capital lease was $3,352,000 and $2,154,000 at January 3, 1999 and December 28, 1997,
respectively.

NON CASH TRANSACTIONS

During fiscal 1996, the Company converted $1,673,000 of debt into 219,565 shares of common stock under the Convertible Debt and Development Funding Agreement with Genzyme. The Company also purchased $2,009,000 of fixed assets and financed these additions with capital lease obligations.

During fiscal 1997, the Company purchased $2,482,000 of fixed assets and financed these additions with capital lease obligations. The Company issued warrants valued at $130,000 in connection with the financing for the expansion of Mason Laboratories (see Note 4).

During fiscal 1998, the Company purchased $1,904,000 of fixed assets and financed these additions with capital lease obligations. The Company received stock in payment for an accounts receivable and an advance payment valued at $583,000. The Company issued warrants valued at $969,000 in connection with the Genzyme guarantee of a credit line with a commercial bank (see Note 4). The Company issued warrants valued at $1,301,000 in connection with a Preferred Stock offering (see Note 5). The Company issued stock options to non-employees valued at $519,000.

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

COSTS IN EXCESS OF NET ASSETS ACQUIRED

The $15,860,000 of excess consideration paid and costs incurred over the net value of assets acquired (goodwill) by GTC in 1994 of TSI is being amortized using the straight-line method over a twenty-year period. The carrying value of goodwill is included in management's evaluation of the recoverability of its long-lived assets. Accumulated amortization at January 3, 1999 was $3,488,000.

The $7,329,000 of excess consideration paid and costs incurred over the net fair value of assets of BDL acquired by GTC in 1995 is being amortized using the straight-line method over twenty years. Accumulated amortization at January 3, 1999 was $1,297,000.

At January 3, 1999, goodwill totaled $23,189,000 with $4,785,000 accumulated amortization.

DEFERRED FINANCE CHARGES

The Company incurs various charges relating to financings the Company has entered into. The Company includes these amounts in other assets and amortizes the amount to interest expense over the life of the debt. The unamortized balance at January 3, 1999 and December 28, 1997 was approximately $1.3 million and $271,000, respectively.

ACCRUED EXPENSES

Accrued expenses included the following:


                                          AT JANUARY 3,                      AT DECEMBER 28,
                                               1999                              1997
                                       --------------------              ----------------------

Accrued payroll and benefits                  $3,146                              $2,877
Accrued severance                                329                                 523
Loss reserves on contracts                       614                                 807
Current income tax                               264                                   -
Other                                          4,050                               3,693
                                              ------                             -------

    Total accrued expenses                    $8,403                              $7,900
                                              ------                             -------
                                              ------                             -------


As a result of the 1995 acquisition of BDL, the Company established severance reserves of $542,000 for the elimination of 19 positions of which nine were laboratory positions, three were accounting/finance positions and seven were general and administrative positions, all of which has been paid as of January 3, 1999.

As a result of the merger with TSI, the Company established severance reserves for the elimination of 35 positions of which 20 were laboratory positions, eight were accounting/finance positions and seven were general and administrative positions. The total severance established was $1,417,000 to be paid through 2000. As of January 3, 1999, $1,226,000 has been paid. Of the remaining $191,000 balance, $95,000 was classified as a long-term liability.

Additionally, there have been various other terminations for which the Company recorded expense of $265,000 and $296,000 in 1998 and 1997, respectively. At January 3, 1999 and December 28, 1997, $233,000 and $296,000 is included in accrued expenses, respectively.

INVESTMENT IN JOINT VENTURES

In 1990, the Company entered into the SMIG JV joint venture with Sumitomo Metal Industries as a minority owner (see Note 11). The investment has been accounted for under the equity method since March 1994, with the Company recognizing its 22% share of the SMIG JV losses in its Statement of Operations. In October 1995 and March 1997, the Company made additional investments of $807,000 and $528,000, respectively, in the SMIG JV, which maintained the Company's interest at 22%. In December 1997, the equity investment in the SMIG JV was reduced to zero as a result of recognizing the Company's share of the SMIG JV's losses. The Company has neither obligation nor intention to provide additional funding to the SMIG JV, and has therefore discontinued recognizing its share of the SMIG JV's losses.

On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed. The Company's 50% ownership in ATIII LLC is accounted for under the equity method (see Note 11).



REVENUE RECOGNITION AND CONTRACT ACCOUNTING

For both services and research and development revenues, the Company accounts for cost reimbursement contracts and fixed price contracts using the percentage of completion method. Unbilled contract revenue represents recoverable costs and accrued profit which had not been billed at the balance sheet date. Advance payments represent cash received from customers in advance of the work being performed. Research and development revenues in fiscal 1998 consisted of $3,318,000 from the ATIII LLC (see Note 11), $11,000 from related parties (see
Note 9) and $8,267,000 from commercial clients.

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

NET LOSS PER COMMON SHARE

The Company applies Statement of Financial Accounting Standards No. 128, ("SFAS 128") EARNINGS PER SHARE in calculating earnings per share ("EPS"). Common stock equivalents of the Company consist of warrants (see Note 5), stock options (see
Note 6), stock to be issued under the 401-K savings plan (see Note 6), convertible debt (see Note 4) and convertible preferred stock (see Note 5). The Company was in a net loss position in 1998, 1997 and 1996, therefore 6.9 million, 2.8 million and 1.8 million common stock equivalents, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the expected enacted tax rates for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

NOTE 3.       COMMITMENTS & CONTINGENCIES

The Company leases equipment and facilities under various operating and capital leases (see Note 4). The deferred lease obligation represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period. Rent expense for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 was approximately $2,878,000, $2,566,000 and $2,291,000, respectively.

At December 28, 1997, the Company's future minimum payments required under these leases are as follows:


                                                              OPERATING                 CAPITAL                    TOTAL
                                                              ----------                -------                    -------

1999                                                         $        2,026             $         1,358            $         3,384
                                                             --------------             ---------------            ---------------
2000                                                                  1,910                       1,447                      3,357
2001                                                                  1,610                       1,343                      2,953
2002                                                                  1,357                         663                      2,020
2003                                                                  1,150                           -                      1,150
Thereafter                                                            1,125                           -                      1,125
                                                             --------------             ---------------            ---------------
        Total                                                $        9,178                       4,811            $        13,989
                                                             --------------                                        ---------------
Less amount representing interest                                                                 1,011
                                                             --------------                                        ---------------
                                                             --------------                                        ---------------
Present value of minimum lease payments                                                 $         3,800
                                                                                        ---------------
                                                                                        ---------------


In September 1997, the Company entered into an agreement with Advanced Cell Technologies, Inc. ("ACT") of Worcester, MA allowing GTC to utilize ACT technology. This agreement requires that the Company shall make minimum annual research funding payments of not less than $2 million per year to ACT for the calendar years 1998 through 2003. During 1998, the Company notified ACT that ACT was in material breach of the contract and therefore did not make any research funding payments in 1998.

The Company sold a 46.3% ownership interest in ATIII LLC to Genzyme on January 1, 1998, for an aggregate amount of $12,500,010, of which $12,500,000 is contingent upon the achievement of certain milestones (see Note 11).

NOTE 4. BORROWINGS

The Company had certain arrangements with a commercial bank ("Credit Agreement"). The Credit Agreement totaled $7.5 million and expired on March 31, 1997. Under the Credit Agreement, the Company could borrow up to $6 million and $1.5 million for an existing standby letter of credit in support of a major facility lease. At the Company's option, interest on loans under the credit facility (other than the standby letter of credit) accrued either at the Eurodollar rate plus 3/4% or at the bank's base lending rate. In March 1997, the Company received an extension of the Credit Agreement through March 31, 1999. The weighted average interest rate on the line of credit was 2.03% for the fiscal year ended January 3, 1999 and 5.68% for the fiscal year ended December 28, 1997.

In December 1995, the Company received a $2.3 million term loan ("Term Loan") from a commercial bank scheduled to mature on December 15, 2000. At the Company's option, interest on the loan accrued either at the Eurodollar rate plus 1% or at the bank's base lending rate. The loan was being repaid in quarterly installments which commenced March 31, 1997, escalating from $50,000 per quarter for the first year to $68,750 per quarter in the second year, $91,250 per quarter for the next year, $133,333 for the final three quarters, and a balloon payment for the remaining balance due December 15, 2000.

In December 1998, GTC replaced the Credit Agreement and the Term Loan with new credit facilities from another commercial bank. The credit line was increased to $17.5 million (the "New Credit Line") for a three year term expiring in December 2001. Under the New Credit Line, the Company may borrow up to $17.5 million, a portion of which may be utilized for a standby letter of credit. Under the refinancing, the amount of the term loan facility (the "New Term Loan"), was increased by $5 million to $7.1 million. The New Term Loan is payable in 11 quarterly installments of $45,901 commencing on March 31, 1999 with a balloon payment on December 28, 2001. At the Company's option, interest on loans under the New Credit Line (other than the standby letter of credit) and the New Term Loan accrues either at the Prime rate or at an adjusted libor rate. As of January 3, 1999, $11,096,000 was outstanding and $4,904,000 was available under the New Credit Line while $1,836,024 was outstanding and $5,263,976 was available under the New Term Loan. A standby letter of credit with a face amount of $1.5 million has been issued under the New Credit Line to support a major facility lease. Under the terms of the agreement, the Company may not pay any dividends. The Company was in compliance with all covenants and no amounts were due under the standby letter of credit as of January 3, 1999. Both loans are guaranteed by Genzyme.

In connection with the New Credit Line, Genzyme provided a guaranty to the bank under which Genzyme would become primarily liable under the credit line in event of a default by the Company. In consideration of Genzyme's agreement to provide such a guaranty, the Company granted a first lien on all assets of the Company and issued warrants to purchase 288,000 shares of the Company's common stock for a period of ten years, exercisable at $4.875 per share (market price at the effective date of the New Credit Line). The warrants, valued at $969,000, were recorded as a deferred financing charge, included in other assets, and are being amortized to interest expense over the life of the New Credit Line.

In February of 1997, the Company obtained $2 million of lease line from a commercial leasing company which was further increased by an additional $3 million in February 1998. Leases under this line have a term of 48 months at 11% per annum with a fair market value buyout at expiration.

In December 1998, the Company obtained an additional $5 million lease commitment pursuant to an agreement from a commercial leasing company. Leases under this line will have a term of 48 months and an interest rate of 9.79% per annum, subject to adjustment proportional to the change in the weekly average of interest rates of like term United States Treasury Securities.

In March 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Convertible Debt Agreement") with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the AT-III program through March 31, 1997. Under the Convertible Debt Agreement, GTC granted to Genzyme co-marketing rights to AT-III in all territories other than Asia subject to negotiation and execution of a development and supply agreement between the parties prior to March 31, 1997. The line is convertible into the Company's common stock (at the average market price for the 20-day period ending two days before any conversion), at GTC's option, to maintain GTC's tangible net worth at the end of each quarter at a level between $4 million and $4.2 million or by Genzyme at any time for up to the full amount outstanding. Any amount so converted reduces by an equivalent amount the availability on the line. During 1996, approximately $1.7 million of debt was converted into 219,565 shares of common stock, reducing availability under the Genzyme Credit Line to $8.3 million.

In September 1997, the Company and Genzyme amended the terms of the Genzyme Credit Line. The expiration date of the revolving credit line was extended to March 31, 2000, with an option, at that date, for the Company to convert the outstanding balance to a three-year term loan. The interest rate increases annually through the end of the term loan; starting at the lower of 8% or prime through April 1, 1999 increasing to the lower of 10% or prime lending rate +2% in the final year of the term loan. As a result of the Preferred Stock Offering (see Note 5), the Genzyme Credit Line was reduced to approximately $6.3 million of which none is outstanding at January 3, 1999. Financial covenants require that for each of the fiscal quarters ending on March 31, 1999, the two fiscal quarters ending on June 30, 1999 and the three fiscal quarters ending on September 30, 1999, the Company will not permit its consolidated earnings before interest, taxes, depreciation and amortization, exclusive of unfunded research and development and losses on the ATIII LLC joint venture ("EBITDA"), for any such period as at the last day of such period to exceed a loss of $5,000,000. For the four fiscal quarters ending on December 31, 1999, the Company will not permit its consolidated EBITDA as at the last day of such period to exceed a loss of $2,000,000. Commencing with the fiscal quarter ending on March 31, 2000, the Company will not, as at the last day of each fiscal quarter, permit its consolidated EBITDA for the period of four consecutive fiscal quarters ending or most recently ended prior to such date to be less than zero.

In June 1997, the Company completed financing for the expansion of its Mason Laboratory. The financing package provides $5 million in available funds from a consortium of federal, state and local government agencies in conjunction with a commercial bank. The loan carries a ten year amortization schedule with a variable interest rate adjusted annually. The current rate is 9.25%. The Company utilized $3.8 million of the line in June 1997 to fund the initial phase of renovations and to refinance approximately $800,000 of existing mortgage debt on the facility. The remaining $1.2 million was available through December 31, 1998 for additional renovations of the facility. The Company is currently attempting to negotiate an extension of this funding through March 2000. In connection with the financing, the Company issued warrants to purchase 20,000 shares of the Company's common stock for a period of ten years with an exercise price at the then current market price of $8.75 per share. The warrants, valued at $130,000, are being amortized to interest expense over the life of the mortgage.

In June 1997, the Company's Redfield Laboratories subsidiary obtained $1,050,000 in financing from a commercial bank in conjunction with a state government agency for the refinancing of approximately $750,000 in existing mortgage debt and to fund expansion of its facility. The financing consists of two notes. The first note, in the amount of $350,000, has a ten year term and an interest rate of 10%. The second note, in the amount of $700,000, has a ten year amortization with a balloon payment due in May 2001 and an interest rate of 9.5%.

In July 1997, Redfield Laboratories obtained an additional $350,000 in financing for the expansion of its facility from a combination of federal, state and county government agencies. The loan is amortized over a fifteen year term and carries an interest rate of 5.5%.

On December 30, 1997, the Company received a $310,000 promissory note from a third party which matures on June 15, 1999. Interest on the note accrues at 6.5% per annum. The loan is to be repaid in quarterly installments of $77,500 plus interest commencing September 15, 1998. The balance outstanding as of January 3, 1999 was $155,000.



The Company's long-term debt consisted of the following:

                                                                                                JANUARY 3,
                                                                                                  1999
                                                                                           -------------------



Note payable with monthly payments of $48,750 through June 2007,
   interest at 9.25%, collateralized by real estate.                                         $         3,436
Mortgage note payable, with quarterly payments of $45,901 through
   December 2001, interest varies, collateralized by real estate.                                      1,836
Note payable, with quarterly payments of $77,500 through June 1999,
   interest at 6.5%, collateralized by real estate.                                                      155
Mortgage note payable, with monthly payments of $9,921 through
   May 2001, interest at 9.5%, collateralized by real estate.                                            630
Note payable, with quarterly payments of $8,605 through
   July 2012, interest at 5.5%, collateralized by real estate.                                           326
Mortgage note payable with monthly payments of $4,625 through
   June 2007, interest at 10%, collateralized by real estate.                                            315
Note payable with monthly payments of $6,066 through December
   2000, interest at 8%, collateralized by real estate.
Capital lease obligations, with monthly payments of $153,327 through
   February 2000 and December 2002, interest varies, collateralized
   by property.                                                                                        4,811
Other                                                                                                    127
                                                                                               ---------------
                                                                                             $        11,765
     Less current portion                                                                              2,204
                                                                                               ---------------
                                                                                             $         9,561
                                                                                               ---------------
                                                                                               ---------------


Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the value of the notes payable approximates fair value.

Maturities of long-term debt are as follows:


1999..............................................................    $2,204
2000..............................................................     2,139
2001..............................................................     3,731
2002..............................................................     1,085
2003..............................................................       461
Thereafter........................................................     2,145
                                                                     -------
                                                                     $11,765
                                                                     -------
                                                                     -------


Cash paid for interest for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996 was $1,376,000, $1,098,000 and $1,138,000,
respectively.

NOTE 5.       STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. Prior to the Company's IPO, the Board of Directors designated 4,000,000 shares of Preferred Stock as Series A Convertible Preferred Stock ("Series A Stock"), of which 20,000 shares are outstanding.

In connection with the financing for the expansion of the Mason Laboratories in June 1997, the Company issued warrants to purchase 20,000 shares of the Company's common stock at the then current market price of $8.75 per share (see
Note 4).

In connection with the Preferred Stock Offering (see below) in March 1998, the Company issued warrants to purchase 450,000 shares of common stock at an exercise price of $15.1563 per share which was equal to 125% of the market price on issuance.

In connection with the New Credit Line financing in December 1998, the Company issued warrants to purchase 288,000 shares of the Company's common stock at the then current market price of $4.875 per share to Genzyme in consideration of their guaranty of the New Credit Line.

A summary of the outstanding GTC warrants as of January 3, 1999, all of which are currently exercisable, is as follows:


                      COMMON SHARES                            EXERCISE                                 WARRANT EXPIRATION
                       ISSUABLE FOR                         PRICE PER SHARE                                    DATE
                  --------------------                  -----------------------                    ---------------------------

                               4,000                        $         0.10000                                January 1, 2000
                             145,000                        $         2.84375                                   July 3, 2005
                               2,000                        $         2.75000                              December 31, 2001
                               2,000                        $         6.50000                              December 31, 2001
                              20,000                        $         8.75000                                  June 26, 2007
                             450,000                        $         15.1563                                 March 20, 2002
                             288,000                        $          4.8750                              December 28, 2008
                             -------
                             911,000
                             -------
                             -------


In March 1996, Genzyme entered into the Convertible Debt Agreement (see Note 4) under which it converted $1,673,000 of debt into 219,565 shares of the Company's common stock. In July 1996, the Company completed a follow on public offering of 3,450,000 shares of its common stock priced at $4.00 per share. The proceeds to the Company, after deducting commissions and offering expenses, were approximately $12.7 million.

In March 1998, the Company completed a private placement of $20 million face value of Series A Convertible Preferred Stock (the "Preferred Stock") to three institutional investors. The Preferred Stock carries a $1,000 face value per share, and is subject to mandatory redemption, if not previously converted, in three years. Such conversion price is equal to the aggregate face value thereof plus accrued and unpaid dividends, if any, and any other amounts payable thereon. Such redemption may be in the form of cash or stock, at the Company's sole option. The Preferred Stock is non-participating. Commencing December 1998, the Preferred Stock may be converted into the Company's common stock at any time at a price equal to the lower of $14.55 or the average of any five closing bid prices selected by the holder over the twenty days prior to conversion. A maximum number of 3,479,641 shares of common stock or the number of shares that would equal total ownership per person to be less than 4.9% are issuable upon conversion without further shareholder vote or NASDAQ involvement. Dividends at a per annum rate of 10% of the face value of the unconverted shares, payable in cash or Preferred Stock at the Company's sole option, will only accrue if the holders are unable to convert their Preferred Stock into common stock in these circumstances. The preferred stock has a liquidation preference equal to face value plus any accrued but unpaid dividends. In connection with the financing, warrants to purchase 400,000 shares of the Company's common stock were issued to the institutional investors. Each warrant has a four year term and an exercise price of $15.1563 per share. Because the Preferred Stock could be converted into common stock immediately, the warrants, valued at approximately $1.2 million, were recognized as a dividend payment to preferred shareholders during the first quarter of 1998. The Company also issued warrants to purchase 50,000 shares of common stock to the placement agency under the terms noted above. The warrants were valued at approximately $145,000 and recognized as a reduction of preferred stock capital in excess of par. As a result of this financing, the amount available under the line of credit in the Convertible Debt and Development Funding Agreement with Genzyme has decreased from approximately $8.3 million to $6.3 million.

In May 1998, the Company completed a private placement of 603,300 shares of common stock at $10.80 per share in a registered direct offering to a single purchaser raising approximately $6.4 million of new equity.

As of January 3, 1999, the Company has reserved 7,572,146 shares of common stock, subject to adjustment, for future issuance under the various classes of warrants, Stock Option and Employee Stock Purchase Plans (see Note 6) and preferred stock conversion.


NOTE 6.       EMPLOYEE BENEFIT PLANS

STOCK OPTIONS AND PURCHASE PLAN

In May 1993, the Board of Directors adopted and the stockholders approved the 1993 Equity Incentive Plan (the "Equity

Plan"), the 1993 Director Stock Option Plan (the "Director Plan") and the 1993 Employee Stock Purchase Plan (the "Purchase Plan").

Under the Equity Plan, 2,015,000 shares of common stock were issued or reserved for issuance pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. To date, all options have been issued at 85% or greater of the fair value at the grant date. The Equity Plan also permits the Company to assume outstanding options in an acquisition without using shares reserved under the Plan. Of the foregoing total, 224,350 shares are subject to options assumed by the Company in the acquisition of TSI. In May 1997, the Board of Directors increased the number of shares reserved for issuance under this plan to 2,515,000 shares. In May 1998, the Board of Directors increased the number of shares reserved for issuance under this plan to 3,015,000 shares.

Under the Director Plan, 50,000 shares of common stock were reserved for issuance as non-statutory stock options at the rate of 2,000 shares for each year of service to members of the Board of Directors who are not employees of the Company. Such options are automatically granted at fair market value upon the election or reelection of each director. In May 1997, the Board of Directors increased the number of shares reserved for issuance under this plan to 100,000 shares. In May 1998, the Board of Directors increased the number of shares reserved for issuance under this plan to 200,000 shares and amended the plan such that upon first election of a director, such director shall receive 5,000 shares for each year of the term of office to which he/she has been elected, and upon reelection such director shall receive 3,000 shares for each year of the term of office to which he/she has been reelected.

Under these plans, an option's maximum term is ten years and vest ratably 20% on the date of issuance and 20% thereafter on the anniversary of the grant.

Under the Purchase Plan, 300,000 shares of common stock were reserved for the grant of purchase rights to employees in one or more offerings in accordance with provisions to be established by a committee of the Board of Directors prior to commencement of any offering period. In May 1997, the Board of Directors increased the number of shares reserved for issuance under this plan to 900,000 shares. Participants may purchase shares of common stock at not less than 85% of the lower of the market value at the beginning of each offering or on the purchase date. Purchase dates occur every three months for a period of two years from the offering date. Participants may not carry over balances from one purchase date to the next. Offering dates occur every six months. A total of 282,196 and 510,937 shares of common stock remained available for issuance under the plan at January 3, 1999 and December 28, 1997, respectively. The purchases of common stock under the plan during fiscal 1998 and fiscal 1997 were 228,741 shares at an aggregate purchase price of approximately $1,151,000 and 115,384 shares at an aggregate purchase price of approximately $573,000, respectively. No compensation expense has been recorded related to the employee stock purchase plan.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value at the grant date. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK BASED COMPENSATION. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 would have been increased to the pro forma amounts indicated below:


                           JANUARY 3, 1999                         DECEMBER 28, 1997                     DECEMBER 29, 1996
                 --------------------------------------      ---------------------------------     -------------------------------
                                       LOSS TO COMMON
                   NET LOSS            SHAREHOLDERS
                   TO COMMON             PER SHARE                           LOSS PER SHARE                        LOSS PER SHARE
                 SHAREHOLDERS       (BASIC AND DILUTED)       NET LOSS     (BASIC AND DILUTED)      NET LOSS    (BASIC AND DILUTED)
                 ------------       -------------------       --------     -------------------     ----------   ------------------
As Reported      $   (20,746)       $         (1.15)          $ (9,343)    $      (0.54)           $   (7,746)       $   (0.52)
Pro Forma            (23,511)                 (1.31)           (11,458)           (0.66)               (8,988)           (0.61)


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

A summary of the status of the Company's stock option plans as of January 3, 1999, December 28, 1997 and December 29, 1996 and changes during the years ending on those dates is presented below:

                                                                             WEIGHTED AVERAGE
                                                            SHARES           EXERCISE PRICE
-------------------------------------------------------  -----------         ----------------
Balance at December 31, 1995                              1,235,665             $4.7751
-------------------------------------------------------  ----------            --------

                Granted
                  Price = Fair value                        389,910             $8.0901
                  Price -greaterthan-Fair Value             130,519             $6.5974
                Exercised                                   (87,131)            $4.3939
                Cancelled                                   (72,449)            $5.0537
-------------------------------------------------------  ----------            --------
Balance at December 29, 1996                              1,596,514             $5.7432
-------------------------------------------------------  ----------            --------

                Granted
                  Price = Fair value                        647,814             $7.7843
                  Price -greaterthan-Fair Value              10,400             $7.8462
                Exercised                                  (120,377)            $4.5246
                Cancelled                                  (132,362)            $5.9003
-------------------------------------------------------  ----------            --------
Balance at December 28,1997                               2,001,989             $6.4611
-------------------------------------------------------  ----------            --------

                Granted
                  Price = Fair value                        706,532             $8.7152
                  Price -greaterthan- Fair value             18,000             $9.1875
                Exercised                                  (105,383)            $4.5040
                Cancelled                                  (107,703)            $7.5478
-------------------------------------------------------  ----------            --------
Balance at January 3, 1999                                2,513,435             $7.1560


At January 3, 1999, December 28, 1997 and December 29, 1996, there were 1,335,511, 991,367 and 718,644 shares exercisable at a weighted average exercise price of $6.5495, $6.1142 and $5.6903, respectively. The weighted average fair value of options granted during fiscal 1998, 1997 and 1996 was $8.73, $7.79 and $5.15, respectively.

The following table summarizes information about stock options outstanding at January 3, 1999:


    RANGE OF               NUMBER          REMAINING     WEIGHTED-AVERAGE     NUMBER       WEIGHTED-AVERAGE
  EXERCISE PRICES       OUTSTANDING    CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
-------------------     ------------   ----------------  ----------------   ------------   ----------------
$ 2.5000 - $ 6.8750       752,819           6.85            $ 4.2292           504,627        $ 3.8552
$ 7.0000 - $ 7.5000       716,649           6.88            $ 7.4173           440,052        $ 7.4437
$ 7.6250 - $ 9.0000       483,776           7.74            $ 8.3056           242,698        $ 8.3919
$ 9.1250 - $10.5000       441,131           9.28            $ 9.1819           109,154        $ 9.1948
$10.6250 - $55.0000       119,060           8.53            $11.9113            38,980        $12.4554
                        ---------           ----            --------         ---------        --------
$ 2.5000 - $55.0000     2,513,435           7.54            $ 7.1560         1,335,511        $ 6.5495
                        ---------           ----            --------         ---------        --------
                        ---------           ----            --------         ---------        --------

At January 3, 1999, 384,969 shares were available for grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of five years, expected volatility of 78%, a dividend yield of 0% and a risk-free interest rate of 5.48 % for fiscal 1998, 6.36% for fiscal 1997 and 6.49% for fiscal 1996.

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of 0%, expected volatility of 78%, an expected life of one year for fiscal 1998 and fiscal 1997 and six months for fiscal 1996 and a risk-free interest rate of 5.55% for fiscal 1998, 5.40% for fiscal 1997 and 5.16% for fiscal 1996. The average fair value of those purchase rights granted during fiscal 1998, fiscal 1997 and fiscal 1996 was $3.27, $2.71 and $2.08, respectively.

OTHER

All GTC employees, subject to certain eligibility requirements, can participate in the Company's defined contribution plan. Currently, the Company may match up to 50% of each participating employee's contributions to the plan to a maximum of 3% of salary. The Company may also contribute an additional 2% of each employee's salary as a retirement contribution. All contributions are at the discretion of the Board of Directors. Expense recognized under this plan was approximately $515,000, $464,000 and $368,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

NOTE 7.         INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The income tax (benefit) provision consisted of the following:


                                   1998       1997       1996
                                   ----       ----       ----
Current:
   Federal                       $     0    $     0    $     0
   State                             225         48         27
   Foreign                             0          0          0
                                 -------    -------    -------
Total Current                    $   225    $    48    $    27
                                 -------    -------    -------
                                 -------    -------    -------
Deferred:
   Federal                        (5,418)    (3,158)    (3,882)
   State                          (1,562)     1,241          0
   Foreign                             0          0          0
 Change in Valuation Allowance     6,980      1,917      3,882
                                 -------    -------    -------
Total Deferred                   $    --    $    --    $    --
                                 -------    -------    -------
                                 -------    -------    -------

The provision for income taxes was at rates different from the U.S. Federal statutory income tax rate for the following reasons:


                                                          Fiscal Years Ended
                                     -----------------------------------------------------------------
                                     JANUARY 3, 1999         DECEMBER 28, 1997       DECEMBER 29, 1996

Federal tax - expense (benefit)           (34.0)%               (34.0)%                 (34.0)%
Goodwill                                    2.0                   3.2                     5.2
State taxes - net                          (4.6)                  9.1                     0.2
Joint Venture loss                             -                  3.0                     0.9
Other                                       1.8                  (1.3)                    0.4
Change in valuation allowance              36.0                  20.5                    27.6
                                          -----                 -----                   -----
Effective tax rate                          1.2%                  0.5%                    0.3%
                                          -----                 -----                   -----
                                          -----                 -----                   -----

The components of the deferred tax assets and liabilities at January 3, 1999 and December 28, 1997 respectively, are as follows (dollars in thousands):


                                                      JANUARY 3, 1999              DECEMBER 28, 1997
------------------------------------                 -----------------            -----------------
Deferred Tax Assets/(Liabilities):

Advance payments                                      $     2,742                  $         --




Accrued compensation reserves                               1,126                        1,091
Other reserves                                              1,343                        1,020
Tax credits                                                   974                          584
Net operating loss carryforwards                           26,804                       22,100
Depreciation                                                 (300)                         289
Other                                                          12                            9
                                                      -----------                   ----------
                                                      $    32,701                   $   25,093

Total deferred tax asset                              $    32,701                   $   25,093
Valuation allowance                                       (32,701)                     (25,093)
                                                      -----------                   ----------
                                                      $        --                   $       --
                                                      -----------                   ----------
                                                      -----------                   ----------


Of the change in valuation allowance of $7.6 million, $628,000 related to tax return deductions for the exercise of non-qualified stock options or disqualifying disposition of incentive stock options, for which no tax benefit is recorded.

Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

At January 3, 1999, the Company had U.S. net operating loss ("NOL") carryforwards of approximately $75.1 million for federal income tax purposes. These carryforwards expire through 2028. Utilization of these net operating loss carryforwards reflected above are limited pursuant to provisions Section 382 of the Internal Revenue Code of 1986, and to the extent that the Separate Return Limitation Year ("SRLY") rules apply.

Approximately $40.6 million of these NOL's were acquired in connection with its acquisition of TSI. Consequently, any realization of the benefit of these purchased NOL's will be recorded as a reduction of goodwill. In 1995, goodwill was reduced by approximately $1 million as a result of the utilization of purchased NOL's to offset taxable gain principally resulting from the sale of GDRU.

The Company paid taxes of $225,000, $48,000 and $27,000 in fiscal 1998, 1997 and 1996, respectively.

NOTE 8.       SEGMENT AND REVENUE INFORMATION

The Company has two reportable segments: contract research organization ("Primedica") and research and development ("Transgenics"). Primedica provides services such as preclinical efficacy and safety testing, IN VITRO testing and formulation development to pharmaceutical, biotechnology, medical device and other companies. These services are provided by five different laboratories, which are aggregated into the Primedica segment. Transgenics applies transgenic technology to the development and production of genetically engineered proteins for therapeutic, diagnostic and other biomedical uses, both in collaboration with pharmaceutical and biotechnology companies and independently. Transgenics also includes the cancer vaccine research program which produces idiotypic cancer vaccines for B-cell lymphoma and Myeloma.

The accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, interest expense and interest revenue. The Company also accounts for intersegment sales as if the sales were to third parties.

The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.


The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 (dollars in thousands). Asset information by segment is not reported because the Company does not evaluate such information internally.

                       --------------------- FISCAL YEARS ENDED ----------------

                        JANUARY 3,             DECEMBER 28,         DECEMBER 29,
                         1999                     1997                 1996


                                           --------    --------    --------
Revenues:
    Primedica - external customers         $ 50,816    $ 43,417    $ 38,496
    Primedica - intersegment                  1,389       1,424         991
    Transgenics                              11,596      19,521       8,338
                                           --------    --------    --------
                                             63,801      64,362      47,825
    Elimination of intersegment revenues     (1,389)     (1,424)       (991)
                                           --------    --------    --------
                                           $ 62,412    $ 62,938    $ 46,834
                                           --------    --------    --------
                                           --------    --------    --------
Income (loss) from operations:
    Primedica                              $  2,342    $  1,599    $    514
    Transgenics                              (8,303)     (1,956)     (2,025)
    Unallocated amounts:
    Corporate expenses                       (8,120)     (7,184)     (5,386)
    Equity in loss of joint ventures         (4,285)       (811)       (356)
                                           --------    --------    --------
                                           $(18,366)   $ (8,352)   $ (7,253)
                                           --------    --------    --------
                                           --------    --------    --------
Capital expenditures:
    Primedica                              $  1,722    $  4,215    $  2,599
    Transgenics                               4,201       2,034         876
    Corporate (1)                             1,986       2,408       2,083
                                           --------    --------    --------
                                           $  7,909    $  8,657    $  5,558
                                           --------    --------    --------
                                           --------    --------    --------

(1) Includes all expenditures financed through capital leases for equipment used by both segments. These expenditures were $1,614, $1,760 and $2,009 for the Primedica segment and $290, $722 and $0 for the Transgenics segment for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

Net revenues to external customers are based on the location of the customer. Geographic information for net revenues to external customers, by fiscal year, is presented in the table below:

              United States         Asia          Europe           Total
              ---------------     ----------    ------------     -----------

1998               53,508            3,276          5,628          62,412
1997               49,120            9,178          4,640          62,938
1996               42,763            3,291            780          46,834

All of the Company's long-lived assets are located in the United States.

Revenues from Genzyme accounted for 11% and 13% of total revenues for the periods ending December 28, 1997 and December 29, 1996, respectively. All of this revenue was attributable to the Transgenics segment. No other single entity accounted for more than 10% of total revenues for the periods presented in this table.


NOTE 9.       ARRANGEMENTS WITH GENZYME CORPORATION

From the Company's inception, certain facilities and support services, including both research and administrative support, have been provided by Genzyme. For these services, the Company was charged $3,568,000, $8,073,000 and $3,824,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. These charges represent an allocation of the Company's proportionate share of Genzyme's overhead costs using formulae which management believes are reasonable based upon the Company's use of the facilities and services. All other costs for all periods presented, including payroll costs, are directly attributable to the Company and have been paid by Genzyme and charged to the Company.

In April 1993, the Company entered into several agreements under which Genzyme has agreed to provide various services, facilities and funding to the Company as described below:

SERVICES AGREEMENT

Under the Services Agreement, the Company receives certain basic support services in exchange for a fixed monthly payment ($40,290 for 11 months and $54,210 for one month during 1998) adjusted annually. These basic services include laboratory support, as well as assistance with certain administrative functions including purchasing, data processing, risk management, corporate communications and treasury activities. If the Company requests additional services from Genzyme, the Company has agreed to pay Genzyme fully allocated costs of those services. The Services Agreement is automatically renewed each year thereafter unless terminated by either party not less than 90 days prior to the end of any annual period. Under the Services Agreement, the Company made payments of $497,000, $509,000 and $582,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

SUBLEASE AGREEMENT

Under the Sublease Agreement, the Company has leased certain laboratory, research and office space from Genzyme through May 1998 in exchange for fixed monthly rent payments which approximate the estimated current rental value for such space. In addition, the Company reimburses Genzyme for its pro rata share of appropriate facilities' operating costs such as maintenance, cleaning, utilities and real estate taxes. The sublease is automatically renewed each year and renewals are subject to earlier termination of the sublease by either party after the initial five-year term. Under the Sublease Agreement, the Company made payments for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, of $411,000, $280,000 and $178,000, respectively, and is committed to make a minimum rental payment of $20,417 in 1999.

TECHNOLOGY TRANSFER AGREEMENT

Under the Technology Transfer Agreement, Genzyme has transferred substantially all of its transgenic assets and liabilities to the Company including its ownership in the joint venture with Sumitomo Metal Industries, assigned its relevant contracts and licensed to the Company technology owned or controlled by it and relating to the production of recombinant proteins in the milk of transgenic animals (the "Field") and the purification of proteins produced in that manner. The license is worldwide and royalty free as to Genzyme although the Company is obligated to Genzyme's licensors for any royalties due them.

As long as Genzyme's ownership of the Company remains below 50%, Genzyme may use the transferred technology and the new technology only on its own behalf and without any royalty obligation to the Company.

RESEARCH AND DEVELOPMENT AGREEMENT

The Research and Development Agreement defines the relationship among the parties whereby each entity may perform research for the other. This agreement was in effect through December 31, 1998 and the parties are in the process of negotiating an extension. Genzyme has agreed to use the Company to perform all research in the field of production of recombinant proteins in transgenic animals. The Company has a similar obligation to use Genzyme to purify proteins produced transgenically. Each party must request such services from the other company before seeking them from a third party although the Company may perform purification services on its own behalf. These obligations are qualified by the ability of each party to perform the requested services in accordance with the performance, scheduling, cost and other specifications reasonably established by the requesting party. Each company will receive payments from the other equal to the performing party's fully allocated cost of performing such services, which shall not be less than 80% of the annual budgets established by the parties under the agreement, plus, in most cases, a fee equal to 10% of such costs. The Company currently provides development services to Genzyme for which it recognized revenues of $11,000, $11,000 and $75,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. In addition, the Company received $755,000 of services revenue, unrelated to research and development, from Genzyme for the fiscal year ended January 3, 1999. The Company also receives research and development services from Genzyme, for which it incurred costs of $1.9 million, $7.3 million and $3.1 million in 1998, 1997 and 1996, respectively.

In March 1996, the Company entered into the Convertible Debt Agreement (see Note
4) with Genzyme under which

Genzyme agreed to provide a revolving line of credit (the "Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the transgenic Antithrombin III ("AT-III") program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement, leaving the availability under the Genzyme Credit Line at $8.3 million.

In March 1997, the Company amended the Convertible Debt Agreement with Genzyme to provide for continued funding by Genzyme of the development costs of the AT-III program through June 30, 1997. In June 1997, the Company agreed to extend the Convertible Debt Agreement until December 31, 1997. Under the agreements in effect in 1997, Genzyme provided $7 million in development funding. Genzyme provided $5.9 million in development funding in 1996.

In September 1997, the Company and Genzyme amended the terms of the $8.3 million Genzyme Credit Line (see Note 4). As a result of the Preferred Stock Offering, the Genzyme Credit Line was reduced to approximately $6.3 million (see Note 5).

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

As of January 3, 1999, there was none outstanding under the Genzyme Credit Line.

In July 1997, the Company and Genzyme announced an agreement to establish a joint venture for the development, marketing and distribution of AT-III, subject to the execution of a definitive agreement. On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed (see Note 11).

NOTE 10.      OTHER AGREEMENTS

TUFTS UNIVERSITY SCHOOL OF VETERINARY MEDICINE ("TUFTS")

Since 1988, pursuant to a cooperation agreement, the Company has funded an ongoing program to develop transgenic animals at Tufts. During the term of the agreement, which extends through September 2000, Tufts has agreed to work exclusively with the Company for commercial applications within the field of transgenic protein production in milk. The Company paid Tufts $402,000, $284,000 and $517,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts.

NOTE 11.      JOINT VENTURES

In 1990, Genzyme entered into the SMIG JV joint venture with Sumitomo Metal Industries to develop proteins produced transgenically. The SMIG JV has engaged the Company, as the successor to Genzyme's transgenics business, to perform research and development for which the Company is reimbursed a portion of its costs and receives additional payments based on achievement of specified milestones. However, GTC does not have any intercompany profits or losses as a result of its transactions with the SMIG JV. This three-year program ended during 1993 and the parties decided to extend the contract for an additional three years.

The Company has contributed $4 million to the SMIG JV since inception. The Company maintained a 22% ownership since 1994 and accounted for the SMIG JV on the equity basis since then. For the fiscal years January 3, 1999, December 28, 1997 and December 29, 1996, the Company recognized revenue of $0, $4,413,000 and $857,000, respectively, under the SMIG JV agreement. As of January 3, 1999, the Company no longer has any obligation nor intention to provide financial support to the SMIG JV and, since the investment balance has been written down to zero, it has discontinued recognizing its share of SMIG
JV's losses.

The SMIG JV has a license, exclusive as to Asia and non-exclusive as to Europe, to use the Company's transgenic technology and to market and sell products and transgenic animals produced by the SMIG JV based on that technology. The Company retained the exclusive right to market and sell such products within the Americas. Each party is obligated to make royalty payments based on its sales of products developed by the SMIG JV and, additionally, the Company is obligated to pay royalties on sales of other transgenically produced proteins in Asia.

On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed. Under the terms of the agreement, Genzyme will provide 70% of the first $33 million of development costs, excluding facility costs, under this program, including costs incurred in 1997. The Company will fund the other 30% of these costs. Development costs in excess of these amounts will be funded equally by the partners. The Company and Genzyme will also make capital contributions to ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to ATIII LLC at cost. Under the agreement to establish the joint venture, Genzyme and the Company were the only members and owned 3.7% and 96.3% interest, respectively. In accordance with the executed purchase agreement, the Company sold and assigned a 46.3% ownership interest to Genzyme so that Genzyme and GTC each own 50% of the venture. The purchase price was $12,500,010, payable as follows: an initial payment of $10 upon execution of the purchase agreement, $2.5 million after the second consecutive quarter in which net sales of collaboration products for such quarter exceed $5 million, and $10 million on the first full approval, if and when approved by the Food and Drug Administration ("FDA") of a major market country or by the European Union's European Medicines Evaluation Agency ("EMEA") of (i) a BLA filed by ATIII LLC for the use of transgenic AT-III for the treatment of sepsis or (ii) an amendment to the BLA previously filed by ATIII LLC and approved by the FDA of a major market country or by the EMEA to add sepsis as an indication for transgenic AT-III. The Company will record the contingent payments if and when received. Profits and losses are shared according to ownership percentages. These agreements cover all territories other than Asia. The Company accounts for its 50% ownership of the ATIII LLC under the equity method. For the fiscal year ended January 3, 1999, the Company recognized research and development revenue and related expenses of $3,318,000 under ATIII LLC.

Summarized financial information for ATIII LLC is as follows:

                                       At December 31, 1998
                                       ------------------------
 Balance sheet data:
     Current assets                         $      3,525
     Noncurrent assets                               200
     Current liabilities                           3,078
     Venturers' capital                              647

                                        Fiscal Year Ended
                                        December 31, 1998
                                       ---------------------
 Statement of operations data:
     Research and development expenses      $     11,984
     General and administrative expense               35
                                               ----------
           Net loss                         $     12,019
                                               ----------
                                               ----------

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Steering Committee and the
Venturers of AT III LLC:

In our opinion, the accompanying balance sheet and the related statement of operations, cash flows and changes in Venturers' capital present fairly, in all material respects, the financial position of the ATIII LLC (the "Company") (A Development Stage Enterprise) at December 31, 1998, and the results of its operations and its cash flows for the period from January 1, 1998 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




                                         /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 22, 1999

                                    ATIII LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                DECEMBER 31, 1998



                                     ASSETS

Current assets:
   Cash                                                  $     1,135,038
   Contributions  receivable                                   2,389,631
                                                         ---------------
        Total current assets                                   3,524,669
Net fixed assets                                                 200,484
                                                         ---------------
                                                         $     3,725,153
                                                         ---------------
                                                         ---------------

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Accounts payable - Genzyme Corporation                $
                                                               2,109,969
   Accounts payable - Genzyme Transgenics Corporation
                                                                 968,344
                                                         ---------------
Total liabilities
                                                               3,078,313
Venturers' capital:
   Genzyme Corporation
                                                               8,337,512
   Genzyme Transgenics Corporation
                                                               4,328,147
   Deficit accumulated during the                           (12,018,819)
   development stage
                                                         ---------------
Total venturers' capital
                                                                 646,840
                                                         ---------------
                                                         $     3,725,153
                                                         ---------------
                                                         ---------------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    ATIII LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF OPERATIONS

  FOR THE PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998






Operating costs and expenses:
  General and administrative                                    $   34,721
  Research and development - Genzyme Corporation                   8,666,328
  Research and development - Genzyme Transgenics Corporation       3,317,770
                                                              --------------
Total operating costs and expenses                                12,018,819
                                                              --------------
Net loss                                                      $  (12,018,819)
                                                              --------------
                                                              --------------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    ATIII LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                             STATEMENT OF CASH FLOWS

  FOR THE PERIOD FROM JANUARY 1, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998




Operating activities:
Net loss                                                                  $(12,018,819)
Reconciliation of net loss to net cash used by operating activities:
   Depreciation                                                                 12,485
   Accounts payable                                                          3,078,313
                                                                          ------------
Net cash used in operating activities (8,928,021) Investing activities:
   Purchase of property, plant and equipment                                  (212,969)
                                                                          ------------
Net cash used in investing activities                                         (212,969)
Financing activities:
   Capital contributions by Genzyme Corporation                              8,337,512
   Capital contributions by Genzyme Transgenics Corporation                  1,938,516
                                                                          ------------
Net cash provided by financing activities                                   10,276,028
                                                                          ------------
Increase in cash and cash equivalents                                        1,135,038
Cash and cash equivalents at beginning of period                                    --
                                                                          ------------
Cash and cash equivalents at end of period                                $  1,135,038
                                                                          ------------
                                                                          ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    ATIII LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   STATEMENT OF CHANGES IN VENTURERS' CAPITAL

   FOR THE PERIOD FROM JANUARY 1,1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998




                                                                         GENZYME              TOTAL
                                                      GENZYME          TRANSGENICS          VENTURERS'
                                                    CORPORATION        CORPORATION           CAPITAL
                                                    -----------        -----------          ----------

Capital contribution                            $   7,835,468        $  1,938,516           $  9,773,984

Contributions receivable                                                2,389,631              2,389,631

Advance  contributions
                                                      502,044                                    502,044

Net loss                                           (7,690,672)         (4,328,147)           (12,018,819)
                                                -------------        ------------           ------------
Balance at December 31, 1998                    $     646,840        $         --           $    646,840
                                                -------------        ------------           ------------
                                                -------------        ------------           ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    ATIII LLC

                        (A DEVELOPMENT STATE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS



A. ORGANIZATION AND NATURE OF BUSINESS:

       AT III LLC ("the Company") is a limited liability company organized under the laws of Delaware. The Company was and established as a Joint Venture among Genzyme Corporation ("Genzyme") and, Genzyme Transgenics Corporation ("GTC") under the terms of a collaboration agreement dated January 1, 1998 which stated original ownership of the Company at 96.3% and 3.7% by GTC and Genzyme (collectively the "Members"), respectively. Immediately thereafter, a purchase agreement was executed so that GTC sold to Genzyme a 46.3% ownership of the Company for an aggregate amount of $12,500,010 payable as follows: $10 upon execution of the purchase agreement, $2,500,000 after the second consecutive quarter in which net sales of collaboration products for such quarter exceed $5,000,000 and $10,000,000 upon product approval as defined in the agreement.

       The Company was organized as the vehicle for a joint venture between GTC and Genzyme to develop and commercialize products comprising tgATIII together with processes developed and/or licensed through GTC and Genzyme throughout the territories defined within the collaboration agreement (the "Collaboration Products"). Immediately following the execution of the collaboration and purchase agreements, a restated operating agreement was executed between Genzyme, GTC and ATIII LLC. The operating agreement establishes the allocation of profit and losses in accordance with the ownership percentages. In no event shall the net losses of the Company be allocated to a member if such allocation would cause or increase a negative balance in such member's adjusted capital account. In the event that net losses were reallocated to other members to avoid a negative balance, subsequent profits would first be allocated to the members to restore the capital accounts of the members to reflect the ownership percentage.

       Distributions shall be made annually to each Member under the terms set forth in the operating agreement in amounts equal to (a) the amount of items of gross income allocated to the Members in accordance with their respective ownership percentages and (b) thereafter, to the Members in proportion to their positive capital accounts reduced by their initial capital contributions, determined to be $13,500,000 each per the operating agreement.

       Since its inception, the Company has devoted substantially all of its efforts to establishing its business and developing its initial products. Accordingly through the date of the financial statements, the Company is considered to be a development stage company. The Company has

                                    ATIII LLC

                        (A DEVELOPMENT STATE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



       incurred losses since inception and expects to incur net operating losses and negative cash flows from operations in the near term.

       Under the terms of the collaboration agreement, Genzyme and GTC are required to make capital contributions to the Company. Genzyme and GTC shall make contributions sufficient to pay (a) 70% and 30%, respectively, of all program costs, including costs incurred in 1997, other than new facility costs until such time as the aggregate capital contributions by Genzyme equals $33,000,000, and (b) 50% each of all program costs other than new Facility costs thereafter. The Members will also make capital contributions to the Company sufficient to pay 50% of all new facility costs. In the event that either GTC or Genzyme fails to make a capital contribution pursuant to these requirements and the other member does not elect to terminate the agreement, then the percentage interests in the Company and the future funding responsibilities of the Members shall be adjusted. At December 31, 1998, each Member owned 50% of the Company.

  B.   ACCOUNTING POLICIES:

          BASIS OF PRESENTATION

          The financial statements have been prepared under the accrual method of accounting in conformity with generally accepted accounting principles in the United States of America. All balances are denominated in United States dollars, unless otherwise noted.

          FISCAL YEAR-END

          Under the terms of the operating agreement, the fiscal year end of the Joint Venture is December 31.

          CONCENTRATION OF CREDIT RISK

          The Company maintains all of its cash at one commercial bank.

          RESEARCH AND DEVELOPMENT EXPENSES

          Research and development costs are expensed as incurred.

          FIXED ASSETS

          Fixed assets consisting of equipment is stated at cost and depreciated using the straight-line method over an estimated useful life of seven years.

                                    ATIII LLC

                        (A DEVELOPMENT STATE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



          USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          INCOME TAXES

          The Company is considered a partnership for federal and state income tax purposes. As such, items of income, loss, deductions and credits flow through to the Members. The Members have responsibility for the payment of any income tax and are entitled to losses for their proportionate share of taxable income or loss of the Company.

          UNCERTAINTIES

          The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, development by its competitors of new technological innovations, protection of proprietary technology, health care cost containment initiatives, product liability and compliance with the government regulations, including those of the U.S. Department of Health and Human Services and the U.S. Food and Drug Administration.

C.     RESEARCH AND DEVELOPMENT COSTS:

       The research and development efforts are currently being conducted by the two members, GTC and Genzyme. The costs incurred by the two related parties, which are subject to an annual budget as approved by the Company's Steering Committee, are then charged to the Company.

D.    FIXED ASSETS:

       At December 31, 1998, gross fixed assets of $212,969 had an associated depreciation of $12,485 all incurred in 1998.

E.    LICENSED TECHNOLOGY:

       During the terms of the collaboration agreement GTC and Genzyme have granted to the Company exclusive, irrevocable royalty-free rights and sublicenses, with the right to grant further sublicenses, under the GTC/Genzyme licensed ATIII patent rights, technology, know how, and any associated technology and manufacturing know-how owned or controlled by the Members to develop, make, have made, use, offer for sale, sell, have sold, import and export collaboration products for in the field and territory.

F.    TRANSACTIONS AND AFFILIATES:

       The Company's operating expenses are for payments to the Members for project expenses incurred, either as internal operatings costs or as third-party obligations on behalf of the Company. At December 31, 1998, the Company owed $3,078,313 to the Members for project expenses and equipment purchased by Members on behalf of the Company.

G.    VENTURERS' CAPITAL:

        Venturers' capital is comprised of monthly capital contributions made by the Members to fund budgeted costs and expenses of the Company in accordance with the Collaboration Agreement, net of losses allocated to the Members. As of December 31, 1998 there was an unpaid capital contribution of $2,389,631 owed to the Company from one Member, which has been included in venturers' capital in the accompanying financial statements. The amount was subsequently paid in March 1999. Additionally, there was a contribution of $502,044 received from the other member in advance of 1999 spending.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENZYME TRANSGENICS CORPORATION

                                     By:  /s/ Sandra Nusinoff Lehrman
                                          ------------------------------------
                                          Sandra Nusinoff Lehrman
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                                        Title                                                   Date
---------                                        -----                                                   ----

/s/ James A. Geraghty                            Chairman of the Board                               April 5, 1999
--------------------------------------------
 James A. Geraghty

/s/ Sandra Nusinoff Lehrman                      President and Chief Executive Officer               April 5, 1999
--------------------------------------------
 Sandra Nusinoff Lehrman

/s/ John B. Green                                Chief Financial and Accounting Officer              April 5, 1999
--------------------------------------------
 John B. Green

/s/ Robert W. Baldridge                          Vice Chairman of the Board                          April 5, 1999
--------------------------------------------
 Robert W. Baldridge

/s/ Henri A. Termeer                             Director                                            April 5, 1999
--------------------------------------------
 Henri A. Termeer

/s/ Alan E. Smith                                Director                                            April 5, 1999
--------------------------------------------
 Alan E. Smith

/s/ Henry E. Blair                               Director                                            April 5, 1999
--------------------------------------------
 Henry E. Blair

/s/ Alan W. Tuck                                 Director                                            April 5, 1999
--------------------------------------------
 Alan W. Tuck

/s/ Francis J. Bullock                           Director                                            April 5, 1999
--------------------------------------------
 Francis J. Bullock

                                  EXHIBIT INDEX
                 TO FORM 10-K FOR THE YEAR ENDED JANUARY 3, 1999


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

3.1.2 Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to GTC's Annual Report on
               Form 10-K for the year ended December 28, 1997 (File No. 0-21794)
               (the "GTC 1997 10-K") and incorporated herein by reference.

3.1.3 Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June
               26, 1997. Filed as Exhibit 3 to GTC's Quarterly Report on Form
               10-Q for the quarter ended June 29, 1997 (File No. 0-21794) (the
               "GTC June 1997 10-Q") and incorporated herein by reference.

3.1.4 Certificate of Vote of Directors Establishing a Series of a Class of Stock (Series A Convertible Preferred Stock). Filed with the
               Secretary of the Commonwealth of Massachusetts on March 20, 1998.
               Filed as Exhibit 3.1.4 to the GTC 1997 10-K and incorporated herein by reference.

3.2 By-Laws of GTC, as amended to date. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-62782)
               (the "GTC S-1") and incorporated herein by reference.

4.1            Specimen Common Stock Certificate. Filed as Exhibit 4.1 to the
               GTC S-1 and incorporated herein by reference.

4.2 Specimen Series A Convertible Preferred Stock Certificate. Filed as Exhibit 4.2 to the GTC 1997 10-K and incorporated herein by reference.

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

4.9 Form of Common Stock Purchase Warrant issued to the purchasers of Series A Convertible Preferred Stock, dated March 20, 1998, together with schedule of holders. Filed as Exhibit 4.9 to the GTC 1997 10-K and incorporated herein by reference.

4.10           Form of Common Stock Purchase Warrant issued to Shoreline Pacific
               Institutional Finance and affiliates, dated as of March 20, 1998.
               Filed as Exhibit 4.10 to the GTC 1997 10-K and incorporated herein by reference.

4.11 Common Stock Purchase Warrant, dated as of December 28, 1998, issued to Genzyme. Filed herewith.

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

10.8*          GTC 1993 Equity Incentive Plan, as amended through May 27, 1998.
               Filed as Exhibit 10.2 to the Company's Quarterly Report on Form
               10-Q for the period ended June 28, 1998 (File No. 0-21794) (the
               "GTC June 1998 10-Q) and incorporated herein by reference.

10.9*          GTC 1993 Employee Stock Purchase Plan, as amended through May 28,
               1997. Filed as Exhibit 10.4 to the GTC June 1997 10-Q and incorporated herein by reference.




10.10*         GTC 1993 Director Stock Option Plan, as amended through May 27,
               1998. Filed as Exhibit 10.3 to the GTC June 1998 10-Q and incorporated herein by reference.

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

10.26.2        Amendment to the Washington Lease, dated as of January 17, 1995.
               Filed as Exhibit 10.26.2 to the GTC 1997 10-K and incorporated herein by reference.

10.26.3        Second Amendment and accompanying Side Agreement to the
               Washington Lease, dated as of July 7, 1997. Filed as Exhibit
               10.26.3 to the GTC 1997 10-K and incorporated herein by reference.

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

10.27.5        Fourth Amendment to Revolving Credit Agreement, dated as of
               October 1, 1996 among GTC, certain of its subsidiaries and FNBB.
               Filed as Exhibit 10.27.5 to the GTC 1997 10-K and incorporated herein by reference.

10.27.6        Fifth Amendment to Revolving Credit Agreement, dated as of
               February 21, 1997 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.27.6 to the GTC 1997 10-K and incorporated herein by reference.

10.27.7        Sixth Amendment to Revolving Credit Agreement, dated as of March
               17, 1997 among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.27.7 to the GTC 1997 10-K and incorporated herein by reference.

10.27.8        Seventh Amendment to Revolving Credit Agreement, dated as of June
               17, 1997, among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.7 to the GTC June 1997 10-Q and incorporated herein by reference.


10.27.9        Eighth Amendment to Revolving Credit Agreement, dated as of March
               20, 1998, among GTC, certain of its subsidiaries and FNBB. Filed as Exhibit 10.27.9 to the GTC 1997 10-K and incorporated herein by reference.

10.28.1 Security Agreement, dated as of July 3, 1995, by GTC and certain of its subsidiaries in favor of Genzyme (the "Security
               Agreement"). Filed as Exhibit 10.3 to the GTC July 1995 10-Q and incorporated herein by reference.

10.28.2        First Amendment to Security Agreement, dated as of December 15,
               1997. Filed as Exhibit 10.28.2 to the GTC 1997 10-K and incorporated herein by reference.

10.29.1 Second Amended and Restated Convertible Debt Agreement, dated as of December 28, 1998, between the GTC and Genzyme. Filed as
               Exhibit 10.37 to Genzyme's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14680) and incorporated herein by reference.

10.29.2 Amended and Restated Convertible Revolving Credit Note in the amount of $6,300,000, dated as of December 28, 1998, executed by GTC to Genzyme. Filed herewith.

10.30          Subordination Agreement, dated as of March 29, 1996, among GTC,
               Genzyme and FNBB. Filed as Exhibit 10.32 to the GTC September
               1997 10-Q and incorporated herein by reference.

10.31.2        First Amendment to Term Loan Agreement, dated as of March 29,
               1996, among GTC, FNBB and Genzyme. Filed as Exhibit 10.33.1 to the GTC September 1997 10-Q and incorporated herein by reference.

10.31.3        Second Amendment to Term Loan Agreement, dated as of October 1,
               1996, among GTC, FNBB and Genzyme. Filed as Exhibit 10.32.3 to the GTC 1997 10-K and incorporated herein by reference.

10.31.4        Third Amendment to Term Loan Agreement, dated as of February 21,
               1997, among GTC, FNBB and Genzyme. Filed as Exhibit 10.32.4 to the GTC 1997 10-K and incorporated herein by reference.

10.31.5        Fourth Amendment to Term Loan Agreement, dated as of June 17,
               1997, among GTC, FNBB and Genzyme. Filed as Exhibit 10.6 to the
               GTC June 1997 10-Q and incorporated herein by reference.

10.31.6        Fifth Amendment to Term Loan Agreement, dated as of March 20,
               1998, among GTC, FNBB and Genzyme. Filed as Exhibit 10.32.6 to the GTC 1997 10-K and incorporated herein by reference.

10.32 Master Equipment Lease Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as Exhibit 10.33 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

10.33.1        Reserve Pledge and Security Agreement, dated as of September 27,
               1994, between TSI and FSI. Filed as Exhibit 10.34 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

10.33.2 Modification to Reserve Pledge and Security Agreement, dated as of June 30, 1995, between TSI and FSI. Filed as Exhibit 10.35.2 to the GTC 1997 10-K and incorporated herein by reference.

10.34 Security Agreement, dated as of September 27, 1994, between TSI and FSI. Filed as Exhibit 10.35 to the original filing of the GTC
               1994 10-K and incorporated herein by reference.

10.35          Intercreditor Agreement, dated as of July 3, 1995, among GTC,
               TSI, certain other subsidiaries of GTC, FNBB and FSI. Filed as
               Exhibit 10.7 to the GTC July 1995 10-Q and incorporated herein by reference.

10.36 Guaranty of Lease, dated as of December 26, 1996, by GTC in favor of FSI. Filed as Exhibit 10.38 to the GTC 1997 10-K and incorporated herein by reference.

10.37          Conversion and Registration Rights Agreement, dated as of June
               29, 1994, between GTC and TSI. Filed as Exhibit 10.47 to the GTC
               S-4 and incorporated herein by reference.

10.38 Common Stock Purchase Agreement, dated as of June 8, 1995, between GTC and Genzyme. Filed as Exhibit 10.1 to the GTC July
               1995 10-Q and incorporated herein by reference.

10.39*         Amended and Restated Employment Agreement, dated as of August 28,
               1997, between the Company and James A. Geraghty. Filed as Exhibit
               10.1 to the GTC September 1997 10-Q and incorporated herein by reference.


10.40*         Amended and Restated Employment Agreement, dated as of August 28,
               1997, between the Company and John B. Green. Filed as Exhibit
               10.2 to the GTC September 1997 10-Q and incorporated herein by reference.

10.41*         Amended and Restated Employment Agreement, dated as of September
               16, 1997, between the Company and Peter Glick. Filed as Exhibit
               10.3 to the GTC September 1997 10-Q and incorporated herein by reference.

10.42*         Employment Agreement, dated as of March 27, 1996, between GTC and
               Harry Meade. Filed as Exhibit 10.44 to the Company's Quarterly
               Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.

10.43*         Form of Employment and Consulting Agreement among GTC, TSI and
               Robert W. Baldridge. Filed as Exhibit 10.56 to the GTC S-4 and incorporated herein by reference.

10.44.1        Agreement, dated as of September 21, 1994, between GTC and Gene
               Pharming Europe B.V. ("Pharming B.V."). Filed as Exhibit 10.49 to the Company's Registration Statement on Form S-1 (File No.
               333-05843) and incorporated herein by reference.**

10.44.2        Amendment Agreement, dated as of April 23, 1997, between GTC and
               Pharming B.V. Filed as Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended March 30, 1997 (File
               No. 0-21794) (the "GTC March 1997 10-Q") and incorporated herein by reference.

10.45 Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and Advanced Cell
               Technology, Inc. Filed as Exhibit 10.5 to the GTC September 1997
               10-Q and incorporated herein by reference.**

10.46 Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and B. Braun Melsungen
               AG. Filed as Exhibit 10.6 to the GTC September 1997 10-Q and incorporated herein by reference.**

10.47.1        Loan Agreement, dated as of May 22, 1997, between Redfield and
               Simmons First National Bank ("SFNB"). Filed as Exhibit 10.49.1 to the GTC 1997 10-K and in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.1 to the GTC June 1997 10-Q.

10.47.2 Promissory Note in the amount of $700,000.00, dated as of May 22, 1997, executed by Redfield and issued to SFNB. Filed as Exhibit
               10.49.2 to the GTC 1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.2 to the GTC June 1997
               10-Q.

10.47.3 Promissory Note in the amount of $350,000.00, dated as of May 22, 1997, executed by Redfield and issued to SFNB. Filed as Exhibit
               10.49.3 to the GTC 1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.3 to the GTC June 1997
               10-Q.

10.47.4 Mortgage, dated as of May 22, 1997, entered into by and between Redfield and SFNB. Filed as Exhibit 10.49.4 to the GTC 1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as
               Exhibit 10.9.4 to the GTC June 1997 10-Q.

10.47.5 Security Agreement, dated as of May 22, 1997, entered into by and between Redfield and SFNB. Filed as Exhibit 10.49.5 to the GTC
               1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.5 to the GTC June 1997 10-Q.

10.47.6        Unconditional Guaranty, dated as of May 22, 1997, executed by TSI
               Corporation, Inc. in connection with the Loan Agreement, dated as of May 22, 1997, between Redfield and SFNB. Filed as Exhibit
               10.49.6 to the GTC 1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit 10.9.6 to the GTC June 1997
               10-Q.

10.47.7 Unconditional Guaranty, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement, dated as of May
               22, 1997, between Redfield and SFNB. Filed as Exhibit 10.49.7 to the GTC 1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit to 10.9.7 the GTC June
               1997 10-Q.

10.48.1        Loan Agreement, dated as of May 22, 1997, between TSI Redfield
               Laboratories, Inc. ("Redfield") and Jefferson County, Arkansas
               ("Jefferson County"). Filed as Exhibit 10.2.1 to the GTC June
               1997 10-Q and incorporated herein by reference.

10.48.2 Promissory Note in the amount of $350,000.00, dated as of May 22, 1997, executed by Redfield and issued to Jefferson County. Filed as Exhibit 10.2.2 to the GTC June 1997 10-Q and incorporated herein by reference.

10.48.3 Mortgage, dated as of May 22, 1997, entered into by and between Redfield and Jefferson County, Arkansas. Filed as Exhibit 10.2.3 to the GTC June 1997 10-Q and incorporated herein by reference.

10.48.4 Guaranty Agreement, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement, dated as of May
               22, 1997, between Redfield and Jefferson County. Filed as Exhibit
               10.2.4 to the GTC June 1997 10-Q and incorporated herein by reference.

10.49.1        Loan Agreement, dated as of June 26, 1997, between GTC Mason
               Laboratories ("Mason") and MassDevelopment. Filed as Exhibit
               10.8.1 to the GTC June 1997 10-Q and incorporated herein by reference.

10.49.2        Promissory Note in the amount of $5,000,000.00, dated as of June
               26, 1997, executed by Mason and issued to MassDevelopment. Filed as Exhibit 10.8.2 to the GTC June 1997 10-Q and incorporated herein by reference.

10.49.3 Mortgage and Security Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment. Filed as
               Exhibit 10.8.3 to the GTC June 1997 10-Q and incorporated herein by reference.

10.49.4 Guaranty, dated as of June 26, 1997, executed by the Company in connection with the Loan Agreement, dated as of June 26, 1997, between Mason and MassDevelopment. Filed 10.8.4 as Exhibit to the GTC June 1997 10-Q and incorporated herein by reference.

10.49.5        Hazardous Materials Indemnification Agreement, dated as of June
               26, 1997, entered into by and between Mason and MassDevelopment.
               Filed as Exhibit 10.8.5 to the GTC June 1997 10-Q and incorporated herein by reference.

10.50.1        Amended and Restated Operating Agreement of ATIII LLC dated as of
               January 1, 1998. Filed as Exhibit 10.52.1 to the GTC 1997 10-K and incorporated herein by reference.**

10.50.2        Purchase Agreement between GTC and Genzyme dated as of January 1,
               1998, transferring an interest in ATIII LLC from Genzyme to GTC.
               Filed as Exhibit 10.52.2 to the GTC 1997 10-K and incorporated herein by reference.**

10.50.3 Collaboration Agreement among Genzyme, GTC and ATIII LLC, dated as of January 1, 1998. Filed as Exhibit 10.52.3 to the GTC 1997
               10-K and incorporated herein by reference.**

10.51 Registration Rights Agreement, dated March 20, 1998, between GTC and certain stockholders named therein. Filed as Exhibit 10.53 to the GTC 1997 10-K and incorporated herein by reference.

10.52 Securities Purchase Agreement, dated as of March 20, 1998, between GTC and certain purchasers named therein. Filed as
               Exhibit 10.54 to the GTC 1997 10-K and incorporated herein by reference.

10.53* Employment Agreement dated as of July 1, 1998 between the Company and Dr. Sandra Nusinoff Lehrman. Filed as Exhibit 10.1 to the GTC
               June 1998 10-Q and incorporated herein by reference.

10.54*         Amendment No. 1 to Employment Agreement between the Company and
               Dr. Sandra Nusinoff Lehrman. Filed as Exhibit 10.2 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 27, 1998 (File No. 0-21794) (the "GTC September 1998
               10-Q) and incorporated herein by reference.

10.55*         Amendment No. 1 to Employment Agreement between the Company and
               John B. Green. Filed as Exhibit 10.3 to the GTC September 1998
               10-Q and incorporated herein by reference.

10.56*         Consulting Agreement between the Company and James A. Geraghty.
               Filed as Exhibit 10.4 to the GTC September 1998 10-Q and incorporated herein by reference.

10.57.1        Credit Agreement between GTC and Fleet National Bank, dated as of
               December 28, 1998. Filed herewith.

10.57.2 Revolving Credit Note in the amount of $17,500,000, dated as of December 28, 1998, executed by GTC and issued to Fleet National
               Bank. Filed herewith.

10.57.3. Term Note in the amount of $7,100,000, dated as of December 28, 1998, executed by GTC and issued to Fleet National Bank. Filed herewith.


10.57.4        Amended and Restated Reimbursement Agreement, dated as of
               December 28, 1998, 1995, among GTC, certain of its subsidiaries and Genzyme. Filed herewith.

23.1           Consent of PricewaterhouseCoopers LLP. Filed herewith.

27             Financial Data Schedule. Filed herewith.

99 Important Factors Regarding Forward-Looking Statements. Filed herewith.

-----------------------------

*       Indicates a management contract or compensatory plan.

** Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended