Form 10-Q
period 1999-04-04
GENZYME TRANSGENICS CORP
filed 1999-05-19
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-------
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999

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

                                 (508) 620-9700
--------------------------------------------------------------------------------

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

         Yes  X  .           No     .
            -----              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                              OUTSTANDING AT MAY 7, 1999
                  -----                              ---------------------------
Common Stock, $0.01 par value                              19,172,009

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                                                             PAGE #

PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of April 4, 1999
         and January 3, 1999.................................................................................3

         Condensed Consolidated Statements of Operations for the Three Months Ended April 4,
         1999 and March 29, 1998 ............................................................................4

         Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended April 4, 1999 and March 29, 1998.............................................5

         Notes to Unaudited Condensed Consolidated Financial Statements......................................6

         ITEM 2
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................................................8

         ITEM 3
         Quantitative and Qualitative Disclosures
         About Market Risk .................................................................................11

PART II. OTHER INFORMATION

         ITEM 2
         Changes in Securities..............................................................................12

         ITEM 6
         Exhibits and Reports on Form 8-K...................................................................12

SIGNATURES..................................................................................................13

EXHIBIT INDEX...............................................................................................14

                         GENZYME TRANSGENICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                              APRIL 4,   JANUARY 3,
                                                                               1999         1999
                                                                            ----------   ---------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 11,528    $ 11,740
   Accounts receivable, net                                                     9,400      12,334
   Unbilled contract revenue                                                    8,899       6,847
   Other current assets                                                         1,579       1,496
                                                                             --------    --------
         Total current assets                                                  31,406      32,417
Net property, plant and equipment                                              31,689      30,486
Costs in excess of net assets acquired, net                                    18,118      18,404
Other assets                                                                    1,728       2,030
                                                                             --------    --------
                                                                             $ 82,941    $ 83,337
                                                                             --------    --------
                                                                             --------    --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  2,862    $  2,811
   Accounts payable - Genzyme Corporation                                       1,329       1,487
   Due to ATIII LLC                                                               794       2,418
   Revolving line of credit                                                    15,750      11,096
   Accrued expenses                                                             8,491       8,403
   Advance payments                                                            10,023       8,317
   Current portion of long-term debt                                            2,884       2,204
                                                                             --------    --------
         Total current liabilities                                             42,133      36,736
   Long-term debt, net of current portion                                       9,501       9,561
   Deferred lease obligation
                                                                                  752         741
   Other liabilities
                                                                                   64          95
                                                                             --------    --------
         Total liabilities                                                     52,450      47,133
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       4,000,000 have been designated as Series A Convertible, of which 18,500 and 20,000 shares are issued and outstanding at
       April 4, 1999 and January 3, 1999, respectively (Note 4)
       (liquidation preference $18,500)                                          --          --
    Common stock, $.01 par value; 40,000,000 shares authorized;
       18,874,392 and 18,384,024 shares issued and outstanding
       at April 4, 1999 and January 3, 1999, respectively                         189         184
    Dividend on preferred stock                                                (1,156)     (1,156)
   Capital in excess of par value - preferred stock                            17,277      18,777
   Capital in excess of par value - common stock                               67,994      65,716
    Unearned compensation                                                        (375)       (437)
   Accumulated deficit                                                        (53,413)    (46,864)
   Accumulated other comprehensive loss                                           (25)        (16)
                                                                             --------    --------
               Total stockholders' equity                                      30,491      36,204
                                                                             --------    --------
                                                                             $ 82,941    $ 83,337
                                                                             --------    --------
                                                                             --------    --------




The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                       THREE MONTHS ENDED
                                                                      APRIL 4,    MARCH 29,
                                                                        1999        1998
                                                                      --------    ---------
Revenues
   Services                                                           $ 13,076    $ 11,188
   Sponsored research and development                                    1,693       2,563
                                                                      --------    --------
                                                                        14,769      13,751
Costs and operating expenses:
   Services                                                             11,483       9,921
   Research and development
          Sponsored                                                      2,577       1,841
       Proprietary                                                       1,286       1,839
   Selling, general and administrative                                   4,552       3,886
   Equity in loss of joint venture                                         866         864
                                                                      --------    --------
                                                                        20,764      18,351
                                                                      --------    --------

Loss from operations                                                    (5,995)     (4,600)
Other income (expense):
   Interest income                                                           7          12
   Interest expense                                                       (510)       (457)
                                                                      --------    --------

Loss before income taxes                                                (6,498)     (5,045)

Provision (benefit) for income taxes                                        51         (10)
                                                                      --------    --------

Net loss                                                              $ (6,549)   $ (5,035)
                                                                      --------    --------
                                                                      --------    --------
Dividend to preferred shareholders                                        --        (1,156)
                                                                      --------    --------

Net loss available to common shareholders                             $ (6,549)   $ (6,191)
                                                                      --------    --------
                                                                      --------    --------
Net loss per common share (basic and diluted)                         $  (0.35)   $  (0.35)
                                                                      --------    --------
                                                                      --------    --------
Weighted average number of shares
   outstanding (basic and diluted)                                      18,650      17,466
                                                                      --------    --------
                                                                      --------    --------
Comprehensive loss:
    Net loss                                                            (6,549)     (5,035)
    Other comprehensive income/(loss):
         Unrealized holding losses on available for sale securities         (9)       --
                                                                      --------    --------
    Total other comprehensive income/(loss)                                 (9)       --
                                                                      --------    --------
Comprehensive loss                                                    $ (6,558)   $ (5,035)
                                                                      --------    --------
                                                                      --------    --------

The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                   THREE MONTHS ENDED
                                                                                 APRIL 4,     MARCH 29,
                                                                                   1999         1998
                                                                                 ---------   -----------
Cash flows for operating activities:
   Net loss                                                                      $ (6,549)   $ (5,035)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                1,355       1,171
       Amortization of unearned compensation                                           25        --
       Equity in loss of joint venture                                                866         864
       Loss on disposal of fixed assets                                                 1        --
Changes in assets and liabilities:
       Accounts receivable and unbilled contract revenue                              882       3,136
       Inventory and other current assets                                             (93)         15
       Accounts payable                                                                51         617
       Accounts payable - Genzyme Corporation                                        (158)     (1,048)
       Due to ATIII LLC                                                            (2,418)       --
       Other accrued expenses                                                         599        (828)
       Advance payments                                                             1,706        (355)
                                                                                  --------    --------
       Net cash used in operating activities                                       (3,733)     (1,463)
Cash flows for investing activities:
   Purchase of property, plant and equipment                                       (1,548)     (1,718)
   Other assets                                                                       209         (78)
                                                                                 --------    --------
       Net cash used in investing activities                                       (1,339)     (1,796)
Cash flows from financing activities:
   Net proceeds from employee stock purchase plan                                     279         474
   Net proceeds from the exercise of stock options                                     30         369
   Proceeds from preferred stock offering                                            --        19,000
   Proceeds from long-term debt                                                       545        --
   Repayment of long-term debt                                                       (628)       (484)
   Net borrowings (repayment) under revolving line of credit                        4,654      (6,000)
   Investment and advances by Genzyme Corporation                                    --        (6,000)
   Other long-term liabilities                                                        (20)        (23)
                                                                                 --------    --------
       Net cash provided by financing activities                                    4,860       7,336
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                                 (212)      4,077
Cash and cash equivalents at beginning of the period                               11,740       6,383
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 11,528    $ 10,460
                                                                                 --------    --------
                                                                                 --------    --------
Noncash Investing and Financing Activities:
    Property acquired under capital leases                                       $    704    $    385


The accompanying notes are an integral part of these financial statements.

                GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1.       BASIS OF PRESENTATION:

                  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

                  The financial statements for the three months ended April 4, 1999 and March 29, 1998 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

         2.       ACCOUNTING POLICIES:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

                  Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents consisting of warrants, stock options and convertible preferred stock, totaled $6.6 million and $4 million at April 4, 1999 and March 29, 1998, respectively. Since the Company was in a net loss position at April 4, 1999 and March 29, 1998, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

                  Included in the net loss is an equity in loss of joint venture of $866,000 which represents the Company's commitment to fund its 30% share of the losses incurred in 1999 of the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Total net losses of the ATIII LLC were $2.9 million and the ATIII LLC did not record any revenues.

         3.       INCOME TAXES:

                  Due to the profitability of some if its contract research laboratories in certain states, the Company has recorded a provision for income taxes for the period ended April 4, 1999. This is solely a provision for state, not federal, income taxes.

         4.       PREFERRED STOCK CONVERSION:

                  On January 25, 1999, an institutional investor converted 1,500 shares of the Series A Convertible Preferred Stock ("Preferred Stock"), $.01 par value per share into 321,716 shares of the Company's common stock at a conversion price of $4.6625 per share which represented the average of the five lowest bid prices of the prior 20 trading days before conversion. After this conversion, 18,500 shares of Convertible Preferred Stock remain outstanding as of April 4, 1999.

                  Additionally, on May 4, 1999, an institutional investor converted 1,000 shares of the Preferred Stock into 299,626 shares of the Company's stock at a conversion price of $3.3375 per share. After this conversion, 17,500 shares of the Convertible Preferred Stock remained outstanding.

         5.       SEGMENT INFORMATION:

                  Below is the Company's segment information for its two reportable segments: contract research organization ("Primedica") and research and development ("Transgenics"). During 1999, the Company began to allocate certain corporate expenses to the Primedica segment in its evaluation of the segment's loss from operations. Certain reclassifications have been made to prior year's numbers to conform to 1999 classifications.


                                                         THREE MONTHS ENDED
                                                        APRIL 4,     MARCH 29,
                                                         1999         1998
                                                       ---------  -----------
Revenues:
   Primedica - external customers                      $ 13,076    $ 11,188
   Primedica - intersegment                                 431         364
   Transgenics                                            1,693       2,563
                                                       --------    --------
                                                         15,200      14,115
    Elimination of intersegment revenues                   (431)       (364)
                                                       --------    --------
                                                       $ 14,769    $ 13,751
                                                       --------    --------
                                                       --------    --------
Loss from operations:
   Primedica                                           $   (893)   $   (902)
   Transgenics                                           (3,256)     (2,040)
   Unallocated amounts:
    Corporate expenses                                     (980)       (794)
    Equity in loss of joint venture                        (866)       (864)
                                                       --------    --------
                                                       $ (5,995)   $ (4,600)
                                                       --------    --------
                                                       --------    --------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 4, 1999 AND MARCH 29, 1998

Total revenues for the three-month period ending April 4, 1999 were $14.8 million, compared with $13.8 million in the comparable period of 1998, an increase of $1 million or 7%. Service revenues increased to $13.1 million in the first quarter of 1999 from $11.2 million in the first quarter of 1998, an increase of $1.9 million or 17%. Research and development revenue decreased to $1.7 million in the first quarter of 1999 from $2.6 million in the first quarter of 1998, a decrease of $900,000 or 34%. The decrease is a result of a $1 million milestone payment received in the first quarter of 1998.

Cost of services for the first quarter of 1999 were $11.5 million compared to $9.9 million in the comparable period of 1998, an increase of $1.6 million or 16% due to the increase in revenues. Sponsored research and development expenses increased to $2.6 million in the first quarter of 1999 from $1.8 million in the first quarter of 1998, an increase of $700,000 or 40%. The increase in expense was due to an increase in activity on sponsored research. Proprietary research and development expenses decreased to $1.3 million in the first quarter of 1999 from $1.8 in the first quarter of 1998, a decrease of $600,000 or 30%. The decrease is due to decreased work on the cancer vaccine program and a shifting of resources to sponsored research and development.

Gross profit, defined as revenues less service costs and research and development costs, for the first quarter of 1999 amounted to a loss of $577,000 versus a profit of $150,000 in the first quarter of 1998 due to the increase in unfunded research and development expenditures. Gross profit on services for the first quarter of 1999 was $1.6 million, a gross margin of 12%, versus $1.3 million, a gross margin of 11%, in the first quarter of 1998.

Selling, general and administrative ("SG&A") expenses increased to $4.6 million in the first quarter of 1999 from $3.9 million in the first quarter of 1997, an increase of $700,000 or 17%. The increase is due to the increased marketing effort and to the addition of administrative personnel required to support the growth in transgenic research and development programs and additional patent expenditures.

Interest income decreased to $7,000 in the first quarter of 1999, from $12,000 in the first quarter of 1998, due to lower funds available for investment. Interest expense increased to $510,000 in the first quarter of 1999 from $457,000 in the first quarter of 1998 due to increased borrowings in 1999.

The Company recognized $866,000 of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the first quarter of 1999 as compared to $864,000 incurred during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $11.5 million at April 4, 1999. During the first three months of 1999, the Company had a $212,000 net decrease in cash: $3.7 million of cash was used in operations (due primarily to the net loss of $6.5 million offset by a decrease in non-cash working capital of $594,000 and $2.2 million of non-cash charges), $1.5 million was invested in capital equipment, further expansion of the transgenic production facility and laboratory facilities and $629,000 was used to pay down long-term debt. Sources of funds during the period included $4.7 million in net borrowings under a commercial bank revolving line of credit, $545,000 of proceeds from issuance of long-term debt and $309,000 of proceeds from the issuance of common stock under various employee stock plans.

The Company had a working capital deficit of $10.7 million at April 4, 1999 compared to a deficit of $4.3 million at January 4, 1999. As of April 4, 1999 the Company had approximately $6.4 million available under the Genzyme Convertible Debt Agreement, $250,000 available under a line of credit with a commercial bank, $4.3 million available under various capital lease lines and $4.7 million available under a term loan for facility expansion. Under the Company's 1999 operating plan, existing cash balances along with funds available under the bank and lease lines and the Genzyme Convertible Debt Agreement are expected to be sufficient to fund the Company through the third quarter of 2000. The Company is considering various alternative financing strategies, such as collaborative arrangements, public or private sales of its securities, including securities in certain subsidiaries, additional mortgage or lease financing, asset sales and other sources.

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

The Company has appointed a Year 2000 task force to address the issues and assess the potential impact of the Year 2000 problem. The task force is evaluating the Company's financial systems, computers, software and other equipment to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems, software and other equipment will be Year 2000 compliant by the Summer of 1999. The Company has spent approximately $150,000 and estimates that it will spend approximately $300,000 to $400,000 in capital replacement of computers, equipment and software upgrades. The Company will incur another $100,000 to $200,000 for costs of implementation. The Company has initiated communications with third party suppliers and is requesting that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. Additionally, the Company is assessing those vendors that are not Year 2000 compliant and is in the process of finding alternative vendors that are compliant.

Because the Company currently anticipates that it will achieve Year 2000 compliance, it has not formulated a contingency plan. However, should the Company determine there is significant risk that it may be unable to adhere to its compliance timetable, it will assess reasonably likely scenarios resulting from noncompliance and establish a contingency plan to address such scenarios.

The Company's ability to achieve Year 2000 compliance is subject to various uncertainties including the Company's ability to successfully identify systems and programs not Year 2000 compliant, the nature and amount of programming required to correct or replace affected programs, the availability and magnitude of labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue. Therefore, while the financial impact of implementing Year 2000 compliance remediation has not been and is not anticipated to be material to the Company's business, financial position or results of operations, the Company can make no assurances with respect to the costs of remediation efforts not yet incurred. Additionally, the Company cannot be certain that it will achieve adequate Year 2000 compliance in a timely manner or that any impact of a failure to achieve such compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



There have been no material changes in the Company's market risk since January 3, 1999. The Company's market risk disclosures are discussed in the Genzyme Transgenics Corporation Form 10-K under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

                                     PART II



         ITEM 2:           CHANGES IN SECURITIES

                  On January 25 and May 4, 1999, an institutional investor converted 1,500 and 1,000 shares of its Series A Convertible Preferred Stock, $.01 par value per share, of the Company (its "Preferred Stock"), into 321,716 and 299,626 shares of the Company's Common Stock, $.01 par value per share (the "Common Stock"), at conversion prices of $4.6625 and $3.3375, respectively. The Company believes the issuance of its Common Stock upon conversion of the Preferred Stock qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, based on the number and nature of the holders.



         ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K

         (a)      Exhibits

                  See the Exhibit Index immediately following the signature page.

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended April 4, 1999.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  APRIL 4, 1999

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date: May 19, 1999                 GENZYME TRANSGENICS CORPORATION



                                     BY: /s/ John B. Green
                                        ----------------------------------------
                                              John B. Green
                                              Duly Authorized Officer,
                                              Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                             DESCRIPTION


10 Extension and Modification of Promissory Note, Mortgage, Security Agreement and Loan Agreement dated March 31, 1999, by and between Primedica Redfield, Inc. and Simmons First National Bank. Filed herewith.

27                Financial Data Schedule. (EDGAR only.)