Form 10-Q
period 1999-07-04
GENZYME TRANSGENICS CORP
filed 1999-08-18
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

  |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 4, 1999

                                      OR

  |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                         Commission file number 0-21794
                                                -------

                         GENZYME TRANSGENICS CORPORATION
             (Exact name of registrant as specified in its charter)

         Massachusetts                            04-3186494
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

175 Crossing Blvd., Suite 410, Framingham, Massachusetts         01702
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

               Yes     |X|.                   No        |_|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at August 6, 1999
            -----                   -----------------------------
Common Stock, $0.01 par value                  20,064,014

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                          PAGE #
                                                                          ------

PART I.     FINANCIAL INFORMATION

      ITEM 1 - Unaudited Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets as of July 4, 1999
      and January 3, 1999....................................................3

      Condensed Consolidated Statements of Operations for the Three Months
      and Six Months Ended July 4, 1999 and June 28, 1998....................4

      Condensed Consolidated Statements of Cash Flows for
      the Six Months Ended July 4, 1999 and June 28, 1998....................5

      Notes to Unaudited Condensed Consolidated Financial Statements.........6

      ITEM 2
      Management's Discussion and Analysis of
      Financial Condition and Results of Operations..........................9

      ITEM 3
      Quantitative and Qualitative Disclosures
      About Market Risk ....................................................13

PART II. OTHER INFORMATION

      ITEM 2
      Changes in Securities.................................................14

      ITEM 4
      Submission of Matters to a Vote of Security Holders...................14

      ITEM 5
      Other Information.....................................................15

      ITEM 6
      Exhibits and Reports on Form 8-K......................................15

SIGNATURES..................................................................16

EXHIBIT INDEX...............................................................17

                         GENZYME TRANSGENICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Unaudited, dollars in thousands except per share amounts)

                                                                       July 4,   January 3,
                                                                        1999        1999
                                                                      --------    --------
                                ASSETS
Current assets:
   Cash and cash equivalents                                          $  8,437    $ 11,740
   Accounts receivable, net of allowance of $835 and $487               11,023      12,334
   Unbilled contract revenue                                             8,749       6,847
   Other current assets                                                  2,093       1,496
                                                                      --------    --------
         Total current assets                                           30,302      32,417
Net property, plant and equipment                                       32,331      30,486
Costs in excess of net assets acquired, net                             17,832      18,404
Other assets                                                             3,496       2,030
                                                                      --------    --------
                                                                      $ 83,961    $ 83,337
                                                                      ========    ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $  2,706    $  2,811
   Accounts payable - Genzyme Corporation                                1,097       1,487
   Due to ATIII LLC                                                      1,728       2,418
   Revolving line of credit                                             15,700      11,096
   Accrued expenses                                                      8,554       8,403
   Advance payments                                                      9,315       8,317
   Current portion of long-term debt                                     2,954       2,204
                                                                      --------    --------
         Total current liabilities                                      42,054      36,736
   Long-term debt, net of current portion                               12,229       9,561
   Deferred lease obligation                                               760         741
   Other liabilities                                                        32          95
                                                                      --------    --------
         Total liabilities                                              55,075      47,133
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       4,000,000 have been designated as Series A Convertible, of which 16,750 and 20,000 shares are issued and outstanding at
       July 4, 1999 and January 3, 1999, respectively (Note 4)
       (liquidation preference $16,750)                                     --          --
    Common stock, $.01 par value; 40,000,000 shares authorized;
       19,665,801 and 18,384,024 shares issued and outstanding
       at July 4, 1999 and January 3, 1999, respectively                   197         184
    Dividend on preferred stock                                         (1,156)     (1,156)
    Capital in excess of par value - preferred stock                    15,726      18,777
    Capital in excess of par value - common stock                       70,779      65,716
    Unearned compensation                                                 (345)       (437)
    Accumulated deficit                                                (56,259)    (46,864)
    Accumulated other comprehensive loss                                   (56)        (16)
                                                                      --------    --------
         Total stockholders' equity                                     28,886      36,204
                                                                      --------    --------
                                                                      $ 83,961    $ 83,337
                                                                      ========    ========

   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                          Three Months Ended       Six Months Ended
                                                         --------------------    --------------------
                                                          July 4,    June 28,     July 4,    June 28,
                                                           1999        1998        1999        1998
                                                         --------    --------    --------    --------
Revenues
   Services                                              $ 14,314    $ 12,200    $ 27,390    $ 23,388
   Sponsored research and development                       4,288       2,213       5,981       4,776
                                                         --------    --------    --------    --------
                                                           18,602      14,413      33,371      28,164
Costs and operating expenses:
   Services                                                12,101      10,292      23,584      20,213
   Research and development
       Sponsored                                            2,211       2,291       4,788       4,132
       Proprietary                                            892       1,563       2,178       3,402
   Selling, general and administrative                      5,152       4,200       9,704       8,086
   Equity in loss of joint venture                            977         860       1,843       1,724
                                                         --------    --------    --------    --------
                                                           21,333      19,206      42,097      37,557
                                                         --------    --------    --------    --------

Loss from operations                                       (2,731)     (4,793)     (8,726)     (9,393)
Other income (expense):
   Interest income                                             13          98          20         110
   Interest expense                                          (504)       (299)     (1,014)       (756)
   Other income                                               484         100         484         100
                                                         --------    --------    --------    --------
Loss before income taxes                                   (2,738)     (4,894)     (9,236)     (9,939)

Provision (benefit) for income taxes                          108          --         159         (10)
                                                         --------    --------    --------    --------

Net loss                                                 $ (2,846)   $ (4,894)   $ (9,395)   $ (9,929)

Dividend to preferred shareholders                             --          --          --      (1,156)
                                                         --------    --------    --------    --------

Net loss available to common shareholders                $ (2,846)   $ (4,894)   $ (9,395)   $(11,085)
                                                         ========    ========    ========    ========

Net loss per common share (basic and diluted)            $  (0.15)   $  (0.27)   $  (0.50)   $  (0.63)
                                                         ========    ========    ========    ========

Weighted average number of shares
   outstanding (basic and diluted)                         19,268      17,844      18,959      17,655
                                                         ========    ========    ========    ========

Comprehensive loss:
   Net loss                                                (2,846)     (4,894)     (9,395)     (9,929)
   Other comprehensive income (loss):
       Unrealized holding losses on available for sale
         securities                                           (31)         --         (40)         --
                                                         --------    --------    --------    --------
   Total other comprehensive income (loss)                    (31)         --         (40)         --
                                                         --------    --------    --------    --------
Comprehensive loss                                       $ (2,877)   $ (4,894)   $ (9,435)   $ (9,929)
                                                         ========    ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited, dollars in thousands except per share amounts)

                                                                                   Six Months Ended
                                                                                 --------------------
                                                                                  July 4,    June 28,
                                                                                   1999        1998
                                                                                 --------    --------
Cash flows for operating activities:
   Net loss                                                                      $ (9,395)   $ (9,929)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                2,770       2,399
       Amortization of unearned compensation                                           55          --
       Equity in loss of joint venture                                              1,843       1,724
    Changes in assets and liabilities:
       Accounts receivable and unbilled contract revenue                             (591)      1,647
       Inventory and other current assets                                            (637)        224
       Accounts payable                                                              (105)        131
       Accounts payable - Genzyme Corporation                                        (390)     (1,360)
       Other accrued expenses                                                         662        (646)
       Advance payments                                                               998         329
                                                                                 --------    --------
       Net cash used in operating activities                                       (4,790)     (5,481)
Cash flows for investing activities:
   Purchase of property, plant and equipment                                       (3,114)     (3,613)
   Investment in ATIII joint venture                                               (2,460)         --
   Other assets                                                                      (595)        (77)
                                                                                 --------    --------
       Net cash used in investing activities                                       (6,169)     (3,690)
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                          --       6,423
   Net proceeds from employee stock purchase plan                                     517         700
   Net proceeds from the exercise of stock options                                     34         445
   Proceeds from preferred stock offering                                              --      19,000
   Proceeds from long-term debt                                                     3,802          --
   Repayment of long-term debt                                                     (1,257)     (1,038)
   Net borrowings (repayment) under revolving line of credit                        4,604      (6,000)
   Investment and advances by Genzyme Corporation                                      --      (6,000)
   Other long-term liabilities                                                        (44)        (51)
                                                                                 --------    --------
       Net cash provided by financing activities                                    7,656      13,479
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                               (3,303)      4,308
Cash and cash equivalents at beginning of the period                               11,740       6,383
                                                                                 --------    --------
Cash and cash equivalents at end of the period                                   $  8,437    $ 10,691
                                                                                 ========    ========

Noncash Investing and Financing Activities:
   Property acquired under capital leases                                        $    873    $    668
   Receipt of stock for Accounts Receivable and Advance Payment                        --         583
   Technology license acquired by issuance of stock                                 1,000          --

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

      The financial statements for the six months ended July 4, 1999 and June 28, 1998 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    Accounting Policies:

      The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

      Per share information is based upon weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents consisting of warrants, stock options and convertible preferred stock, totaled 6.5 million and 4 million shares at July 4, 1999 and June 28, 1998, respectively. Since the Company incurred a net loss for the period ending July 4, 1999 and June 28, 1998, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

      Included in the net loss is an equity in loss of joint venture of $1,843,000 which represents the Company's commitment to fund 30% of the losses and capital expenditures incurred in 1999 of the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Total net losses of the ATIII LLC in the first six months of 1999 were $5.8 million, and the ATIII LLC did not recognize any revenues.

3.    Income Taxes:

      Due to the profitability of some of its contract research laboratories in certain states, the Company has recorded a state provision for income taxes for the period ended July 4, 1999.

4.    Preferred Stock Conversion:

      On January 25, May 4 and May 19, 1999, an institutional investor converted 1,500, 1,000 and 750 shares, respectively, of the Series A Convertible Preferred Stock ("Preferred Stock"), $.01 par value per share, into 321,716, 299,626 and 211,638 shares, respectively, of the Company's common stock at a conversion price of $4.6625, $3.3375 and $3.5438 per share, respectively. The conversion prices represented the average of the five lowest bid prices of the prior 20 trading days before conversion. After these conversions, 16,750 shares of the Preferred Stock remained outstanding.

      Subsequent to the date of these financial statements on July 23 and July 27, 1999, two institutional investors converted 1,000 and 750 shares of the Preferred Stock into 223,462 and 167,131 shares of the Company's common stock at a conversion price of $4.475 and $4.485 per share, respectively. After these conversions, 15,000 shares of the Preferred Stock remained outstanding.

5.    Segment Information:

      Below is the Company's segment information for its two reportable segments: Contract research organization ("Primedica") and research and development ("Transgenics"). During 1999, the Company began to allocate certain corporate expenses to the Primedica segment in its evaluation of the segments loss from operations. Certain reclassifications have been made to prior year's numbers to conform to 1999 classifications.

                                            Three Months Ended       Six Months Ended
                                           --------------------    --------------------
                                            July 4,    June 28,     July 4,    June 28,
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------
Revenues:
    Primedica - external customers         $ 14,314    $ 12,200    $ 27,390    $ 23,388
    Primedica - intersegment                    345         526         776         890
    Transgenics                               4,288       2,213       5,981       4,776
                                           --------    --------    --------    --------
                                             18,947      14,939      34,147      29,054
    Elimination of intersegment revenues       (345)       (526)       (776)       (890)
                                           --------    --------    --------    --------
                                           $ 18,602    $ 14,413    $ 33,371    $ 28,164
                                           ========    ========    ========    ========

Loss from operations:
    Primedica                              $   (384)   $   (230)   $ (1,277)   $ (1,132)
    Transgenics                                 (34)     (2,638)     (3,290)     (4,678)
    Unallocated amounts:
    Corporate expenses                       (1,336)     (1,065)     (2,316)     (1,859)

    Equity in loss of joint venture            (977)       (860)     (1,843)     (1,724)
                                           --------    --------    --------    --------
                                           $ (2,731)   $ (4,793)   $ (8,726)   $ (9,393)
                                           ========    ========    ========    ========

6.    ACT License Agreement:

      In June 1999, the Company entered into an Exclusive License and Development Agreement ("the Agreement") with Advanced Cell Technology, Inc. ("ACT"). The Company paid $1,750,000 to ACT in consideration of the license granted to the Company from ACT of which $1.0 million was in the form of 216,798 shares of Company stock and $750,000 was in cash. The number of shares was based on a price of $4.6125 per share. The Company has capitalized the amount paid for the license fee to Other Assets and is amortizing it over ten years based on its estimated economic life. Additionally, the Company paid to ACT $250,000 in cash as an advance payment which shall be fully creditable against ACT services for which parties have separately contracted, milestone payments, royalties, sublicense revenues or other payments payable or to become payable to ACT from the Company under this Agreement or any other agreement between the parties.

7.    Facility Lease:

      On March 26, 1999, the Company entered into a seven year facility lease for 12,468 square feet located in Framingham, Massachusetts. The monthly payment for years one and two is $26,945, years three and four is $27,534 and years five through seven is $28,573.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended July 4, 1999 and June 28, 1998

Total revenues for the three-month period ending July 4, 1999 were $18.6 million, compared with $14.4 million in the comparable period of 1998, an increase of $4.2 million or 29%. Service revenues increased to $14.3 million in the second quarter of 1999 from $12.2 million in the second quarter of 1998, an increase of $2.1 million or 17% due to increased study activity. Research and development revenue increased to $4.3 million in the second quarter of 1999 from $2.2 million in the second quarter of 1998, an increase of $2.1 million or 95%. The increase is a result of a $1.5 million milestone payment received in the second quarter of 1999 from Bristol Meyers Squibb and a $500,000 milestone earned in the second quarter of 1999 from BASF.

Cost of services for the second quarter of 1999 were $12.1 million compared to $10.3 million in the comparable period of 1998, an increase of $1.8 million or 18% due to the increase in revenues. Sponsored research and development expenses decreased to $2.2 million in the second quarter of 1999 from $2.3 million in the second quarter of 1998, a decrease of 3% due to a decrease in subcontractor costs. Proprietary research and development expenses decreased to $892,000 in the second quarter of 1999 from $1.6 million in the second quarter of 1998, a decrease of $700,000 or 43%. The decrease is due to decreased work on the cancer vaccine program and a shifting of resources to sponsored research and development.

Gross profit, defined as revenues less service costs and research and development costs, for the second quarter of 1999 amounted to a profit of $3.4 million versus a profit of $267,000 in the second quarter of 1998 due to the increase in revenues and milestones in the second quarter of 1999. Gross profit on services for the second quarter of 1999 was $2.2 million, a gross margin of 15%, versus $1.9 million, a gross margin of 16%, in the second quarter of 1998.

Selling, general and administrative ("SG&A") expenses increased to $5.2 million in the second quarter of 1999 from $4.2 million in the second quarter of 1998, an increase of $1.0 million or 23%. The increase is due to the increased marketing activities including promotional materials and advertising and to the addition of administrative personnel required to support the growth in transgenic research and development programs as well as additional patent expenditures.

Interest income decreased to $13,000 in the second quarter of 1999, from $98,000 in the second quarter of 1998, due to lower funds available for investment. Interest expense increased to $504,000 in the second quarter of 1999 from $299,000 in the second quarter of 1998 due to increased borrowings in 1999. Other income increased to $484,000 in the second quarter of 1999, from $100,000 in the second quarter of 1998, due to the receipt of an insurance settlement in 1999.

The Company recognized $977,000 of Joint Venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the second quarter of 1999 as compared to $860,000 incurred during the second quarter of 1998.

Six months ended July 4, 1999 and June 28, 1998

Total revenues for the six-month period ending July 4, 1999 were $33.4 million, compared with $28.2 million in the comparable period of 1998, an increase of $5.2 million or 18%. Service revenues increased to $27.4 million during the first six months of 1999 from $23.4 million in the comparable period of 1998, an increase of $4 million or 17% due to increased study activity. Research and development revenue increased to $6 million during the first six months of 1999 from $4.8 million in the comparable period of 1998, an increase of $1.2 million or 25%. The increase is a result of a $1.5 million milestone payment received in the second quarter of 1999 from Bristol Meyers Squibb and a $500,000 milestone earned in the second quarter of 1999 from BASF versus a $1.0 million milestone payment received in the first quarter of 1998.

Cost of services during the first six months of 1999 were $23.6 million compared to $20.2 million in the comparable period of 1998, an increase of $3.4 million or 17% due to the increase in revenues. Sponsored research and development expenses increased to $4.8 million in the first six months of 1999 from $4.1 million in the comparable period of 1998, an increase of $700,000 or 16%. The increase in expense is due to an increase in activity on sponsored research. Proprietary research and development expenses decreased to $2.2 million in the first six months of 1999 from $3.4 in the comparable period of 1998, a decrease of $1.2 million or 36%. The decrease is due to decreased work on the cancer vaccine program and a shifting of resources to sponsored research and development.

Gross profit for the first six months of 1999 amounted to a profit of $2.8 million versus a profit of $417,000 in the comparable period of 1998 due to the increase in revenues. Gross profit on services for the first six months of 1999 was $3.8 million, a gross margin of 14%, versus $3.2 million, a gross margin of 14%, in the comparable period of 1998.

Selling, general and administrative ("SG&A") expenses increased to $9.7 million in the first six months of 1999 from $8.1 million in the comparable period of 1998, an increase of $1.6 million or 20%. The increase is due to the increased marketing activities including promotional materials and advertising and to the addition of administrative personnel required to support the growth in transgenic research and development programs as well as additional patent expenditures.

Interest income decreased to $20,000 in the first six months of 1999, from $110,000 in the comparable period of 1998, due to lower funds available for investment. Interest expense increased to $1.0 million in the first six months of 1999 from $756,000 in the comparable period of 1998 due to increased borrowings in 1999. Other income increased to $484,000 in the first six months of 1999, from $100,000 in the comparable period of 1998, due to the receipt of an insurance settlement.

The Company recognized $1.8 million of Joint Venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the first six months of 1999 as compared to $1.7 million incurred during the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $8.4 million at July 4, 1999. During the first six months of 1999, the Company had a $3.3 million net decrease in cash: $7.3 million of cash used in operations (due primarily to the net loss of $9.4 million offset by a decrease in non-cash working capital of $2.5 and $4.6 million of non-cash charges), $3.1 million was invested in capital equipment, further expansion of the transgenic production facility and the expansion of the laboratory facilities and $1.3 million was used to pay down long-term debt. Sources of funds during the period included $4.6 million in net borrowings under a commercial bank revolving line of credit, $3.8 million of proceeds from issuance of long-term debt and $551,000 of proceeds from the issuance of common stock under various employee stock plans.

The Company had a working capital deficit of $11.8 million at July 4, 1999 compared to a deficit of $4.3 million at January 4, 1999. As of July 4, 1999, the Company had approximately $6.4 million available under the Genzyme Credit Line, $300,000 available under a line of credit with a commercial bank, $4.1 million was available under various capital lease lines and $1.5 million available under a term loan for facility expansion. Under the Company's 1999 operating plan, existing cash balances along with funds available under the bank and lease lines and the Genzyme Credit Line are expected to be sufficient to fund the Company into the third quarter of 2000. In the second quarter of 1999, the Company re-evaluated its clinical trial strategy with respect to ATIII, and eliminated plans to engage in a clinical trial comparing rh ATIII with plasma derived product, but is completing its two placebo-controlled trials evaluating ATIII use in achieving adequate anti-coagulation in heparin-resistant patients about to undergo cardiopulmonary bypass surgery. The Company is considering various alternative financing strategies, such as collaborative arrangements, public or private sales of its securities, including securities in certain subsidiaries, additional mortgage or lease financing, asset sales and other sources.

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

Impact of the Year 2000

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

The Company has appointed a Year 2000 task force to address the issues and assess the potential impact of the Year 2000 problem. The task force is evaluating the Company's financial systems, computers, software and other equipment to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems, software and other equipment will be Year 2000 compliant by the end of the Summer of 1999. The Company has spent approximately $250,000 and estimates that it will spend approximately $300,000 to $400,000 in capital replacement of computers, equipment and software upgrades. The Company will incur another $100,000 to $200,000 for costs of implementation. The Company has initiated communications with third party suppliers and is requesting that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. Additionally, the Company is assessing those vendors that are not Year 2000 compliant and is in the process of finding alternative vendors that are compliant.

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

                                     PART II

ITEM 2:     Changes in Securities

            On May 4, 1999, May 19, 1999, July 23, 1999 and July 27, 1999,
      several institutional investors converted 1,000, 750, 1,000 and 750 shares of their Series A Convertible Preferred Stock, $.01 par value per share, of the Company (the "Preferred Stock"), into 299,626, 211,638, 223,462 and 167,131 shares of the Company's Common Stock, $.01 par value per share (the "Common Stock"), at conversion prices of $3.3375, $3.5438, $4.475 and $4.485 per share of Preferred Stock, respectively. These conversions resulted in the issuance of an aggregate of 901,857 shares of the Company's Common Stock during the quarter ended July 4, 1999. The Company believes the issuance of its Common Stock upon conversion of the Preferred Stock qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, based on the number and nature of the holders.

ITEM 4:     Submission of Matters to a Vote of Security Holders

            At the Annual Meeting of Stockholders held on May 25, 1999, the Company's stockholders voted as follows:

      (a) To reelect each of the following nominees to the Board of Directors for a three-year term:

            Nominee                   Total Vote "FOR"     Total Vote Withheld
            -------                   ----------------     -------------------

            Henry E. Blair                16,992,266              492,742

            Francis J. Bullock            16,992,266              492,742

            Alan W. Tuck                  16,992,266              492,742

            In addition, the terms in office of Sandra Nusinoff Lehrman, Robert
            W. Baldridge, James A. Geraghty, Alan E. Smith and Henri A. Termeer continued after the meeting.

      (b) To amend the Company's 1993 Equity Incentive Plan to increase the number of shares of the Common Stock of the Company that may be subject to awards under the Plan from 3,015,000 shares to 3,390,000 shares.

            Total Vote for the Proposal     16,612,962

            Total Vote Against the Proposal    799,802

            Abstentions                         72,244

ITEM 5:     Other Information

      The Board of Directors of the Company amended the Company's Bylaws on May 25, 1999 to clarify the date by which stockholders must give notice of a stockholder proposal or director nomination in order for such proposal or nomination to be timely for consideration at any special or annual meeting of the stockholders. Under the Company's Bylaws, as amended, in order for a stockholder to bring business before or propose director nominations at the Company's 2000 Annual Meeting of Stockholders, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation by the close of business on the March 13, 2000. This deadline supercedes the deadline established under the Bylaws prior to the amendment which deadline was disclosed in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 6:     Exhibits and Reports on From 8-K

(a)   Exhibits

      See the Exhibit Index immediately following the signature page.

(b)   Reports on Form 8-K

      No reports were filed on Form 8-K during the quarter ended July 4, 1999.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  July 4, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 18, 1999         GENZYME TRANSGENICS CORPORATION


                              By:  /s/ John B. Green
                                   ------------------------------------
                                       John B. Green
                                       Duly Authorized Officer,
                                       Vice President and
                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                    Description
-------                    -----------

3.1 By-laws of Genzyme Transgenics Corporation, as amended through May 25, 1999. Filed herewith.

10.1 Lease dated March 26, 1999 between Genzyme Transgenics Corporation and NDNE 9/90 Corporate Center LLC. Filed herewith.

10.2 1993 Equity Incentive Plan, as amended through May 25, 1999. Filed herewith.

27          Financial Data Schedule. (EDGAR only.)