Form 10-Q
period 1999-10-03
GENZYME TRANSGENICS CORP
filed 1999-11-17
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-------           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

                         Commission file number 0-21794

                         GENZYME TRANSGENICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                   04-3186494
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

175 Crossing Boulevard, Suite 410, Framingham, Massachusetts           01702
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

         Yes     X                         No
              --------                           --------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                           OUTSTANDING AT NOVEMBER 5, 1999
           -----                           --------------------------------
Common Stock, $0.01 par value                       20,830,430

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS


                                                                                                        PAGE #

PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of October 3, 1999
         and January 3, 1999.................................................................................3

         Condensed Consolidated Statements of Operations for the Three Months and
         Nine Months Ended October 3, 1999 and September 27, 1998 ...........................................4

         Condensed Consolidated Statements of Cash Flows for
         the Nine Months Ended October 3, 1999 and September 27, 1998........................................5

         Notes to Unaudited Condensed Consolidated Financial Statements......................................6

         ITEM 2
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................................................10

         ITEM 3
         Quantitative and Qualitative Disclosures
         About Market Risk .................................................................................14

PART II. OTHER INFORMATION

         ITEM 2
         Changes in Securities .............................................................................15

         ITEM 6
         Exhibits and Reports on Form 8-K...................................................................15

SIGNATURES..................................................................................................16

EXHIBIT INDEX...............................................................................................17


                         GENZYME TRANSGENICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                  October 3,   January 3,
                                                                                     1999        1999
                                                                                   --------    --------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                       $  5,577    $ 11,740
   Accounts receivable, net of allowance of $815 and $487                            11,031      12,334
   Unbilled contract revenue                                                          7,989       6,847
   Other current assets                                                               2,174       1,496
                                                                                   --------    --------
         Total current assets                                                        26,771      32,417
Net property, plant and equipment                                                    33,229      30,486
Costs in excess of net assets acquired, net                                          17,546      18,404
Other assets                                                                          3,315       2,030
                                                                                   --------    --------
                                                                                   $ 80,861    $ 83,337
                                                                                   ========    ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  2,167    $  2,811
   Accounts payable - Genzyme Corporation                                               420       1,487
    Due to ATIII LLC                                                                  2,573       2,418
   Revolving line of credit                                                          15,750      11,096
   Accrued expenses                                                                  10,540       8,403
   Advance payments                                                                   7,160       8,317
   Current portion of long-term debt                                                  2,867       2,204
                                                                                   --------    --------
         Total current liabilities                                                   41,477      36,736
   Long-term debt, net of current portion                                            13,410       9,561
   Deferred lease obligation                                                            770         741
   Other liabilities                                                                     --          95
                                                                                   --------    --------
         Total liabilities                                                           55,657      47,133
Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized; 4,000,000 have been designated as Series A Convertible, of which 11,000 and 20,000 shares are issued and outstanding at October 3, 1999 and January 3, 1999,
       respectively (Note 4) (liquidation preference $11,000)                            --          --
    Common stock, $.01 par value; 40,000,000 shares authorized; 20,830,090 and
       18,384,024 shares issued and outstanding
       at October 3, 1999 and January 3, 1999, respectively                             208         184
    Dividend on preferred stock                                                      (1,156)     (1,156)
    Capital in excess of par value - preferred stock                                 10,326      18,777
    Capital in excess of par value - common stock                                    76,382      65,716
    Unearned compensation                                                              (259)       (437)
    Accumulated deficit                                                             (60,263)    (46,864)
    Accumulated other comprehensive loss                                                (34)        (16)
                                                                                   --------    --------
               Total stockholders' equity                                            25,204      36,204
                                                                                   --------    --------
                                                                                   $ 80,861    $ 83,337
                                                                                   ========    ========


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended       Nine Months Ended
                                                            ------------------------- ------------------------
                                                            October 3,  September 27, October 3, September 27,
                                                               1999        1998        1999        1998
                                                             --------    --------    --------    --------
Revenues
   Services                                                  $ 14,544    $ 13,828    $ 41,934    $ 37,216
   Sponsored research and development                           5,219       2,703      11,200       7,479
                                                             --------    --------    --------    --------
                                                               19,763      16,531      53,134      44,695
Costs and operating expenses:
   Services                                                    11,888      11,538      35,472      31,751
   Research and development
       Sponsored                                                3,017       2,983       7,805       7,115
       Proprietary                                              1,169       1,597       3,347       4,999
   Selling, general and administrative                          4,912       3,869      14,616      11,955
   Facility consolidation costs                                 1,245          --       1,245          --
   Equity in loss of joint venture                                853         993       2,696       2,717
                                                             --------    --------    --------    --------
                                                               23,084      20,980      65,181      58,537
                                                             --------    --------    --------    --------
Loss from operations                                           (3,321)     (4,449)    (12,047)    (13,842)
Other income (expense):
   Interest income                                                 19         121          39         231
   Interest expense                                              (654)       (298)     (1,668)     (1,054)
   Other income                                                    --          --         484         100
                                                             --------    --------    --------    --------
Loss before income taxes                                       (3,956)     (4,626)    (13,192)    (14,565)

Provision (benefit) for income taxes                               48          --         207         (10)
                                                             --------    --------    --------    --------

Net loss                                                     $ (4,004)   $ (4,626)   $(13,399)   $(14,555)

Dividend to preferred shareholders                                 --          --          --      (1,156)
                                                             --------    --------    --------    --------

Net loss available to common shareholders                    $ (4,004)   $ (4,626)   $(13,399)   $(15,711)
                                                             --------    --------    --------    --------
                                                             --------    --------    --------    --------
Net loss per common share (basic and diluted)                $  (0.20)   $  (0.25)   $  (0.69)   $  (0.88)
                                                             --------    --------    --------    --------
                                                             --------    --------    --------    --------
Weighted average number of shares
   outstanding (basic and diluted)                             20,150      18,262      19,356      17,857
                                                             --------    --------    --------    --------
                                                             --------    --------    --------    --------
Comprehensive loss:
    Net loss                                                 $ (4,004)   $ (4,626)   $(13,399)   $(14,555)

    Other comprehensive income (loss):
         Unrealized holding gain (losses) on available for
          sale securities                                          22          --         (18)         --
                                                             --------    --------    --------    --------
    Total other comprehensive income (loss)                        22          --         (18)         --
                                                             --------    --------    --------    --------
Comprehensive loss                                           $ (3,982)   $ (4,626)   $(13,417)   $(14,555)
                                                             --------    --------    --------    --------
                                                             --------    --------    --------    --------


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                   Nine Months Ended
                                                                                --------------------------
                                                                                October 3,   September 27,
                                                                                   1999        1998
                                                                                 --------    --------
Cash flows for operating activities:
   Net loss                                                                      $(13,399)   $(14,555)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Depreciation and amortization                                                4,652       3,697
       Amortization of unearned compensation                                           86          --
       Equity in loss of joint venture                                              2,696       2,717
Changes in assets and liabilities:
       Accounts receivable and unbilled contract revenue                              161      (2,318)
       Other current assets                                                          (690)        506
       Accounts payable                                                              (644)        980
       Accounts payable - Genzyme Corporation                                      (1,067)     (1,647)
       Other accrued expenses                                                       2,648         676
       Advance payments                                                            (1,157)      1,813
                                                                                 --------    --------
       Net cash used in operating activities                                       (6,714)     (8,131)
Cash flows for investing activities:
   Purchase of property, plant and equipment                                       (4,652)     (5,119)
   Investment in ATIII joint venture                                               (2,468)       (546)
   Other assets                                                                      (468)       (293)
                                                                                 --------    --------
       Net cash used in investing activities                                       (7,588)     (5,958)
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                          --       6,368
   Net proceeds from employee stock purchase plan                                     759         956
   Net proceeds from the exercise of stock options                                     61         456
   Proceeds from preferred stock offering                                              --      19,000
   Proceeds from long-term debt                                                     4,600         233
   Repayment of long-term debt                                                     (1,869)     (1,523)
   Net borrowings (repayment) under revolving line of credit                        4,654      (1,500)
   Investment and advances by Genzyme Corporation                                      --      (6,000)
   Other long-term liabilities                                                        (66)        (65)
                                                                                 --------    --------
       Net cash provided by financing activities                                    8,139      17,925
                                                                                 --------    --------
Net increase (decrease) in cash and cash equivalents                               (6,163)      3,836
Cash and cash equivalents at beginning of the period                               11,740       6,383
                                                                                 --------    --------
Cash and cash equivalents at end of the period                                   $  5,577    $ 10,219
                                                                                 --------    --------
                                                                                 --------    --------
Noncash Investing and Financing Activities:
    Property acquired under capital leases                                       $  1,781    $  1,167
    Receipt of stock for Accounts Receivable and Advance Payment                       --         583
    Technology license acquired by issuance of stock                                1,000          --



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

                  The financial statements for the nine months ended October 3, 1999 and September 27, 1998 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

         2.       ACCOUNTING POLICIES:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

                  Per share information is based upon weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents consisting of warrants, stock options and convertible preferred stock, totaled 5.5 million and 4.5 million shares at October 3, 1999 and September 27, 1998, respectively. Since the Company incurred a net loss for the period ending October 3, 1999 and September 27, 1998, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

                  Included in the net loss is an equity in loss of joint venture of $2,696,000 which represents the Company's commitment to fund 30% of the losses and capital expenditures incurred in 1999 of the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Total net losses of the ATIII LLC in the first nine months of 1999 were $8.6 million, and the ATIII LLC did not record any revenues.

         3.       INCOME TAXES:

                  Due to the profitability of some of its contract research laboratories in certain states, the Company has recorded a state provision for income taxes for the period ended October 3, 1999.

         4.       PREFERRED STOCK CONVERSION:

                  During 1999, several institutional investors converted 9,000 shares of the Series A Convertible Preferred Stock (the "Series A Preferred Stock"), $.01 par value per share, into 1,927,503 shares of the Company's common stock at conversion prices ranging from $3.34 to $5.98 per share. The conversion prices represented the average of the five lowest bid prices of the prior 20 trading days before conversion. After these conversions, 11,000 shares of the Series A Preferred Stock remained outstanding.

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


                                            Three Months Ended         Nine Months Ended
                                          ------------------------- ------------------------
                                          October 3,  September 27, October 3, September 27,
                                             1999        1998        1999        1998
                                           --------    --------    --------    --------
Revenues:
    Primedica - external customers         $ 14,544    $ 13,828    $ 41,934    $ 37,216
    Primedica - intersegment                    332         666       1,108       1,556
    Transgenics                               5,219       2,703      11,200       7,479
                                           --------    --------    --------    --------
                                             20,095      17,197      54,242      46,251
    Elimination of intersegment revenues       (332)       (666)     (1,108)     (1,556)
                                           --------    --------    --------    --------
                                           $ 19,763    $ 16,531    $ 53,134    $ 44,695
                                           --------    --------    --------    --------
                                           --------    --------    --------    --------
Loss from operations:
    Primedica                              $    (36)   $    (76)   $ (1,313)   $ (1,742)
    Transgenics                                 (17)     (2,719)     (3,307)     (7,397)
    Unallocated amounts:
        Corporate expenses                   (2,415)       (661)     (4,731)     (1,986)
        Equity in loss of joint venture        (853)       (993)     (2,696)     (2,717)
                                           --------    --------    --------    --------
                                           $ (3,321)   $ (4,449)   $(12,047)   $(13,842)
                                           --------    --------    --------    --------
                                           --------    --------    --------    --------


         6.       ACT LICENSE AGREEMENT:

                  In June 1999, the Company entered into an Exclusive License and Development Agreement ("the Agreement") with Advanced Cell Technology, Inc. ("ACT"). The Company paid $1,750,000 to ACT in consideration of the license granted to the Company from ACT. Of the amount paid, $1million was in the form of 216,798 shares of the Company's common stock and $750,000 was in cash. The number of shares issued was based on a price of $4.61 per share, which was the fair market value at that time. Since the licensed technology is being used in research and development and to generate research and development revenues, the Company has capitalized the amount paid for the license fee as Other Assets which is being amortized over ten years based on its estimated economic life. Additionally, the Company paid ACT $250,000 in cash as an advance payment which shall be fully creditable against ACT services for which parties have separately contracted, milestone payments, royalties, sublicense revenues or other payments payable or to become payable to ACT from the Company.


         7.       FACILITY LEASE:

                  On March 26, 1999, the Company entered into a seven year facility lease for 12,468 square feet located in Framingham, Massachusetts. The monthly payment is $26,945 for years one and two, $27,534 for years three and four and $28,573 for years five through seven.

         8.       PHARMING CROSS-LICENSE AGREEMENT - SECOND AMENDMENT:

                  On August 31, 1999, the Company entered into a Second Amendment ("Amendment") with Pharming Group N.V. ("Pharming"). The Company paid a license fee of $750,000 to Pharming which was recorded as research and development expense. Additionally, the Company has agreed to pay an annual maintenance fee, milestone payments and royalties on hSA-related income for any products that receive marketing approval.

         9.       FACILITY CONSOLIDATION:

                  In September 1999, the Company incurred costs of $1,245,000 relating to the consolidation of certain facilities. The consolidation is expected to be completed by the end of fiscal 1999, therefore all costs are included in Accrued Expenses at October 3, 1999. Costs consisted of facility closure costs of $740,000 and severance and employee related costs of $505,000. The facility closure costs include write-offs of leasehold improvements of $415,000 and rental and lease termination costs to be incurred after the consolidation of $325,000. The rental and lease termination costs are expected to be paid through December of 2003. Severance costs related to the elimination of 20 positions of which 12 were laboratory positions, one was accounting/finance and seven were general and administrative positions. The total severance is to be paid through 2000.

         10.      SUBSEQUENT EVENT:

                  On November 12, 1999, the Company issued a redemption call on the outstanding $11.0 million of Series A Preferred Stock. Under the redemption terms, the holders of the Series A Preferred Stock have five business days in which to convert the preferred stock shares into Common Stock or be redeemed at par plus 15%.

                  In conjunction with the redemption call, the Company will issue up to $12.5 million of Series B Convertible Preferred Stock ("Series B Preferred Stock") to Genzyme. The
                  Series B Preferred Stock carries an initial 11% dividend which increases to 12% effective July 1, 2000 and is convertible by the holder into Common Stock at a fixed rate of $6.30 per common share. All accumulated or accrued and unpaid dividends will be paid upon conversion, liquidation or redemptions of the Series B Preferred Stock. The Company has the sole right to redeem the Series B Preferred Stock for cash at any time at its original value plus accrued dividends. Genzyme has the right to require redemption only under circumstances involving new permanent equity being invested in the Company. The Company will issue Series B Preferred Stock only to the extent needed to fund redemption of the Series A Preferred Stock.

                  In connection with signing the agreement to purchase the Series B Preferred Stock, the Company also issued to Genzyme a 10-year warrant to purchase 55,833 shares of the Company's Common Stock at an exercise price of $6.30 per share. Additionally, upon the closing of the investment, an additional warrant to purchase up to 55,833 shares with similar terms will be issued based upon the amount of Series B Preferred Stock actually issued. Finally, if any shares of Series B Preferred Stock remain outstanding on July 1, 2000, up to 55,833 warrants exercisable at the then-current market price for the Company's Common Stock will be issued based upon the amount of Series B Preferred then outstanding.

                  The Company will record a dividend to preferred shareholders in the fourth quarter of 1999 relating to this transaction.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998

Total revenues for the three-month period ending October 3, 1999 were $19.8 million, compared with $16.5 million in the comparable period of 1998, an increase of $3.3 million or 20%. Service revenues increased to $14.5 million in the third quarter of 1999 from $13.8 million in the third quarter of 1998, an increase of $700,000 or 5%. Research and development revenue increased to $5.2 million in the third quarter of 1999 from $2.7 million in the third quarter of 1998, an increase of $2.5 million or 93%. The increase is primarily a result of a $3.5 million milestone payment earned during the third quarter of 1999 in association with a program to produce human serum albumin ("the hSA program") in transgenic cattle offset by success fees earned on other programs during the third quarter of 1998.

Cost of services for the third quarter of 1999 were $11.9 million compared to $11.5 million in the comparable period of 1998, an increase of $400,000 or 3.0%, due to the increase in revenues. Sponsored research and development expenses were $3 million in both the third quarter of 1999 and the third quarter of 1998. Proprietary research and development expenses decreased to $1.2 million in the third quarter of 1999 from $1.6 million in the third quarter of 1998, a decrease of $400,000 or 25%. The decrease is due to reduced expenditures on the cancer vaccine program.

Gross profit, defined as revenues less service costs and research and development costs, for the third quarter of 1999 amounted to a profit of $3.7 million versus a profit of $413,000 in the third quarter of 1998 due primarily to the increase in research and development revenues and milestones in the third quarter of 1999. Gross profit on services for the third quarter of 1999 was $2.7 million, a gross margin of 18%, versus $2.3 million, a gross margin of 17% in the third quarter of 1998.

Selling, general and administrative ("SG&A") expenses increased to $4.9 million in the third quarter of 1999 from $3.9 million in the third quarter of 1998, an increase of $1 million or 26%. The increase is due to the increased marketing effort and to the addition of administrative personnel required to support the growth in transgenic research and development programs as well as additional patent related expenditures.

Interest income decreased to $19,000 in the third quarter of 1999, from $121,000 in the third quarter of 1998, due to lower funds available for investment. Interest expense increased to $654,000 in the third quarter of 1999 from $298,000 in the third quarter of 1998 due to increased borrowings in 1999.

The Company recognized $853,000 of Joint Venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the third quarter of 1999 as compared to $993,000 incurred during the third quarter of 1998.

During the third quarter of 1999, the Company recognized $1.2 million of facility consolidation costs associated with the consolidation of Primedica's Massachusetts operations into a single facility. Costs consisted of facility closure costs of $740,000 and severance and employee related costs of $505,000. The facility closure costs include write-offs of leasehold improvements of $415,000 and rental and lease termination costs to be incurred after the consolidation of $325,000. The rental and lease termination costs are expected to be paid through December of 2003. Severance costs related to the elimination of 20 positions of which 12 were laboratory positions, one was accounting/finance and seven were general and administrative positions. The total severance is to be paid through 2000. This consolidation is expected to increase the Company's ability to perform higher margin clinical services due to the decreased capacity requirements of these services, while at the same time reducing operating expenses.

NINE MONTHS ENDED OCTOBER 3, 1999 AND SEPTEMBER 27, 1998

Total revenues for the nine-month period ending October 3, 1999 were $53.1 million, compared with $44.7 million in the comparable period of 1998, an increase of $8.4 million or 19%. Service revenues increased to $41.9 million during the first nine months of 1999 from $37.2 million in the comparable period of 1998, an increase of $4.7 million or 13%. Research and development revenue increased to $11.2 million during the first nine months of 1999 from $7.5 million in the comparable period of 1998, an increase of $3.7 million or 49%. The increase is primarily a result of a $3.5 million milestone payment earned during the third quarter of 1999 in association with progress on the hSA program.

Cost of services during the first nine months of 1999 were $35.5 million compared to $31.8 million in the comparable period of 1998, an increase of $3.7 million or 12%, due to the increase in revenues. Sponsored research and development expenses increased to $7.8 million in the first nine months of 1999 from $7.1 million in the comparable period of 1998, an increase of $700,000 or 10%. The increase in expense was due to increased activity on sponsored research programs. Proprietary research and development expenses decreased to $3.3 million in the first nine months of 1999 from $5 million in the comparable period of 1998, a decrease of $1.7 million or 34%. The decrease is due primarily to reduced expenditures on the cancer vaccine program and a shifting of resources to sponsored research and development.

Gross profit, defined as revenues less service costs and research and development costs, for the first nine months of 1999 increased to a profit of $6.5 million versus $830,000 in the comparable period of 1998 due to higher revenues and milestone payments and a decrease in proprietary costs. Gross profit on services for the first nine months of 1999 was $6.5 million, a gross margin of 15%, versus $5.5 million, a gross margin of 15%, in the comparable period of 1998.

Selling, general and administrative ("SG&A") expenses increased to $14.6 million in the first nine months of 1999 from $12.0 million in the comparable period of 1998, an increase of $2.6 million or 22%. The increase is due to the increased marketing effort and to the addition of administrative personnel required to support the growth in transgenic research and development programs as well as additional patent related expenditures.

Interest income decreased to $39,000 in the first nine months of 1999, from $231,000 in the comparable period of 1998, due to lower funds available for investment. Interest expense increased to $1.7 million in the first nine months of 1999 from $1.1 million in the comparable period of 1998 due to increased borrowings in 1999. Other income increased to $484,000 in the first nine months of 1999, from $100,000 in the comparable period of 1998, due to the receipt in 1999 of an insurance settlement.

The Company recognized $2.7 million of Joint Venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the first nine months of 1999 as well as during the comparable period of 1998.


During the third quarter of 1999, the Company recognized $1.2 million of facility consolidation costs associated with the consolidation of Primedica's Massachusetts operations into a single facility. Costs consisted of facility closure costs of $740,000 and severance and employee related costs of $505,000. The facility closure costs include write-offs of leasehold improvements of $415,000 and rental and lease termination costs to be incurred after the consolidation of $325,000. The rental and lease termination costs are expected to be paid through December of 2003. Severance costs related to the elimination of 20 positions of which 12 were laboratory positions, one was accounting/finance and seven were general and administrative positions. The total severance is to be paid through 2000. The consolidation is expected to increase the Company's ability to perform higher margin clinical services due to the decreased capacity requirements of these services, while at the same time reducing operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $5.6 million at October 3, 1999. During the first nine months of 1999, the Company had a $6.2 million net decrease in cash: $6.7 million of cash used in operations (due primarily to the net loss of $13.4 million and a decrease in non-cash working capital of $749,000 offset by an increase in non-cash charges of $7.4 million), $4.7 million was invested in capital equipment, further expansion of the transgenic production facility and the expansion of the laboratory facilities, and $1.9 million was used to pay down long-term debt. Sources of funds during the period included $4.7 million in net borrowings under a commercial bank revolving line of credit, $4.6 million of proceeds from issuance of long-term debt and $820,000 of proceeds were received from the issuance of common stock under various employee stock plans.

The Company had a working capital deficit of $14.7 million at October 3, 1999 compared to a deficit of $4.3 million at January 3, 1999. As of October 3, 1999, the Company had approximately $6.4 million available under a credit line with Genzyme ("the Genzyme Credit Line"), $250,000 available under a line of credit with a commercial bank, $3.2 million available under various capital lease lines and $683,000 available under a term loan for the Charlton facility expansion. Under the Company's 1999 operating plan, existing cash balances along with funds available under the bank and lease lines and the Genzyme Credit Line are expected to be sufficient to fund the Company into the third quarter of 2000. On November, 12, 1999, the Company issued a redemption call on the outstanding $11.0 million of Series A Preferred. Under the redemption terms, the holders of the Series A Preferred Stock have five business days in which to convert the preferred stock shares into Common Stock or be redeemed at par plus 15%.

In conjunction with the redemption call, the Company will issue up to $12.5 million of Series B Convertible Preferred Stock ("Series B Preferred Stock") to Genzyme. The Series B Preferred Stock carries an initial 11% dividend which increases to 12% effective July 1, 2000 and is convertible by the holder into Common Stock at a fixed rate of $6.30 per common share. All accumulated or accrued and unpaid dividends will be paid upon conversion, liquidation or redemptions of the Series B Preferred Stock. The Company has the sole right to redeem the Series B Preferred Stock for cash at any time at its original value plus accrued dividends. Genzyme has the right to require redemption only under circumstances involving new permanent equity being invested in the Company. The Company will issue Series B Preferred Stock only to the extent needed to fund redemption of the Series A Preferred Stock.

In connection with signing the agreement to purchase the Series B Preferred Stock, the Company also issued to Genzyme a 10-year warrant to purchase 55,833 shares of the Company's Common Stock at an exercise price of $6.30 per share. Additionally, upon the closing of the investment, an additional warrant to purchase up to 55,833 shares with similar terms will be issued based upon the amount of Series B Preferred Stock actually issued. Finally, if any shares of Series B Preferred Stock remain outstanding on July 1, 2000, up to 55,833 warrants exercisable at the then-current market price for the Company's Common Stock will be issued based upon the amount of Series B Preferred then outstanding.

The Company is considering various alternative financing strategies, such as collaborative arrangements, public or private sales of its securities, including securities in certain subsidiaries, additional mortgage or lease financing, asset sales and other strategies.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements, and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the results of the Company's testing services business, the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances, regulatory requirements and the Company's ability to complete the financing for the Mason Laboratory expansion. The Company intends to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

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

The Company has appointed a Year 2000 task force to address the issues and assess the potential impact of the Year 2000 problem. The task force is evaluating the Company's financial systems, computers, software and other equipment to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems, software and other equipment will be Year 2000 compliant by the end of the fiscal year. The Company has spent approximately $440,000 and estimates that it will spend approximately $400,000 to $460,000 in capital replacement of computers, equipment and software upgrades. The Company will incur another $190,000 to $275,000 for costs of implementation. The Company initiated communications with third party suppliers and is requesting that they represent that their products and services are to be Year 2000 compliant and that they have a program to test for compliance. Additionally, the Company has assessed those vendors that are not Year 2000 compliant and is in the process of finding alternative vendors that are compliant.

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

                                     PART II

ITEM 2:           CHANGES IN SECURITIES

                  On July 23, July 27, August 27, September 2, September 7, and September 15, 1999, several institutional investors converted 1,000, 750, 500, 1,000, 500, and 2,000 shares of their Series A Convertible Preferred Stock, $.01 par value per share, of the Company (the "Series A Preferred Stock"), into 223,462, 167,131, 93,458, 185,186, 90,908 and
         334,378 shares of the Company's Common Stock, $.01 par value per share (the "Common Stock"), at conversion prices of $4.475, $4.485, $5.350, $5.400, $5.500 and $5.981 per share, respectively. These conversions resulted in the issuance of an aggregate of 1,094,523 shares of the Company's Common Stock during the quarter ended October 3, 1999. The Company believes the issuance of its Common Stock upon conversion of the Preferred Stock qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, based on the number and nature of the holders.

                  On November 12, 1999, the Company issued a redemption call on the remaining, outstanding shares of its Series A Preferred Stock. Under the redemption terms, the holders can choose to convert their shares into Common Stock or be redeemed at a 15% redemption premium.

                  On the same date, the Company agreed to issue up to 12,500 shares of its Series B Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred Stock"), and a warrant exercisable for 55,833 shares of its Common Stock to Genzyme for a maximum aggregate purchase price of $12,500,000. Upon closing the investment, the Company will issue only enough shares of Series B Preferred Stock necessary to fund its redemption of the Series A Preferred Stock. It will also issue additional warrants to purchase up to another 55,833 shares of Common Stock, depending on the number of Series B Preferred Stock shares issued. The Company believes that the issuance of the Series B Preferred Stock and the warrants qualify as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act.

                  The Series B Preferred Stock initially yields an annual dividend of 11%, which increases to a 12% rate on July 1, 2000. Accumulated or accrued and unpaid dividends are payable upon conversion, liquidation or redemption of the Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into shares of the Company's Common Stock, determined by dividing the $1,000 face amount of the share (the "Liquidation Value") by its $6.30 conversion price. Each Initial Warrant is exercisable at any time until November 12, 2000 at a $6.30 per share exercise price. The conversion price and Liquidation Value of the shares of Series B Preferred Stock and exercise price of the Initial Warrants are subject to customary anti-dilution adjustments.

                  The Company can completely or partially redeem the Series B Preferred Stock at any time for the Liquidation Value plus any accumulated dividends. If additional equity investment exceeding $20,000,000 are made in the Company, the holders of the Series B Preferred Stock can elect by majority vote to force the redemption of their shares in varying amounts depending on the size of the new investments. If any shares of Series B Preferred Stock remain outstanding on July 1, 2000, the Company must issue to Genzyme additional warrants to purchase up to 55,833 shares of Common Stock, depending on what fraction of the originally issued 12,500 shares of Series B Preferred Stock are outstanding, exercisable at the then-current market price of the Common Stock.

ITEM 6:           EXHIBITS AND REPORTS ON FROM 8-K

         (a)      Exhibits

                  See the Exhibit Index immediately following the signature page.

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended October 3, 1999.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                 OCTOBER 3, 1999

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date:  November 17, 1999               GENZYME TRANSGENICS CORPORATION



                                         By: /s/ JOHN B. GREEN
                                            -----------------------------
                                                 John B. Green
                                                 Duly Authorized Officer,
                                                 Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                             DESCRIPTION

27                Financial Data Schedule. (EDGAR only.)