Form 10-K
period 2000-01-02
GENZYME TRANSGENICS CORP
filed 2000-04-04
CIK 904973

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 2, 2000            COMMISSION FILE NO. 0-21794
                            ------------------------

                        GENZYME TRANSGENICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MASSACHUSETTS                               04-3186494
 (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

175 CROSSING BOULEVARD, SUITE 410                       01702
    FRAMINGHAM, MASSACHUSETTS                         (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
            OFFICES)

                                 (508) 620-9700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH  NAME OF EACH EXCHANGE
    CLASS       ON WHICH REGISTERED
-------------  ---------------------
    None               None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.01
                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 2000: $478,815,576

    Number of shares of the Registrant's Common Stock outstanding as of March 20, 2000: 28,487,880
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2000 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

OVERVIEW

    Genzyme Transgenics Corporation ("GTC" or the "Company") is a leader in the application of transgenic technology to the development and production of recombinant proteins for therapeutic and other biomedical uses. To date, GTC has produced more than 60 such proteins, 45 through collaborations with various commercial and academic organizations and 15 independently. More than half of the transgenic proteins actively under development by the Company are monoclonal antibodies/Ig fusion proteins. For its lead compound, Antithrombin III ("ATIII"), the Company has completed one of two identical Phase III clinical studies for the treatment of heparin resistance in patients undergoing cardiopulmonary bypass ("CPB") procedures. GTC also owns and operates a leading preclinical contract research organization ("CRO"), Primedica Corporation ("Primedica"), which provides services such as preclinical efficacy and safety testing, IN VITRO testing and formulation development to pharmaceutical, biotechnology, medical device and other companies.

    GTC produces recombinant proteins by inserting into the genetic material of an animal embryo a specific DNA sequence that directs the production of a desired protein in the milk of transgenic offspring. The Company believes that transgenic production offers substantial economic and technological advantages in comparison to traditional protein production systems, such as cell culture and microbial systems. These advantages include reduced capital expenditures, greater flexibility in timing capital investment and lower direct production cost per unit. In the case of certain complex proteins, including Ig fusion proteins, transgenic production may represent the only technologically and economically feasible method of commercial production. For proteins currently derived from pooled human plasma, transgenic production provides an alternative source with reduced risk of transmission of human viruses and other known adventitious agents. Of the 60 transgenic proteins produced to date, GTC has expressed 40 proteins at levels of one gram per liter or higher in mice, 11 of which have also been expressed in goats at levels greater than one gram per liter. These expression levels are substantially higher than those typically achieved for comparable proteins in traditional protein production systems.

    The Company's primary focus is on using transgenic technology to produce monoclonal antibodies. These therapeutics are likely to be required in relatively large and repeated doses for chronic diseases such as rheumatoid arthritis, other autoimmune diseases and cancer. The economic and technological advantages of transgenic technology make it well suited to produce the large amount of proteins anticipated for therapeutic use of monoclonal antibodies. By mid-1999, 14 monoclonal antibodies had been approved for use in the United States, nine for use as human therapeutics and five for diagnostic uses. The estimated 1999 revenues for the six highest selling therapeutic antibodies ReoPro-Registered Trademark-, Rituxan-Registered Trademark-,
Synagis-Registered Trademark-, Herceptin-Registered Trademark-, Remicade-Registered Trademark- and Zenapax-Registered Trademark- are
$1.3 billion. More than 30 monoclonal antibody candidates are now in clinical trials and over 200 are reported to be in preclinical development. The Company believes that in many cases the yearly requirement for production of these potential therapeutics will exceed 100 kilograms and may approach 300 to 1,000 kilograms. Transgenic production may provide the only commercially viable means to meet the large projected volume requirements of these therapeutics.

    The Company has several partnerships with pharmaceutical and other biotechnology companies to develop monoclonal antibodies/Ig fusion proteins transgenically. GTC's corporate partners include Bristol-Myers Squibb, Elan, Centocor, Alexion and BASF Knoll. To date, the Company has formed more than a dozen collaboration agreements which generally provide for transgenic production of limited quantities of targeted proteins in exchange for development fees and milestone payments and, in some cases, anticipate the payment of royalties on product sales upon commercialization. Following demonstration of comparability of the transgenic product to a version of the product produced in cell culture, the Company intends to negotiate commercialization agreements that are designed to allow the Company to participate in the success of the product through equity, royalties and supply commitments. The Company has been granted several patents covering the production of monoclonal and assembled antibodies in the milk of transgenic mammals, which it believes establishes a strong proprietary position in the field.

    Proteins traditionally sourced from human plasma provide other opportunities for high volume transgenic protein production. The Company is developing a transgenic version of ATIII, a protein normally found in human serum, in a joint venture with Genzyme Corporation ("Genzyme"). When bound to other blood proteins that function to regulate clotting, ATIII acts as an anticoagulant. Worldwide sales of plasma derived ATIII to treat hereditary and acquired ATIII deficiency are approximately $230 million. The Company believes transgenic ATIII may represent a more attractive product than plasma sourced ATIII in light of safety considerations, the limited volume of ATIII available from plasma and the impracticality of producing sufficient quantities of recombinant ATIII by cell culture methods. The Company has developed a goat herd producing a transgenic version of ATIII, which is now in clinical evaluation in two identical, double blinded Phase III clinical trials. The first of these studies was completed in late 1999, and the primary clinical endpoint was met. Patient enrollment in the second study is expected to be completed in the first quarter of 2000. These clinical trials have targeted treatment of heparin resistant heart disease patients undergoing cardiopulmonary bypass surgeries, with a strategy of seeking approvals for broader indications after receipt of initial marketing approval.

    Another plasma protein under development by GTC is Human Serum Albumin ("HSA"), which is being developed with Fresenius AG. The therapeutic use of HSA is indicated in situations of blood loss and decreased blood albumin levels which can occur during shock, serious burns, pre- and post-operative conditions, congestive heart failure and gastric, liver and intestinal malfunctions. HSA is currently produced by human plasma fractionation, with current worldwide sales of approximately $1 billion. During 1999, the Company achieved several milestones under this collaboration, including demonstration of expression of HSA in the milk of transgenic cattle at a concentration that is consistent with making it a commercially viable product. The Company is also developing transgenic production processes for other proteins, including a malaria merozoite surface protein ("MSP-1") for use in a malaria vaccine.

    GTC's other business, Primedica, is focused on enabling its clients to meet regulatory testing and other product development needs quickly and effectively by offering a fully integrated line of preclinical CRO services. Primedica's laboratories provide high value, scientifically differentiated services to clients, including preclinical efficacy testing, experimental surgery, photobiology and reproductive toxicology testing as well as formulation development. Primedica uses its technological capabilities to introduce new services that improve the ability of its customers to develop their products successfully. Primedica's comprehensive programs link its preclinical and manufacturing support services to reduce the time and expense of bringing new therapeutics or other products to market.

TRANSGENIC BUSINESS

OVERVIEW

    A growing number of recombinant proteins are being developed by pharmaceutical and biotechnology companies for therapeutic and diagnostic applications. Many of these proteins have proven difficult or expensive to produce in the quantities required using traditional protein production systems, such as bacteria, yeast or mammalian cell cultures. Moreover, bacteria and yeast systems cannot produce many complex proteins. While mammalian cell cultures can produce most of these complex proteins, these cells are generally more difficult and expensive to grow and often produce lower volumes of protein, or the proteins may not be secreted by the cells into the culture medium, thereby complicating recovery and purification. Proteins produced by the Company through transgenic technology have been expressed at concentrations substantially higher than those typically achieved using traditional production methods.

    Transgenic technology uses IN VITRO microinjection or other techniques to introduce a genetically engineered segment of exogenous DNA (an "expression vector") into the genetic material of a fertilized egg or early stage animal embryo. Two types of genetic instructions are incorporated into the expression vector: the coding sequence and the promoter sequence. Coding sequences instruct the cells of the animal to express a specified protein. Promoter sequences direct the expression of proteins at appropriate times and by specific tissues or cell types. GTC utilizes promoter sequences that direct the expression of specific proteins in the mammary gland during lactation. After microinjection of the exogenous DNA, the modified embryo is then transferred to a recipient female. Transgenes are successfully integrated into the genetic makeup of only a small percentage of the embryos that are microinjected; therefore multiple microinjection candidates are required. If successful, the resulting animal, when mature and lactating, will express the desired protein. Once established in the first generation of transgenic animals, the transgene is transmitted like other genetic traits to future generations through traditional breeding with either non-transgenic or other transgenic animals. To date, the Company has produced such proteins principally using goats, which offer an attractive combination of large milk volumes, relatively short generational time periods and ease of handling and milking.

    GTC believes that for certain proteins required in extremely large amounts, such as HSA, transgenic cows might be required. Due to the long gestation and maturation periods of large dairy animals, microinjection is an inefficient method to produce transgenic cows. Therefore, the Company believes that cloning may accelerate transgenic biopharmaceutical development because cloning offers a method of producing a large number of transgenic animals in one generation. GTC has signed an exclusive, worldwide licensing agreement with Advanced Cell Technologies, Inc. ("ACT") allowing GTC to utilize ACT's patented technology for the development of biopharmaceuticals in the milk of all cloned transgenic mammals. The Company believes ACT's proprietary technology, when coupled with GTC's transgenic technology, will provide additional patentable approaches to efficiently create cloned transgenic animals. To date, the Company has cloned ten cows.

ADVANTAGES OF TRANSGENIC TECHNOLOGY

    The Company believes that its current and future partners will elect to employ transgenic technology for the production of recombinant proteins in cases where transgenic technology offers economic and technological advantages over other production systems. These advantages, any one of which may be critical to the decision to proceed with a particular development project, include:

    - LOWER CAPITAL INVESTMENT. Creating a herd and providing appropriate dairy facilities can be accomplished with substantially less cost than building a cell culture bioreactor facility.

    - IMPROVED RISK MANAGEMENT OF CAPITAL INVESTMENT. Transgenic herd production offers capacity flexibility and relatively short lead times for scale up. As a result, in contrast to the need for early commitment to bioreactor production capacity, the Company's partners can delay those commitments (and the corresponding capital investment) to later stages of the development project when they may have more definitive product and market information.

    - PREDICTABILITY OF PRODUCTION. In contrast to cell culture production systems, transgenic production systems exhibit greater predictability of yield at large volume production. This offers GTC's partners greater assurance of the ability to produce product quantities sufficient for advanced clinical trials and product launch.

    - LOWER COST OF GOODS. Economic factors unique to transgenic production lower the ultimate cost of goods in most cases. High protein expression levels in transgenic animals and efficiency in purification result in the cost of transgenically produced products, in most cases, being substantially lower than that of a cell culture derived product. As further improvements are made in the downstream purification process, GTC anticipates that the cost of the transgenically produced product will decline even further.

    - TECHNOLOGICAL ENABLEMENT. Transgenic technology offers the ability to produce certain biotherapeutics which cannot be made in a commercially feasible manner in any other system. The suitability of transgenic production for high-volume proteins requiring more than 100 kilograms per year is widely acknowledged. In addition, GTC has achieved the same consistent expression rates with complex molecules, which may not be producible in cell cultures at all. This accomplishment, in conjunction with the favorable economics of herd development, means that for some complex proteins with low-volume demand, transgenics may be as viable a production system as it is for other proteins that require 1,000 kilograms or more annually.

TRANSGENIC DEVELOPMENT PROCESS

    GTC's development of a typical transgenic protein is designed to proceed in a logical sequence of three major steps:

    - FIRST STEP. Using the DNA provided by the partner, GTC develops founder goats transgenic for a particular protein. The Company employs a standard DNA microinjection process to produce a transgenic goat. The first animals are born five months after microinjection.

    - SECOND STEP. GTC and the partner collaborate on the development of a pilot downstream process to purify the protein, after which GTC provides preclinical and clinical samples. After GTC provides protein samples from transgenic milk to the partner for initial purification and characterization, GTC and the partner begin a collaborative effort to establish a commercially robust purification process for the protein. This enables substantial amounts of material to be delivered for preclinical studies and initial human clinical studies. Next, GTC initiates an initial scale up of the transgenic herd making 6 to 10 animals that are capable of producing sufficient product for use in expanded clinical studies.

    - THIRD STEP. GTC provides initial quantities of product while working with the partner to develop cost and timing estimates for commercialization. Based on these estimates, the partner will make capital commitments to enable GTC to provide sufficient facility capacities specifically for the partner's product including one or several barns for housing and scaling up the herd, facilities for collection of milk and initial processing. Simultaneously, GTC will begin scaling up the production herd to breed a sufficient number of animals to meet forecasted production requirements. GTC anticipates that its future commercial supply agreements will provide for the transfer of intermediate bulk to the customer or designated processor for further processing to finished product.

DEVELOPMENT PROGRAMS

    GTC's strategy is to commercially produce proteins using transgenic technology primarily by entering into collaboration agreements with biotechnology and pharmaceutical companies. To date, the Company has formed more than a dozen collaboration agreements which generally provide for transgenic production of limited quantities of targeted proteins in exchange for development fees and milestone payments and, in some cases, anticipate the payment of royalties on product sales upon commercialization. Following demonstration of comparability of the transgenic product, the Company intends to negotiate commercialization agreements that are designed to allow the Company to participate in the success of the product through milestone payments, royalties and supply commitments.

    The products covered by these partnerships encompass a broad range of indications and are currently in various stages of development. Many of GTC's collaborators are marketing or engaging in clinical trials with product sourced through traditional protein production systems and are considering transitioning to a transgenically produced product. In most of these collaborations, GTC benefits from the partner's preclinical development experience in working with a particular protein, and in cases where a recombinant or plasma-derived product is in clinical trials or on the market, the Company believes the regulatory approval process for the transgenic product will be facilitated by the partner's experience with the initial product.

MONOCLONAL ANTIBODIES

    Monoclonal antibodies represent one of the biotechnology industry's greatest successes. Medical researchers have now developed a better understanding of the critical variables for specificity and binding of the antibody, targets likely to affect disease progression and clinical conditions amenable to treatment with systemic biologic intervention. As a result, the last several years have witnessed the clinical success, regulatory approval and commercial launch of several breakthrough monoclonal antibody therapies, including
ReoPro-Registered Trademark- for use in various acute cardiac conditions, Rituxan-Registered Trademark- for B-cell non-Hodgkin's lymphoma, Synagis-Registered Trademark- for treatment of viral respiratory disease in premature babies, Herceptin-Registered Trademark- for breast cancer, Remicade-Registered Trademark- for use in Crohn's disease and rheumatoid arthritis and Zenapax-Registered Trademark- for acute transplant rejection. These clinical successes, the availability of technologies for making fully human molecules and drug discovery technologies that identify potential antibody targets, will continue to drive the development of new antibody-based therapeutics.

    Therapeutic antibodies are typically administered in larger doses than other protein therapeutics and in repeated doses to treat chronic illnesses. Their continued success is driving the need for commercially feasible production methods yielding significantly higher quantities than currently available using traditional protein production methods. While the annual worldwide requirement of a typical recombinant protein may approach 10 kilograms, the Company believes that many antibodies will require supplies in excess of 100 kilograms annually. Current cell culture methods (the only traditional method available for producing monoclonal antibodies) generally cannot produce the requisite high volumes needed for antibody therapeutics, are not economically feasible and require significant capital investment. The Company believes that the high expression levels which can be achieved using transgenic technology will enable the pharmaceutical industry to meet these market demands.

    GTC is actively participating in the field of monoclonal antibodies through a number of collaborations. The Company is developing a transgenic version of Remicade-Registered Trademark- in a collaboration with Centocor. Also, GTC is developing transgenic versions of eight additional monoclonal antibodies/Ig fusion molecules, the cell culture versions of which are currently in clinical trials, including D2E7 and MAK195 for BASF, CTLA4Ig and an unnamed Ig fusion molecule for Bristol-Myers Squibb, Antegren for Elan, BR96 for Seattle Genetics, PRO542 for Progenics and a therapeutic recombinant protein for Alexion. The indications for these products include arthritis, HIV/AIDS, cancer and autoimmune diseases. The status of the cell culture and transgenic versions of these products is shown in the chart below. In these partnerships, the Company provides material for the partners' clinical trials, while the partners retain the risk and expense of conducting the trials.

    The following chart contains a summary of the Company's most active monoclonal antibody/Ig fusion protein development programs:

                                                                         DEVELOPMENT STAGE
PRODUCT                                                                   OF CELL CULTURE       DEVELOPMENT STAGE OF
NAME                         PRODUCT TYPE             INDICATION              PRODUCT            TRANSGENIC PRODUCT
-------                 ----------------------   ---------------------   ------------------   ------------------------
Remicade-Registered Trademark-; Monoclonal antibody Crohn's Disease;     Marketed             Preclinical; Transgenic
                                                 Rheumatoid Arthritis                         goats in development

D2E7                    Fully human monoclonal   Rheumatoid Arthritis    Phase II clinicals   Preclinical; Transgenic
                        antibody                                                              goats in development

Antegren-Registered Trademark-; Humanized monoclonal Neurological        Phase II clinicals   Preclinical; Transgenic
                        antibody                 Disorders                                    goats in development

CTLA4Ig                 Immunoglobulin fusion/   Rheumatoid Arthritis    Phase II clinicals   Preclinical; Transgenic
                        soluble receptor                                                      goats in development

Undisclosed             Immunoglobulin fusion    Organ Transplant        Phase II clinicals   Preclinical; Transgenic
                        protein                  Rejection; Autoimmune                        goats in development
                                                 Disorders

Undisclosed             Monoclonal antibody      Undisclosed             Undisclosed          Preclinical; Transgenic
                                                                                              goats in development

PRO542                  CD4/Immunoglobulin       HIV/AIDS                Phase II clinicals   Preclinical; Transgenic
                        fusion antibody                                                       mice in development

Undisclosed             Monoclonal antibodies    Undisclosed             Research             Research/partnership for
                        and therapeutic                                                       development of
                        proteins                                                              therapeutic drug targets


PRODUCT
NAME                       PARTNER
-------                ---------------
Remicade-Registered T  Centocor
D2E7                   BASF/Knoll
Antegren-Registered T  Elan
                       Pharmaceuticals
CTLA4Ig                Bristol-Myers
                       Squibb
Undisclosed            Bristol-Myers
                       Squibb
Undisclosed            Alexion
PRO542                 Progenics
Undisclosed            Millennium
                       Pharmaceuticals

PLASMA DERIVED PROTEINS

    ANTITHROMBIN III. ATIII is a protein normally found in human serum, that when bound to heparin, acts as an anticoagulant. Decreased levels of ATIII are found in individuals who have either a hereditary or an acquired deficiency of ATIII. The hereditary deficiency has an incidence rate of 1 in 2,000 to 1 in 20,000. Individuals with hereditary ATIII deficiency have an increased tendency toward blood clots (thromboses) and are treated with ATIII replacement therapy during periods when they are at high risk for clots, such as during surgery. Acquired ATIII deficiency may occur if there is a decrease in the amount of ATIII produced, an increase in the rate of ATIII consumption or an abnormal loss of ATIII from the circulation. Examples of conditions in which acquired ATIII deficiency may occur are acute liver failure, disseminated intravascular coagulation, sepsis and septic shock, burns, multiple organ failure, bone marrow or organ transplantation and hemodialysis.

    GTC believes transgenic ATIII may represent a more attractive therapeutic than the current plasma derived product in light of the risks of viral transmission from pooled plasma products in general, the limited volume of ATIII currently available from plasma and the impracticality of producing sufficient quantities of ATIII in cell culture systems. The Company also believes that a lower cost, higher volume alternative to plasma derived ATIII may further expand the therapeutic use of ATIII.

    The Company filed an Investigational New Drug application ("IND") with the FDA and is evaluating use of transgenic ATIII as a potential treatment for ATIII deficiency that occurs in certain patients with heart disease. Patients undergoing cardiopulmonary bypass ("CPB") surgery require anticoagulation with heparin to prevent clotting, which can occur when blood comes into contact with the tubing of the heart-lung machine performing the heart's function during surgery. Patients with heparin resistance generally do not respond adequately to these heparin treatments. Treatments of these patients with fresh frozen plasma is one option to restore heparin sensitivity and achieve adequate anticoagulation to permit initiation of CPB. ATIII deficiency is a key factor in heparin resistance because heparin requires ATIII for effective anticoagulation. The Company has adopted a clinical strategy of initially targeting heparin resistant patients undergoing CPB with the plan of seeking approvals for transgenic ATIII in broader indications after initial marketing approval is obtained. A Phase II clinical study was completed which confirmed the safety profile of transgenic ATIII at all doses administered and supported its ability to enhance anticoagulation in cardiopulmonary bypass surgery patients. The study also demonstrated that transgenic ATIII at doses of 50 units per kilogram or higher maintained ATIII activity at 100% or greater for the duration of CPB.

    Two identical, double blinded, randomized placebo-controlled Phase III clinical trials began in the second quarter of 1998. These studies, which include 52 patients each, were designed to assess the activity of ATIII in restoring heparin sensitivity among heparin-resistant patients undergoing cardiac surgery requiring CPB. The first study, conducted at six medical centers in Germany and the United Kingdom, has been completed, and the primary clinical endpoint was met. Seventy-nine percent of the patients who received ATIII did not require administration of fresh frozen plasma before undergoing CPB surgery in comparison to only eight percent of the placebo group. In addition to achieving statistical significance on the primary endpoint, the trial also achieved statistical significance on two out of three secondary endpoints. Secondary endpoints included maintenance of normal ATIII levels and changes in two biochemical markers of coagulation: D-dimer and fibrin monomer. Moreover, the drug was well tolerated by patients. Patient enrollment in the second study, which is being conducted in the United States and Europe, is expected to be completed in the first quarter of 2000.

    GTC and Genzyme have established the ATIII LLC joint venture for the marketing and distribution of transgenic ATIII in all territories other than Asia (which is covered by a joint venture between GTC and Sumitomo Metal Industries Ltd.). Under the terms of the joint venture agreement, Genzyme will fund 70% of the development costs of transgenic ATIII up to a maximum of $33 million. The Company will fund the remaining 30% of these costs. Development costs in excess of these amounts will be funded equally by the partners. Each of the Company and Genzyme will also make capital contributions to the ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the ATIII LLC at cost. Genzyme and GTC each own 50% of the venture, although Genzyme is obligated to make certain milestone payments to GTC if and when transgenic ATIII has been approved by the FDA and certain sales levels have been reached. Profits and losses are shared according to ownership percentages. The agreement covers all territories other than Asia.

    The ATIII LLC has initiated a collaboration with Genzyme Molecular Oncology, a division of Genzyme, to jointly develop a form of transgenic ATIII for potential application as an angiogenesis inhibitor in the field of oncology. This research stage collaboration is based on a discovery by Dr. Judah Folkman from Children's Hospital, Boston, Massachusetts that certain conformations of ATIII, referred to as anti-angiogenic ATIII, inhibit angiogenesis IN VITRO and inhibit tumor growth in mice. Potential anti-angiogenic applications of transgenic ATIII, outside the field of oncology, may be developed by the ATIII LLC.

    ATIII LLC is developing transgenic ATIII under a royalty-bearing license from Centeon, a wholly owned subsidiary of Aventis SA and the successor to Behringwerke AG.

    HUMAN SERUM ALBUMIN. HSA is the protein principally responsible for maintaining oncotic pressure, plasma volume and the balance of fluids in blood. It is critical to the transport of amino acids, fatty acids and hormones in the blood stream. The therapeutic use of HSA is indicated in situations of blood loss and decreased blood albumin levels which can occur during shock, serious burns, pre- and post-operative conditions, congestive heart failure and gastric, liver and intestinal malfunctions. HSA is currently produced by human plasma fractionation, with current worldwide sales of approximately $1 billion.

    GTC has expressed transgenic HSA in mice at levels equivalent to or greater than 35 grams per liter and, in 1999, successfully produced transgenic cattle expressing this protein in their milk at commercially feasible levels. An individual cow is expected to produce 80 kilograms of albumin annually. GTC believes that this level of production should provide the Company with the ability to produce HSA at costs competitive with albumin sourced from human blood, and in the amounts required to meet market demand. GTC has refined its purification process for transgenic HSA and developed a detailed economic model for its commercial production. The Company has entered into an agreement with Fresenius AG of Bad Homburg, Germany, to further develop and commercialize transgenic HSA.

OTHER DEVELOPMENT PROJECTS

    MALARIA VACCINE. GTC's transgenic expression system has the potential to express the correct, immunogenic protein for use as a malaria vaccine both economically and on a large scale. Malaria is a disease that has an annual incidence of more than 300 million people worldwide and results in several million deaths annually. GTC is working with the National Institutes of Health (the "NIH") and the Federal Malaria Vaccine Coordinating Committee to express a malaria protein, which is considered a promising vaccine candidate and to examine the options for commercializing the vaccine. The Company has entered into a Collaborative Research and Development Agreement with the NIH and during 1998 achieved high level expression of the candidate vaccine malaria antigen, MSP-1, in the milk of transgenic mice. Primate immunogenicity studies are planned for early 2000.

    SECOND GENERATION BIOPHARMACEUTICALS. A potential application for transgenic technology is to identify and develop unique transgenic constructs which may represent line extensions for recombinant biotherapeutics. Approved recombinant therapeutics, many of which have established significant markets, may become vulnerable to competition from novel versions which may be more cost effective and/or demonstrate improved efficacy, allow more convenient routes of administration, or have extended clinical applications. In 1998, GTC signed an initial collaboration agreement with Eli Lilly to evaluate a novel second generation biotherapeutic for which GTC provided intellectual property and know how. While good scientific progress has been achieved in the program, Lilly has elected not to prioritize the project as a development candidate. The project and the data derived from Lilly's evaluation have reverted to the Company. GTC is in discussions with other parties to develop this candidate product.

PRIMEDICA CORPORATION CRO SERVICES

    GTC acquired its CRO capabilities through the acquisitions of TSI Corporation in October 1994 and BioDevelopment Laboratories, Inc. in June 1995. In February 1998, GTC reorganized its CRO businesses under its wholly owned subsidiary, Primedica, to provide a unified identity and a dedicated structure for further growth of its CRO business. Primedica conducts its CRO services through four laboratories: Primedica Worcester (Massachusetts), Primedica Redfield (Arkansas), Primedica Rockville (Maryland), as well as Primedica Argus (Pennsylvania). This business currently employs more than 550 people.

    Primedica believes that it has a broader set of value-added services than any of its competitors and is differentiated by its ability to offer comprehensive development programs. Primedica has the ability to perform virtually all of the safety, efficacy and quality control testing, as well as to provide the regulatory affairs expertise necessary to bring a client's early research-stage product through preclinical testing. Fields in which Primedica provides contract services include:

    - PRODUCT SAFETY TESTING. Primedica conducts safety studies using toxicological, pathological and specialty endpoints, such as physiologic, pharmacologic and mechanistic evaluations and is a recognized world leader in conducting and evaluating reproductive and developmental toxicology studies.

    - METABOLISM AND PHARMACOKINETICS. Primedica's metabolism group evaluates the distribution and impact of a drug and its metabolites using sophisticated sampling techniques, metabolite profiling and identification, tissue distribution studies and other techniques to determine tissue half-life, clearance rates and potential sites of drug toxicity after systemic exposure.

    - COMPREHENSIVE MANUFACTURING SERVICES. Primedica specializes in biopharmaceutical process development and manufacturing for small-to-moderate batch sizes. These services include early cell line development and optimization, production, down stream processing and fill and finish services.

    - DELIVERY AND DEVELOPMENT TECHNOLOGY SERVICES. These services include targeted and controlled drug delivery, feasibility and preformulation support, as well as formulation development for various routes of administration.

    Primedica believes the key to sustaining superior performance in this field will be in providing services in close, collaborative relationship in which customers are able to receive scientific services from Primedica at levels equal to or greater than that which they could receive from an in-house department. Toward this end, Primedica has also made significant investments in people, technology and programs since GTC's acquisition of the CRO services.

RELATIONSHIP WITH GENZYME

    EQUITY POSITION. Genzyme is the largest single stockholder of the Company, holding 8,476,386 shares of common stock as of March 20, 2000, which represents approximately 31% of the outstanding GTC common stock, Genzyme also holds four common stock purchase warrants exercisable for 145,000, 288,000, 55,833 and 29,491 shares of GTC common stock at prices of $2.84, $4.88, $6.30 and $6.30 per share, respectively, the market price of the common stock at the time the respective Genzyme warrants were issued. All of the shares held by Genzyme (including shares issuable on exercise of Genzyme warrants) are entitled to certain registration rights.

    TECHNOLOGY TRANSFER AGREEMENT. Under the Technology Transfer Agreement dated May 1, 1993, Genzyme transferred substantially all of its transgenic assets and liabilities to GTC, assigned its relevant contracts and licensed to the Company technology owned or controlled by it and relating to the production of recombinant proteins in the milk of transgenic animals (the "Field") and the purification of proteins produced in that manner. The license is worldwide and royalty free as to Genzyme, although GTC is obligated to Genzyme's licensors for any royalties due them. As long as Genzyme owns less than 50% of GTC, Genzyme may use the transferred technology, or any other technology it subsequently acquires relating to the Field, for internal purposes only without any royalty obligation to the Company.

    R&D AGREEMENT.  Pursuant to a Research and Development Agreement dated
May 1, 1993, Genzyme and GTC agreed to provide research and development services to the other relating, in the case of GTC, to transgenic production of recombinant proteins and, in the case of Genzyme, to the purification of such proteins. Each company receives payments from the other equal to the performing party's fully allocated cost of such services, which can be no less than 80% of the annual budgets established by the parties under the agreement on a month to month basis, plus, in most cases, a fee equal to 10% of such costs. The agreement expired on December 31, 1998 and the parties are continuing under this agreement on a month-to-month basis.

    ATIII LLC. In January 1998, the Company entered into a collaboration agreement for the development of transgenic ATIII with Genzyme forming the ATIII LLC joint venture. Under the terms of the agreement, Genzyme will fund 70% of the development costs of transgenic ATIII up to a maximum of $33 million. The Company will fund the remaining 30% of these costs. Development costs in excess of these amounts will be funded equally by the partners. The Company and Genzyme will also make capital contributions to the ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to the ATIII LLC at cost. Genzyme and GTC each own 50% of the venture, although Genzyme is obligated to make certain milestone payments to GTC if and when transgenic ATIII has been approved by the FDA and certain sales levels have been reached. Profits and losses are shared according to ownership percentages. The agreement covers all territories other than Asia.

    SERVICES AGREEMENT. Under a services agreement between GTC and Genzyme, GTC pays Genzyme a fixed monthly fee for basic laboratory and administrative support services. The monthly fee is adjusted annually, based on the services to be provided and changes in Genzyme's cost of providing the services. The services agreement is self-renewing annually and may be terminated upon 90 days notice by either party.

    CREDIT LINE GUARANTY, TERM LOAN GUARANTY AND LIEN. Genzyme guarantees a credit line and term loan with a commercial bank up to $24.6 million, expiring in December 2001. The Company has agreed to reimburse Genzyme for any liability Genzyme may incur under such guaranty and has granted Genzyme a first lien on all of the Company's assets to secure such obligation.

OTHER STRATEGIC COLLABORATIONS

LONZA LTD.

    In May 1999, GTC entered into a letter of intent with Lonza Ltd. of Basel, Switzerland to develop a commercial relationship whereby Lonza would provide to GTC on a project by project basis, downstream purification capabilities including process development and final product purification, thereby enabling GTC to provide a complete package of services to its partners. Under the terms of the letter of intent, once a GTC partner commits to production, Lonza will provide the capital for purification facilities and equipment on commercial terms typical for the biopharmaceutical manufacturing industry. GTC is currently negotiating a definitive master agreement with Lonza which GTC anticipates will incorporate the key business and financial terms contained in the letter of intent including equity investments by Lonza in GTC upon the achievement of certain milestones.

TUFTS UNIVERSITY SCHOOL OF VETERINARY MEDICINE

    Pursuant to a cooperation and licensing agreement, Tufts University School of Veterinary Medicine ("Tufts") has agreed to work exclusively with GTC until September 2000 in developing commercial applications of transgenic protein production in milk. Tufts has also granted GTC a perpetual, non-exclusive license to use certain proprietary microinjection technology and animal husbandry techniques. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts. The Company maintains a herd of approximately 100 goats at Tufts' facility in Massachusetts.

SMIG JV

    GTC holds a 22% interest in a joint venture with Sumitomo Metal
Industries Ltd. (the "SMIG JV"). GTC has granted to the SMIG JV an exclusive license in Asia to use GTC's transgenic technology to make, use and sell transgenic products, including ATIII, until the later of 2008 or the expiration of any applicable Japanese patent, subject to various reciprocal royalty obligations.

PATENTS AND PROPRIETARY RIGHTS

    GTC has filed 20 patent applications which cover relevant portions of its transgenic technology, several of which are covered by cross-licensing agreements. GTC holds exclusive and nonexclusive licenses from Genzyme to rights under a number of patent applications on file in the United States and corresponding foreign patent applications relating to certain aspects of its technology. GTC has a broad patent issued by the European Patent Office which covers a DNA construct and its use in the production of proteins in the milk of non-human, transgenic mammals. Other GTC applications as to specific proteins, classes of proteins, techniques to enhance expression and purification technologies remain pending. During 1998, the U.S. Patent and Trademark Office awarded GTC four patents, one covering the purification of proteins from the milk of transgenic animals, two more relating to the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals and one covering the production of ATIII in the milk of transgenic goats.

    GTC has exclusive and nonexclusive licenses to technologies owned by other parties, including DNX, Inc. as to microinjection, Stanford University as to gene transfer and Centeon L.L.C., as the successor to Behringwerke AG, as to ATIII, as well as promoter cross-licenses in place with PPL Therapeutics PLC ("PPL") and Pharming B.V. ("Pharming"). Certain of the licenses require GTC to pay royalties on sales of products which may be derived from or produced using the licensed technology. The licenses generally extend for the life of any applicable patent.

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

COMPETITION

TRANSGENICS

    Many companies, including biotechnology and pharmaceutical companies, are actively engaged in seeking efficient methods of producing proteins for therapeutic or diagnostic applications. Two other companies known to GTC are extensively engaged in the application of transgenic technology for the production of proteins for therapeutic use in humans: Pharming and PPL. Pharming, based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows, which are most suitable for extremely high volume protein production. PPL, based in Scotland, utilizes primarily sheep for transgenic protein production.

CRO SERVICES

    The worldwide markets for CRO services, manufacturing support services and related development services are highly fragmented, involving several hundred companies, as well as universities and governmental bodies. Competition in these markets is based primarily on technological capabilities and reputation for quality of products and services offered and perceived financial stability. In certain market segments, price is also a significant competitive factor.

GOVERNMENT REGULATION

TRANSGENICS

    The manufacturing and marketing of GTC's potential products and certain areas of research related to them are subject to regulation by governmental authorities in the United States, including the FDA, the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Comparable authorities are involved in other countries.

    To GTC's knowledge, no protein produced in the milk of a transgenic animal has been submitted for final regulatory approval. However, the FDA issued its Points to Consider in August 1995. Points to Consider, which are not regulations or guidelines, are nonbinding published documents that represent the current thinking of the FDA on a particular topic. Earlier in 1995, comparable guidelines were issued by European regulatory authorities. GTC believes that its programs satisfactorily address the issues raised by these documents and generally views them as a very positive milestone in the acceptance of the transgenic form of production. Based on discussions with the FDA and others, GTC expects that the basic United States regulatory framework for the transgenic production of recombinant proteins in animals will be similar to that described in the Points to Consider.

    The FDA licenses biological products under the authority of the Public Health Service ("PHS") Act. With respect to therapeutic biological products, generally, the standard FDA approval process includes preclinical laboratory and animal testing, submission of an IND to the FDA and completion of appropriate human clinical trials to establish safety and effectiveness. Prior to passage of the FDA Modernization Act of 1997 ("FDAMA"), applicants for a license to market a biological product filed both an establishment license application (an "ELA") and a product license application (a "PLA"). Since the passage of FDAMA, the FDA has taken actions to make the licensing process for biological products more consistent with the process for the approval of new drugs. Accordingly, after October 20, 2000, all manufacturers seeking a license to market a biological product in interstate commerce must file a single Biological License Application (a "BLA"). PLAs and ELAs filed in the interim will be administratively handled by the FDA as a BLA. If a manufacturer successfully demonstrates that the biological product meets PHS standards, that is, that the product is safe, pure and potent and that the facility in which it is manufactured meets standards designed to ensure that the product continues to be safe, pure and potent, the manufacturer will receive a biological license to market the product in interstate commerce. The Company has already submitted an IND for ATIII to the FDA and it is continuing Phase III clinical trials in the United States and Europe. GTC expects to submit a BLA for ATIII; however, the approval process for other proteins may be undertaken either by the Company, by a collaborator for which the Company is producing proteins, or jointly, depending upon the nature of the relationship involved.

CRO SERVICES

    Primedica and its customers are subject to a variety of regulatory requirements intended to ensure the quality and integrity of their products and services. The industry standard for conducting non-clinical testing is embodied in regulations called Good Laboratory Practices ("GLPs"). GLPs have been adopted by the EPA and the FDA and a number of foreign regulatory bodies. To help ensure compliance, the Company maintains a strict quality assurance program at each site to audit test data and conduct regular inspections of testing procedures and facilities. Primedica also complies with FDA-established current GMPs.

    Primedica also maintains certain licenses and permits issued by federal, state and local authorities relating to the operation of its current laboratory and testing facilities, including those required for hazardous waste disposal, the purchase, use and disposal of radioactive isotopes and the use of animals in testing and research. These licenses and permits include licenses from the U.S. Nuclear Regulatory Commission for the purchase, use and disposal of small amounts of short-lived radioactive isotopes for research purposes. Primedica also has registered with the Massachusetts Department of Environmental Protection and the EPA as a Small Quantity Hazardous Waste Generator in connection with its disposal of certain organic hazardous wastes used in connection with its molecular biology and biomedical research. These wastes are disposed of through a licensed hazardous waste transporter. The use and disposal of chemicals is regulated under the Toxic Substances Control Act and other state and federal legislation.

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

RESEARCH AND DEVELOPMENT COSTS

    During its fiscal years ended January 2, 2000, January 3, 1999 and
December 28, 1997, GTC spent $15,092,000, $16,641,000 and $17,840,000, respectively, on research and development. These costs include labor, materials and supplies and overhead, the cost of operating the transgenics production facility, as well as certain subcontracted research projects.

EMPLOYEES

    As of January 2, 2000, GTC employed 683 people, of which 121 are in transgenics and 562 are in Primedica. Of GTC's total employees, 478 were engaged in operations, 40 were engaged in research and development and 165 were engaged in marketing and general administration. Of GTC's employees, approximately 38 have Ph.D. degrees, 1 has an M.D. degree and 13 have D.V.M. degrees. None of GTC's employees are covered by collective bargaining agreements. GTC believes its employee relations are satisfactory.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The current executive officers of the Company and their respective ages and positions are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
James A. Geraghty.........................     45      Chairman of the Board
Sandra Nusinoff Lehrman, M.D..............     52      President and Chief Executive Officer
John B. Green.............................     46      Vice President, Chief Financial Officer
                                                       and Treasurer
Harry M. Meade............................     53      Vice President, Transgenics Research
Michael W. Young..........................     48      Vice President, Commercial Development
Peter H. Glick............................     36      President, Primedica Corporation

    Mr. Geraghty was the President and Chief Executive Officer of GTC from the date of its incorporation in February 1993 until July 1998. Since that time, Mr. Geraghty has served as President of Genzyme Europe. He has been a director of GTC since February 1993 and has been Chairman of the Board since
January 1998. Mr. Geraghty joined Genzyme in September 1992, where he was a Vice President for Corporate Development and the General Manager of the transgenics business unit until the incorporation of the Company.

    Dr. Lehrman has been the President and Chief Executive Officer of GTC since July 1998. Prior to joining GTC, from 1983 to 1994 Dr. Lehrman held several positions at Wellcome PLC, the last being International Director, Biotechnology and Vice President, General Manager of Burroughs Wellcome Mfg., Inc., a biopharmaceutical production subsidiary. She also served as Vice President, Drug Development for Triangle Pharmaceuticals, Inc., an antiviral development company until July 1996 and President of CytoTherapeutics, Inc., a biotechnology company, before joining GTC.

    Mr. Green has been the Vice President and Chief Financial Officer of GTC since December 1994 and Treasurer since August 1997. He has also served as Vice President and Treasurer of TSI, a wholly owned subsidiary of GTC, since
March 1993 and as its Chief Financial Officer since December 1994. Prior to that, he was Vice President and Assistant Treasurer of TSI from December 1989.

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

    Mr. Young has served as Vice President, Commercial Development since November 1995 when he joined GTC. Prior to joining GTC, Mr. Young was Vice President of Business Development for PerSeptive Biosystems from 1993 and Vice President of Marketing of Verax Corporation from 1986 to 1993.

    Mr. Glick has been President of Primedica Corporation, a wholly-owned subsidiary of GTC, since February 1998 and served as Vice President, Marketing and Corporate Development of GTC from June 1995 to February 1998. Prior to that he was Vice President, Corporate Development of GTC from October 1994 and of TSI from June 1993. From January 1994 to January 1996, he also served as President of Primedica's Rockville Laboratories subsidiary. From November 1991 to
May 1993, he was Director, Corporate Development of TSI. Prior to joining TSI, he was a strategy consultant at Bain & Company.

ITEM 2.  PROPERTIES

    GTC's headquarters for the transgenics business is located in 12,468 square feet of office space in Framingham, Massachusetts under a lease which expires in March 2006. GTC's research facility for the transgenics business is located in approximately 2,923 square feet of laboratory and office space leased from Genzyme in Framingham, Massachusetts. This lease expired in May 1998, at which time the lease automatically renewed, and continues to renew annually, on a year-to-year basis until terminated by either party on 90 days' notice. (See "Item 1--Business--Relationship with Genzyme.")

    GTC owns a 383-acre facility in central Massachusetts. This facility contains 106,793 square feet of production, laboratory and administrative space dedicated to its transgenic segment. The facility also currently houses more than 1,500 goats. GTC believes its and Genzyme's current facilities are adequate for significant further development of commercial transgenic products. GTC also currently utilizes animal housing, care and treatment facilities operated by Tufts in Massachusetts.

    Primedica also owns or leases sites for each of its testing laboratories. The Company's Worcester laboratories occupy two facilities in Worcester, Massachusetts, the largest of which is an approximately 110,000 square foot preclinical testing facility, leased through March 2005. In addition, Primedica owns an adjacent building that consists of 45,000 square feet, of which 35,400 square feet of space has been renovated for preclinical testing. The remaining 9,600 square feet is unrenovated shell space, which is available for future expansion.

    In addition, Primedica owns and occupies a 68,000 square-foot preclinical testing facility in Redfield, Arkansas; leases a 55,000 square-foot facility in Horsham, Pennsylvania consisting of a 38,000 square foot preclinical testing facility and 16,000 square feet of unrenovated expansion space, under a lease which expires in June 2002, and occupies a 27,000 square-foot laboratory and office facility in Rockville, Maryland, under a lease expiring in December 2000. Following consolidation of its Massachusetts facilities into a single facility in Worcester, Primedica leases three unoccupied facilities in Massachusetts, a 10,500 square-foot laboratory facility in Cambridge, Massachusetts under a lease that expires in October 2002, 5,000 square feet of office space located in Milford, Massachusetts under a lease expiring in October 2001 and 6,477 square feet of office space located in Waltham, Massachusetts under a lease expiring in December 2003. Primedica is actively attempting to sublease these facilities.

ITEM 3.  LEGAL PROCEEDINGS

    GTC is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal year 1999, no matter was submitted to a vote of the security holders of the Company.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    GTC's common stock commenced trading on July 9, 1993 on the Nasdaq National Market System under the symbol GZTC. Quarterly high and low sales prices for the stock as reported by the Nasdaq National Market System are shown below.

                                                                 HIGH          LOW
                                                              ----------   -----------
1998:
  1st Quarter...............................................  13 1/2                 9
  2nd Quarter...............................................  12 1/4                 7 11/16
  3rd Quarter...............................................   8                     4
  4th Quarter...............................................   7 1/4                 2 1/16

1999:
  1st Quarter...............................................   6 3/8                 3 3/4
  2nd Quarter...............................................   5 5/8                 3 1/8
  3rd Quarter...............................................   8 1/2                 4 1/2
  4th Quarter...............................................  13 1/8                 5 5/8

    On March 20, 2000, there were approximately 710 shareholders of GTC of record.

    The Company has never paid a cash dividend on its common stock and currently expects that future earnings will be retained for use in its business.

    In November 1999, the Company completed a $6.6 million private placement of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Genzyme. The proceeds from this placement were used to redeem $6.6 million of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock"). In connection with the issuance of Series B Preferred Stock, the Company issued warrants to purchase 85,324 shares of the Company's common stock at $6.30 per share to Genzyme. In February 2000, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Preferred Stock. Prior to redemption, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of common stock on February 8, 2000. The Company believes that the issuance of the Series B Preferred Stock, the related warrant and the shares of common stock issued upon conversion of the Series B Preferred Stock qualified as transactions by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on the fact there was one holder.

    In March 2000, the Company issued a warrant call notice for outstanding warrants to purchase 450,000 shares of common stock that had been issued in connection with the Series A Preferred Stock. Each warrant had an exercise price of $15.1563 per share. As of March 31, 2000, all the warrants were exercised with proceeds to the Company of $6.8 million. The Company believes that the issuance of the common stock upon exercise of the warrants qualified as a transaction by an issuer not involving a public offering within the meaning of
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below as of January 2, 2000 and January 3, 1999 and for each of the three fiscal years in the period ended January 2, 2000 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of December 28, 1997, December 29, 1996 and December 31, 1995, and for the years ended December 29, 1996 and December 31, 1995 are derived from audited consolidated financial statements not included in this Report.

    This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                               FOR THE FISCAL YEARS ENDED
                                                         ----------------------------------------------------------------------
                                                         JANUARY 2,    JANUARY 3,    DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                            2000          1999           1997           1996           1995
                                                         -----------   -----------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Services.............................................  $    54,959   $    50,816   $    43,417    $    38,496    $    26,399
  Sponsored research and development...................       13,825        11,596        19,521          8,338          6,022
                                                         -----------   -----------   -----------    -----------    -----------
                                                              68,784        62,412        62,938         46,834         32,421
Costs and expenses:
  Services.............................................       46,602        43,668        36,989         33,356         24,250
  Research and development.............................       15,092        16,641        17,840          8,684          6,394
  Selling, general and administrative..................       18,872        16,184        15,650         11,691          8,919
  Facility consolidation costs.........................        1,245            --            --             --             --
  Equity in loss of joint ventures.....................        3,797         4,285           811            356            713
                                                         -----------   -----------   -----------    -----------    -----------
                                                              85,608        80,778        71,290         54,087         40,276
                                                         -----------   -----------   -----------    -----------    -----------
Loss from continuing operations........................      (16,824)      (18,366)       (8,352)        (7,253)        (7,855)
Other income and (expenses):
  Interest income......................................           65           280           136             85             32
  Interest expense.....................................       (2,166)       (1,379)       (1,129)        (1,138)        (1,007)
  Other income.........................................          484           100            50            587            780
                                                         -----------   -----------   -----------    -----------    -----------
Loss from continuing operations before income taxes....      (18,441)      (19,365)       (9,295)        (7,719)        (8,050)
  Provision (benefit) for income taxes.................          320           225            48             27         (2,346)
                                                         -----------   -----------   -----------    -----------    -----------
Loss from continuing operations........................  $   (18,761)  $   (19,590)  $    (9,343)   $    (7,746)   $    (5,704)
Discontinued operations
  Income from discontinued clinical operations (less
    applicable taxes of $239)..........................           --            --            --             --            412
  Gain on disposal of clinical operations (less
    applicable income taxes of $3,401).................           --            --            --             --          1,159
                                                         -----------   -----------   -----------    -----------    -----------
Net loss...............................................  $   (18,761)  $   (19,590)  $    (9,343)   $    (7,746)   $    (4,133)
Dividends to preferred shareholders....................       (1,497)       (1,156)           --             --             --
                                                         -----------   -----------   -----------    -----------    -----------
Net loss available to common shareholders..............  $   (20,258)  $   (20,746)  $    (9,343)   $    (7,746)   $    (4,133)
                                                         ===========   ===========   ===========    ===========    ===========
Net loss available to common shareholders per weighted
  average number of common shares (basic and diluted):
  From continuing operations...........................  $     (1.02)  $     (1.15)  $     (0.54)   $     (0.52)   $     (0.48)
                                                         ===========   ===========   ===========    ===========    ===========
  Net loss.............................................  $     (1.02)  $     (1.15)  $     (0.54)   $     (0.52)   $     (0.35)
                                                         ===========   ===========   ===========    ===========    ===========
Weighted average number of shares outstanding (basic
  and diluted).........................................   19,876,904    17,978,677    17,253,292     14,801,725     11,788,542

                                                                                     AS OF
                                              -----------------------------------------------------------------------------------
                                              PRO FORMA(1)
                                               JANUARY 2,
                                                  2000       JANUARY 2,   JANUARY 3,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                              (UNAUDITED)       2000         1999          1997           1996           1995
                                              ------------   ----------   ----------   ------------   ------------   ------------
BALANCE SHEET DATA:
  Cash and cash equivalents.................    $ 67,202      $  7,782     $11,740       $ 6,383        $ 8,894        $ 5,825
  Working capital (deficit).................      61,303       (13,867)     (4,319)       (8,423)          (116)        (7,011)
  Total assets..............................     143,732        84,312      83,337        70,980         66,704         58,042
  Long-term liabilities.....................      14,676        14,676      10,397        10,779          6,742          7,179
  Stockholders' equity......................     101,335        26,165      36,204        27,378         35,204         27,288

------------------------------

There were no cash dividends paid for any period presented.

(1) Pro Forma adjustment reflects the issuance of 4,025,000 shares of common stock at $20.00 per share less offering expenses as well as the full pay down of the Company's revolving bank line of credit in the amount of $15,750,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED JANUARY 2, 2000 AS COMPARED TO YEAR ENDED JANUARY 3, 1999

    Total revenues for 1999 were $68.8 million, compared with $62.4 million in 1998, an increase of $6.4 million or 10%. Service revenues increased to $55 million in 1999 from $50.8 million in 1998, an increase of $4.2 million or 8%. The increase in service revenue is due to increased study activity. Research and development revenues increased to $13.8 million in 1999 from $11.6 million in 1998, an increase of $2.2 million or 19%. The increase in research and development revenue is due to new transgenics programs in 1999 as well as milestones earned during 1999 in association with the progress on previously existing transgenics programs.

    Cost of services in 1999 were $46.6 million compared to $43.7 million in 1998, an increase of 7%, due, primarily, to increased service volumes. Sponsored research and development expenses increased to $11.4 million in 1999 from $10.5 million in 1998, an increase of $900,000 or 9%. The increase was due to increased activity in sponsored research programs. Internal research and development expenses decreased to $3.7 million in 1999 from $6.2 million in 1998, a decrease of $2.5 million or 40%. The decrease is due primarily to a shifting of resources to sponsored research and development as well as a reallocation of resources from the cancer vaccine program.

    Gross profit, defined as revenues less service costs and research and development costs, in 1999 amounted to $7.1 million versus $2.1 million in 1998. The increase is due to improved service gross profit, improved sponsored research and development gross profit and a decrease in internal research costs. Gross profit on services for 1999 was $8.4 million, a gross margin of 15%, versus $7.1 million, a gross margin of 14% in 1998. The increase in services gross margin is due to improved efficiencies. Gross profit on sponsored research and development for 1999 was $2.4 million, a gross margin of 18%, versus
$1.1 million, a gross margin of 10% in 1998. The increase in sponsored research and development gross margin is due to increased milestones earned in 1999 which have a higher margin associated with them.

    Selling, general and administrative ("S,G&A") expenses increased to $18.9 million in 1999 from $16.2 million in 1998, an increase of $2.7 million or 17%. The increase is due to increased marketing efforts in Primedica and to the addition of administrative personnel required to support the growth in transgenic business. There were also increases of approximately $500,000 of transaction costs for uncompleted merger and acquisition activities and $450,000 of additional patent and legal expenditures.

    Interest income decreased to $65,000 in 1999, from $280,000 in 1998, due to lower funds available for investment. Interest expense increased to $2.2 million in 1999, from $1.4 million in 1998. Of the 1999 total, approximately $900,000 represents interest incurred by the testing service operations, $300,000 represents interest for the financing of the transgenic production facility, $600,000 represents interest incurred under the Company's bank line of credit and $400,000 represents amortization of deferred financing costs.

    The Company recognized $484,000 of non-operating income in 1999 compared to $100,000 in 1998. The 1999 amount represents the receipt of an insurance settlement. The 1998 amount represents an earnout payment in connection with the sale in 1995 of the TSI Center for Diagnostic Products Inc. ("CDP").

    The Company recognized $3.8 million of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") in 1999 as compared to $4.3 million of joint venture losses incurred on ATIII LLC in 1998. The decrease is due to a reduction in the percentage share of the losses in 1999.

    During the third quarter of 1999, the Company recorded a charge in the amount of $1.2 million representing costs associated with the consolidation of Primedica's Massachusetts operations into a single facility. Costs consisted of facility closing costs of $740,000 and severance and employee related costs of

$505,000. The facility closing costs include net write-offs of leasehold improvements of $415,000 and rental and lease termination costs to be paid in the amount of $325,000. The Company reversed severance of $132,000 and facility closing costs of $62,000 due to changed circumstances in the fourth quarter. Additionally, the Company recorded, directly to expense, $194,000 of costs paid in the fourth quarter relating to moving expenses and recruitment of new personnel. These rental and lease termination costs are expected to be paid through December of 2003. Severance costs were related to the elimination of 20 positions which included 12 laboratory positions and 8 general and administrative positions. As of January 2, 2000, $121,000 of the severance and employee related costs have been paid with a remaining balance of $252,000 to be paid out during 2000. The consolidation is expected to increase the Company's higher margin service capacity while, at the same time, reducing operating expenses beginning in 2000.

YEAR ENDED JANUARY 3, 1999 AS COMPARED TO YEAR ENDED DECEMBER 28, 1997

    Total revenues for 1998 were $62.4 million, compared with $62.9 million in 1997, a decrease of $500,000, or 1%. Service revenues increased to $50.8 million in 1998 from 43.4 million in 1997, an increase of $7.4 million, or 17%. Research and development revenues decreased to $11.6 million in 1998 from $19.5 million in 1997, a decrease of $7.9 million, or 41%. The decrease reflects the impact on revenue of the establishment, in January 1998, of the ATIII LLC for the development of transgenic Antithrombin III ("AT-III") with Genzyme. Had the AT-III program been structured on the same basis during 1998 as during 1997, research and development revenues for 1998 would have increased by approximately $713,000, or 4%.

    Cost of services in 1998 were $43.7 million compared to $37 million in 1997, an increase of 18%, due, primarily, to increased service volumes. Sponsored research and development expenses decreased to $10.5 million in 1998 from $12.6 million in 1997, a decrease of $2.1million, or 17%. The decrease was due to the impact of the formation of ATIII LLC. In 1997, the full cost of the AT-III development program, including subcontractor costs, was reflected by the Company as sponsored research and development expense and, to the extent that the program was funded, as sponsored research and development revenue. With the formation of ATIII LLC in 1998, all funding and subcontractor costs were being recorded directly by the ATIII LLC. Costs incurred by the Company for the AT-III development program were being funded by ATIII LLC and, therefore, only these costs were being recorded equally as sponsored research and development revenue and sponsored research and development expense. Had the AT-III development program been structured on the same basis during 1998 as during 1997, the sponsored research and development expenses would have increased by approximately $6.6 million over the 1997 rate. Internal research and development expenses increased to $6.2 million in 1998 from $5.3 million in 1997, an increase of $900,000 or 17%. The increase is due to increased work on the cancer vaccine program and increased activity on internal research programs.

    Gross profit, defined as revenues less service costs and research and development costs, in 1998 amounted to $2.1 million versus $8.1 million in 1997. The decrease is primarily due to $4.4 million of transgenic milestones from the joint venture with Sumitomo Metals Industries, LTD (the "SMIG JV") recorded in 1997 in connection with the AT-III program, as well as a $1.5 million milestone from Bristol-Myers Squibb in 1997. Additionally, an increase of $900,000 in internal research and development was offset by an increase of $700,000 in services gross profit. Gross profit on services for 1998 was $7.1 million, a gross margin of 14%, versus $6.4 million, a gross margin of 15% in 1997. The decrease in gross margin is due to increased revenue recognized on contracts not signed until the first quarter of 1997 but for which costs had previously been incurred and recognized, partially offset by improved utilization in 1998 due to increased revenues.

    S,G&A expenses increased to $16.2 million in 1998 from $15.7 million in 1997, an increase of $500,000 or 3%. The increase was due to the increased marketing effort and additional costs associated with the name change for Primedica as well as the addition of administrative personnel required to support the growth in transgenic research and development programs.

    Interest income increased to $280,000 in 1998, from $136,000 in 1997, due to an increase in funds available for investment as a result of proceeds received from the preferred stock offering in the first quarter of 1998 and the sale of common stock in a registered direct offering in the second quarter of 1998. Interest expense increased to $1.4 million in 1998, from $1.1 million in 1997. Of the 1998 total, $1.1 million represents interest incurred by the testing service operations, $101,000 represents interest for the financing of the transgenic production facility and $134,000 represents interest incurred under the revolving line of credit with Genzyme ("Genzyme Credit Line") (see Item 8 and Note 5 to the consolidated financial statements appearing in this report).

    The Company recognized $100,000 of non-operating income in 1998 compared to $50,000 in 1997. The 1998 amount represents an earnout payment in connection with the sale in 1995 of CDP.

    The Company recognized $4.3 million of joint venture losses incurred on ATIII LLC during 1998. In 1997, the Company incurred $811,000 of losses on the SMIG JV (see Item 8 Note 11 to the consolidated financial statements appearing in this report).

NEW ACCOUNTING PRONOUNCEMENTS

    On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on the Company's financial position or results of operations in the near term.

    In November 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" ("SAB 100"). This SAB expresses the views of the Staff regarding the accounting for the disclosure of certain expenses commonly reported in connection with exit activities and business combinations. SAB 100 has been applied in recording the charges associated with the Company's facility consolidation costs.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles in the United States, to revenue recognition in financial statements. The Company's revenue recognition policy is in compliance with SAB 101.

LIQUIDITY AND CAPITAL RESOURCES

    In February 2000, the Company completed a secondary public offering of approximately 4 million shares of common stock, including the exercise of an overallotment. Net proceeds to the Company, after expenses, were $75.1 million. Subsequent to the completion of the secondary public offering, the Company paid down its revolving credit lines in the amount of $15.8 million. Following this pay down, $15.8 million was available under these credit lines (see Item 8 and Note 12 to the consolidated financial statements appearing in this report). In conjunction with the offering, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Prior to effecting this redemption, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of common stock. The Company paid a cash dividend of $157,000 in conjunction with the conversion. As a result of the offering, the $6.3 million Genzyme Credit Line was eliminated.

    On a pro forma basis, adjusted for the impact of the offering and the full pay-down of $15.8 million in revolving credit lines, the Company had a cash balance of $67.2 million and working capital of $61.3 million. In addition, the full $15.8 million of credit line was available, $793,000 under a term note was available and $350,000 under a line for the expansion of various Massachusetts facilities was available. The Company expects that the funds available from these sources as well as the proceeds from the secondary public offering completed in February 2000, will be sufficient to fund the Company through the foreseeable future.

    The Company had cash and cash equivalents of $7.8 million at January 2, 2000. During 1999, the Company had a $4 million net decrease in cash. Sources of funds during the period include net proceeds of $5.4 million from the issuance of common stock, $1.7 million of proceeds received from employee stock purchase and stock option plans, $5.5 million of proceeds from issuance of long-term debt and $4.7 million in borrowings under a commercial bank revolving line of credit. Cash inflows were offset by $7.9 million of cash used in operations (due primarily to the net loss of $18.8 million, of which $11.7 million represented non-cash charges), $6.4 million invested in capital equipment for further expansion of the transgenic production facility and the expansion of the laboratory facilities, $3.7 million invested in ATIII LLC and $2.5 million used to pay down long-term debt.

    The Company has a working capital deficit of $13.9 million at January 2, 2000 compared to a deficit of $4.3 million at January 3, 1999. As of January 2, 2000, the Company had approximately no availability under a line of credit with a commercial bank, $6.3 million available under the Genzyme Credit Line and $793,000 available on a term note.

    In January 2000, the Company obtained a commitment for a $3 million equipment lease line from a commercial leasing company.

    In November 1999, the Company completed a $6.6 million private placement of Series B Preferred Stock to Genzyme. The proceeds from this placement were used to redeem Series A Convertible Preferred Stock (the "Series A Preferred Stock") (see Item 8 and Note 5 to the consolidated financial statements appearing in this report).

    In December 1999, the Company completed a privately negotiated sale of 685,545 shares of common stock at $8.00 per share under a previously filed shelf registration to two purchasers raising approximately $5.5 million in new equity.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has certain financial instruments at January 2, 2000, including a guaranty, two revolving lines of credit, a letter of credit and various loans outstanding which are sensitive to changes in interest rates. The Company has a guaranty by Genzyme Corporation, obtained in December 1998, of the

Company's credit facility with a commercial bank, whose carrying value of $969,000 approximates fair value. Also, the Company has revolving lines of credit with a commercial bank and with Genzyme Corporation totaling
$23.8 million, which accrue interest at a variable rate. At January 2, 2000, $15.8 million is outstanding under the lines and the weighted average interest rate is 5.07%. As part of the revolving credit facility at a commercial bank, the Company has been issued a $1.5 million standby letter of credit in support of a major facility lease, of which none has been drawn down at January 2, 2000. Additionally, the Company has various loans outstanding. These instruments are not leveraged and are held for purposes other than trading.

    For the various loans outstanding, the table below presents the principal cash flows that exist by maturity date and the related average interest rate.

                                                  2000       2001       2002       2003       2004     THEREAFTER    TOTAL
                                                --------   --------   --------   --------   --------   ----------   --------
Fixed rate debt ($ in 000's)..................    602         982       484        530        580         2,117      5,295
Average interest rate on fixed rate debt......    7.7%        7.4%      7.4%       7.3%       6.9%          8.9%
Variable rate debt ($ in 000's)...............    649       5,658        --         --         --            --      6,307

    The interest rate of the variable debt was 6.75% at January 2, 2000. At January 2, 2000, the fair value of these loans approximates carrying value.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    This information is set forth in part under the captions "ELECTION OF DIRECTORS" and "SECTION 16 (a) BENEFICIAL REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 24, 2000 (the "Proxy Statement") which are incorporated herein by reference, and the remainder of such information is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 1A hereof.

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

    (b) Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended January 2, 2000.

    (c) Exhibits

       The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

FORM 10-K-ITEMS 8, 14(a)(1), (a)(2), and (d)

GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES

List Of Financial Statements And Financial Statement Schedules

    The following consolidated financial statements of Genzyme Transgenics Corporation and subsidiaries are included in Item 8:

       Report of PricewaterhouseCoopers LLP--Independent Accountants

       Consolidated Balance Sheets--January 2, 2000 and January 3, 1999

       Consolidated Statements of Operations--For the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997

       Consolidated Statements of Stockholders' Equity--For the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997

       Consolidated Statements of Cash Flows--For the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997

       Notes to Consolidated Financial Statements

    The following financial statements of ATIII LLC are included in Item 4(d):

       Report of PricewaterhouseCoopers LLP--Independent Accountants

       Balance Sheets--December 31, 1999 and December 31, 1998

       Statements of Operations--For the fiscal years ended December 31, 1999 and December 31, 1998 and for the cumulative period from inception (January 1, 1998) to December 31, 1999

       Statements of Cash Flows--For the fiscal years ended December 31, 1999 and December 31, 1998 and for the cumulative period from inception (January 1, 1998) to December 31, 1999

       Statements of Changes in Venturer's Capital--For the cumulative period from inception (January 1, 1998) to December 31, 1999

       Notes to Financial Statements

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Genzyme Transgenics Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Genzyme Transgenics Corporation and its subsidiaries (the "Company") at January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 22, 2000, except as
  to the information in the third
  paragraph of Note 12 for which
  the date is April 3, 2000

                        GENZYME TRANSGENICS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              PRO FORMA (NOTE 12)
                                                                  JANUARY 2,
                                                                     2000           JANUARY 2,   JANUARY 3,
                                                                  (UNAUDITED)          2000         1999
                                                              -------------------   ----------   ----------
                                                  ASSETS
Current assets:
  Cash and cash equivalents.................................       $ 67,202          $  7,782     $ 11,740
  Accounts receivable, net of allowance of $888 and $487 at
    January 2, 2000 and January 3, 1999, respectively.......         11,335            11,335       12,334
  Unbilled contract revenue, net of allowance of $75 and $0
    at January 2, 2000 and January 3, 1999, respectively
    (including $420 and $771 from related parties at January
    2, 2000 and January 3, 1999, respectively)..............          8,516             8,516        6,847
  Other current assets......................................          1,971             1,971        1,496
                                                                   --------          --------     --------
    Total current assets....................................         89,024            29,604       32,417
Net property, plant, and equipment..........................         34,302            34,302       30,486
Costs in excess of net assets acquired, net.................         17,260            17,260       18,404
Other assets................................................          3,146             3,146        2,030
                                                                   --------          --------     --------
                                                                   $143,732          $ 84,312     $ 83,337
                                                                   ========          ========     ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................       $  2,977          $  2,977     $  2,811
  Accounts payable--Genzyme Corporation.....................            559               559        1,487
  Payable to ATIII LLC......................................          2,151             2,151        2,418
  Revolving line of credit..................................             --            15,750       11,096
  Accrued expenses..........................................          9,667             9,667        8,403
  Deferred contract revenue.................................          9,218             9,218        8,317
  Current portion of long-term debt and capital leases......          3,149             3,149        2,204
                                                                   --------          --------     --------
    Total current liabilities...............................         27,721            43,471       36,736
  Long-term debt and capital leases, net of current
    portion.................................................         13,897            13,897        9,561
  Deferred lease obligation.................................            779               779          741
  Other liabilities.........................................             --                --           95
                                                                   --------          --------     --------
    Total liabilities.......................................         42,397            58,147       47,133
Commitments and Contingencies (Note 3)
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized of which
    20,000 have been designated Series A convertible at
    January 2, 2000 and January 3, 1999 and 12,500 and none
    have been designated as Series B convertible at January
    2, 2000 and January 3, 1999, respectively
    Series A convertible preferred stock; $.01 par value;
      none and 20,000 shares were issued and outstanding at
      January 2, 2000 and January 3, 1999, respectively.....             --                --           --
    Series B convertible preferred stock; $.01 par value;
      6,602 and no shares were issued and outstanding at
      January 2, 2000 and January 3, 1999, respectively
      (liquidation preference $6,602), and 6,602 shares on
      unaudited pro forma basis.............................             --                --           --
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 22,601,296 and 18,384,024 shares issued and
    outstanding at January 2, 2000 and January 3, 1999,
    respectively, and 26,626,296 on unaudited pro forma
    basis...................................................            266               226          184
  Dividend on preferred stock...............................         (2,653)           (2,653)      (1,156)
  Capital in excess of par value--preferred stock...........          6,647             6,647       18,777
  Capital in excess of par value--common stock..............        163,025            87,895       65,716
Unearned compensation.......................................           (284)             (284)        (437)
Accumulated deficit.........................................        (65,625)          (65,625)     (46,864)
Accumulated other comprehensive loss........................            (41)              (41)         (16)
                                                                   --------          --------     --------
    Total stockholders' equity..............................        101,335            26,165       36,204
                                                                   --------          --------     --------
                                                                   $143,732          $ 84,312     $ 83,337
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

                        GENZYME TRANSGENICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               FOR THE FISCAL YEARS ENDED
                                                        ----------------------------------------
                                                        JANUARY 2,    JANUARY 3,    DECEMBER 28,
                                                           2000          1999           1997
                                                        -----------   -----------   ------------
Revenues:
  Services............................................  $    54,959   $    50,816   $    43,417
  Sponsored research and development..................       13,825        11,596        19,521
                                                        -----------   -----------   -----------
                                                             68,784        62,412        62,938

Costs and operating expenses:
  Services............................................       46,602        43,668        36,989
  Research and development:
    Sponsored.........................................       11,402        10,486        12,558
    Internal..........................................        3,690         6,155         5,282
  Selling, general and administrative.................       18,872        16,184        15,650
  Facility consolidation costs........................        1,245            --            --
  Equity in loss of joint ventures....................        3,797         4,285           811
                                                        -----------   -----------   -----------
                                                             85,608        80,778        71,290
                                                        -----------   -----------   -----------
Loss from operations..................................      (16,824)      (18,366)       (8,352)
Other income (expense):
  Interest income.....................................           65           280           136
  Interest expense....................................       (2,166)       (1,379)       (1,129)
  Other income........................................          484           100            50
                                                        -----------   -----------   -----------
Loss from operations before income taxes..............      (18,441)      (19,365)       (9,295)
Provision for income taxes............................          320           225            48
                                                        -----------   -----------   -----------
Net loss..............................................  $   (18,761)  $   (19,590)  $    (9,343)
Dividend to preferred shareholders....................       (1,497)       (1,156)           --
                                                        -----------   -----------   -----------
Net loss available to common shareholders.............  $   (20,258)  $   (20,746)  $    (9,343)
                                                        ===========   ===========   ===========
Net loss available per common share (basic and
  diluted)............................................  $     (1.02)  $     (1.15)  $     (0.54)
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding
  (basic and diluted).................................   19,876,904    17,978,677    17,253,292
                                                        ===========   ===========   ===========
Comprehensive loss:
  Net loss............................................  $   (18,761)  $   (19,590)  $    (9,343)
  Other comprehensive income (loss):
    Unrealized holding losses on available for sale
      securities......................................          (25)          (16)           --
    Reclassification adjustment for foreign currency
      translation losses included in net loss.........           --            --            10
                                                        -----------   -----------   -----------
  Total other comprehensive income (loss).............          (25)          (16)           10
                                                        -----------   -----------   -----------
Comprehensive loss....................................  $   (18,786)  $   (19,606)  $    (9,333)
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                        GENZYME TRANSGENICS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            CAPITAL IN       CAPITAL IN
                                      PREFERRED STOCK        COMMON STOCK                    EXCESS OF        EXCESS OF
                                    -------------------   -------------------                PAR VALUE        PAR VALUE
                                     SHARES     AMOUNT     SHARES     AMOUNT    DIVIDEND   COMMON STOCK    PREFERRED STOCK
                                    --------   --------   --------   --------   --------   -------------   ---------------
Balance, December 29, 1996........      --       $ --      17,131      $171     $    --       $52,974          $     --
Net loss..........................
Common stock issuance under
  Employee Stock Purchase Plan....                            115         1                       572
Common stock issuance in
  connection with the GTC Savings
  and Retirement Plan.............                             37         1                       257
Issuance of warrants in connection
  with a debt financing...........                                                                130
Translation adjustment............
Proceeds from the exercise of
  stock options...................                            120         1                       545
                                      ----       ----     -------      ----     -------       -------          --------
Balance, December 28, 1997........      --         --      17,403       174                    54,478                --
Net loss..........................
Sale of Series A Preferred Stock
  to institutional investors, net
  of expenses.....................      20                                                                       18,922
Issuance of warrants in connection
  with the preferred stock
  offering........................                                               (1,156)        1,301              (145)
Sale of common stock in a private
  placement, net of expenses......                            603         6                     6,440
Common stock issuance under
  Employee Stock Purchase Plan....                            229         2                     1,149
Common stock issuance in
  connection with the GTC Savings
  and Retirement Plan.............                             43         1                       398
Issuance of warrants in connection
  with a debt financing...........                                                                969
Issuance of stock options to
  non-employees...................                                                                519
Unrealized loss on investment.....
Proceeds from the exercise of
  stock options...................                            106         1                       462
                                      ----       ----     -------      ----     -------       -------          --------
Balance, January 3, 1999..........      20         --      18,384       184      (1,156)       65,716            18,777
Net loss..........................
Sale of common stock in a private
  placement, net of expenses......                            686         7                     5,421
Common stock issuance under
  Employee Stock Purchase Plan....                            239         4                       992
Common stock issuance in
  connection with the GTC Savings
  and Retirement Plan.............                             95         1                       510
Conversion of Series A Preferred
  Stock...........................     (14)                 2,830        27                    13,008           (13,035)
Common stock issuance for ACT
  License Agreement...............                            217         2                       998
Redemption of Series A Preferred
  Stock...........................      (6)                                        (861)                         (5,741)
Issuance of Series B Preferred
  Stock and related warrants, net
  of issuance costs...............       7                                         (343)          343             6,563
Dividend attributed to beneficial
  conversion......................                                                 (210)          210
Dividend accrued on Series B
  Preferred Stock.................                                                  (83)                             83
Unearned compensation.............                                                                (37)
Unrealized loss on investment.....
Proceeds from the exercise of
  stock options...................                            150         1                       734
                                      ----       ----     -------      ----     -------       -------          --------
Balance, January 2, 2000..........       7       $ --      22,601      $226     $(2,653)      $87,895          $  6,647
                                      ====       ====     =======      ====     =======       =======          ========

                                                                  ACCUMULATED
                                                                     OTHER           TOTAL
                                      UNEARNED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                    COMPENSATION     DEFICIT     INCOME (LOSS)      EQUITY
                                    ------------   -----------   -------------   -------------
Balance, December 29, 1996........        --        $(17,931)        $(10)         $ 35,204
Net loss..........................                    (9,343)                        (9,343)
Common stock issuance under
  Employee Stock Purchase Plan....                                                      573
Common stock issuance in
  connection with the GTC Savings
  and Retirement Plan.............                                                      258
Issuance of warrants in connection
  with a debt financing...........                                                      130
Translation adjustment............                                     10                10
Proceeds from the exercise of
  stock options...................                                                      546
                                       -----        --------         ----          --------
Balance, December 28, 1997........        --         (27,274)          --            27,378
Net loss..........................                   (19,590)                       (19,590)
Sale of Series A Preferred Stock
  to institutional investors, net
  of expenses.....................                                                   18,922
Issuance of warrants in connection
  with the preferred stock
  offering........................                                                       --
Sale of common stock in a private
  placement, net of expenses......                                                    6,446
Common stock issuance under
  Employee Stock Purchase Plan....                                                    1,151
Common stock issuance in
  connection with the GTC Savings
  and Retirement Plan.............                                                      399
Issuance of warrants in connection
  with a debt financing...........                                                      969
Issuance of stock options to
  non-employees...................      (437)                                            82
Unrealized loss on investment.....                                    (16)              (16)
Proceeds from the exercise of
  stock options...................                                                      463
                                       -----        --------         ----          --------
Balance, January 3, 1999..........      (437)        (46,864)         (16)           36,204
Net loss..........................                   (18,761)                       (18,761)
Sale of common stock in a private
  placement, net of expenses......                                                    5,428
Common stock issuance under
  Employee Stock Purchase Plan....                                                      996
Common stock issuance in
  connection with the GTC Savings
  and Retirement Plan.............                                                      511
Conversion of Series A Preferred
  Stock...........................                                                       --
Common stock issuance for ACT
  License Agreement...............                                                    1,000
Redemption of Series A Preferred
  Stock...........................                                                   (6,602)
Issuance of Series B Preferred
  Stock and related warrants, net
  of issuance costs...............                                                    6,563
Dividend attributed to beneficial
  conversion......................                                                       --
Dividend accrued on Series B
  Preferred Stock.................                                                       --
Unearned compensation.............       153                                            116
Unrealized loss on investment.....                                    (25)              (25)
Proceeds from the exercise of
  stock options...................                                                      735
                                       -----        --------         ----          --------
Balance, January 2, 2000..........     $(284)       $(65,625)        $(41)         $ 26,165
                                       =====        ========         ====          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        GENZYME TRANSGENICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    FOR THE FISCAL YEARS ENDED
                                                              --------------------------------------
                                                              JANUARY 2,   JANUARY 3,   DECEMBER 28,
                                                                 2000         1999          1997
                                                              ----------   ----------   ------------
Cash flows for operating activities:
  Net loss..................................................   $(18,761)    $(19,590)      $(9,343)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      6,517        5,002         4,149
    Provision (recovery) of accounts receivable
      allowances............................................        717          166           124
    Shares to be issued for 401-K employer match............        584          515           464
    Non-employee stock option charge........................        116           82            --
    Loss on disposal of fixed assets........................         --           --             7
    Equity in loss of joint ventures........................      3,797        4,285           811
  Changes in assets and liabilities:
    Accounts receivable and unbilled contract revenue.......     (1,387)      (2,844)       (2,471)
    Other current assets....................................       (500)         502            78
    Accounts payable........................................     (1,079)       1,261         1,124
    Other accrued expenses..................................      1,191          387         1,783
    Deferred contract revenue...............................        901        2,249        (1,081)
                                                               --------     --------       -------
    Net cash used in operating activities...................     (7,904)      (7,985)       (4,355)
Cash flows for investing activities:
  Purchase of property, plant and equipment.................     (6,412)      (6,005)       (6,175)
  Investment in joint ventures..............................     (3,674)      (4,358)         (528)
  Other assets..............................................       (724)        (391)           --
                                                               --------     --------       -------
    Net cash used in investing activities...................    (10,810)     (10,754)       (6,703)
Cash flows from financing activities:
  Net proceeds from the issuance of common stock............      5,389        6,446            --
  Redemption of Series A convertible preferred stock........     (6,602)
  Net proceeds from employee stock purchase plan............        996        1,151           573
  Net proceeds from the exercise of stock options...........        735          463           546
  Net proceeds from the issuance of Series B convertible
    preferred stock and related warrants....................      6,602       18,922            --
  Proceeds from long-term debt..............................      5,535        2,162         5,302
  Repayment of long-term debt...............................     (2,496)      (4,063)       (3,597)
  Net borrowings under revolving line of credit.............      4,654        5,096            --
  Investment and advances by Genzyme Corporation............         --       (6,000)        6,000
  Deferred financing costs..................................         --           --          (170)
  Other long-term liabilities...............................        (57)         (81)         (117)
                                                               --------     --------       -------
    Net cash provided by financing activities...............     14,756       24,096         8,537
                                                               --------     --------       -------
Net increase (decrease) in cash and cash equivalents........     (3,958)       5,357        (2,521)
Effect of exchange rates on cash............................         --           --            10
Cash and cash equivalents at beginning of the period........     11,740        6,383         8,894
                                                               --------     --------       -------
Cash and cash equivalents at end of period..................   $  7,782     $ 11,740       $ 6,383
                                                               ========     ========       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        GENZYME TRANSGENICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FISCAL YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999 AND DECEMBER 28, 1997
              (ALL TABULAR $ IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    The accompanying financial statements have been presented on the assumption that the Company is a going concern. The Company has incurred losses and negative operating cash flow in each of the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997. The Company had a working capital deficit of $13.9 million at January 2, 2000. As of January 2, 2000, the Company had
$6.3 million available under a credit line with Genzyme Corporation ("Genzyme"), $350,000 available under a line for the expansion of various Massachusetts facilities and $793,000 available under a term note facility with a commercial bank.

    In November 1999, the Company redeemed all of its outstanding Series A Convertible Preferred Stock (the "Series A Preferred Stock") for a cash payment of approximately $6.6 million, representing cost plus 15%. To fund the redemption, the Company issued approximately $6.6 million of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to Genzyme (see
Note 5).

    In February 2000, the Company completed a follow-on public offering of common stock raising in excess of $75 million after offering expenses (see
Note 12). In connection with this offering, the Genzyme Credit Line was eliminated.

    The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, raising additional capital, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The Company was incorporated in February 1993. On October 1, 1994, the Company acquired TSI and its respective subsidiaries, Argus Research Laboratories, Inc. ("Argus"), The TSI Center for Diagnostic Products, Inc. ("CDP"), Health and Sciences Research Incorporated ("HSRI"), TSI Mason Laboratories, Inc. ("Mason"), TSI Redfield Laboratories, Inc. ("Redfield"), TSI Washington Laboratories, Inc. ("Washington") and G.D.R.U. Limited ("GDRU"). In July 1995, the Company acquired BioDevelopment Laboratories, Inc. ("BDL"). In 1995, the Company closed its HSRI facility and completed the sale of GDRU. HSRI and GDRU were the only facilities performing human clinical trials within the Company's operations.

    In February 1998, the Company reorganized TSI and its respective subsidiaries and BDL to form Primedica Corporation.

    Genzyme is the Company's largest single stockholder. As a result of various equity transactions, Genzyme owned 33% of the Company's common stock at January 2, 2000, and 37% on a fully diluted

                        GENZYME TRANSGENICS CORPORATION

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) basis. Following the conversion of the Series B Preferred Stock, Genzyme owned 36% of the Company's common stock and 37% on a fully diluted basis.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include contract revenue recognition, net realizable value of costs in excess of net assets acquired, account receivable reserves and tax valuation reserves. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents, consisting principally of money market funds with initial maturities of three months or less, are valued at market.

MARKETABLE SECURITIES

    Marketable securities, which include the Company's investment in equity securities, have been classified as available for sale and are stated at market value based on quoted market prices. Gains and losses on sales of securities are calculated using the specific identification method.

    At January 2, 2000 and January 3, 1999, there was $42,000 and $67,000, respectively, of marketable securities included in other current assets and an associated $41,000 and $16,000, respectively, of unrealized loss included in accumulated other comprehensive loss and equity. The Company has no realized gains on available for sale securities in any of the years ended January 2, 2000 and January 3, 1999.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company is subject to the concentration of credit risk of its commercial bank that holds the revolving line of credit and term loan which the Company relies on for its future cash flows. At January 2, 2000 and January 3, 1999, approximately 92% and 94%, respectively, of cash and cash equivalents were held by one financial institution. Total credit facilities at one commercial bank are $24.6 million at January 2, 2000 and January 3, 1999.

                        GENZYME TRANSGENICS CORPORATION

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company provides most of its testing services to diverse pharmaceutical companies worldwide. The Company also provides services to the U.S. government. See Note 8 for additional revenue information. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Activity for fiscal 1997 included a provision of $256,000, a recovery of $132,000 and write-offs of $156,000. Activity for fiscal 1998 included a provision of $166,000 and write-offs of $69,000. Activity for fiscal 1999 included a provision of $744,000, a recovery of $27,000 and write-offs of $295,000.

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

    The following is the summary of property, plant and equipment and related accumulated amortization and depreciation as of January 2, 2000 and January 3, 1999.

                                                                YEARS      JANUARY 2,   JANUARY 3,
                                                               OF LIFE        2000         1999
                                                              ----------   ----------   ----------
Land........................................................      --         $ 1,082      $   983
Buildings...................................................   20 - 30        18,049       15,968

Livestock...................................................      3            1,959        1,959
Leasehold improvements......................................  lease life       6,722        4,880
Laboratory, manufacturing and office equipment..............    3 - 10        11,785       10,023
Laboratory, manufacturing and office equipment--capital
  lease.....................................................    3 - 10         9,154        6,823
Construction in process.....................................      --             713          179
                                                                             -------      -------
                                                                             $49,464      $40,815
                                                                             =======      =======
Less accumulated amortization and depreciation..............                  15,162       10,329
                                                                             -------      -------
Net property, plant and equipment...........................                 $34,302      $30,486
                                                                             =======      =======

    Depreciation and amortization expense was $4,423,000, $3,771,000 and $2,919,000 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Accumulated amortization for equipment under capital lease was $2,660,000 and $1,542,000 at January 2, 2000 and January 3, 1999, respectively.

NON CASH TRANSACTIONS

    During fiscal 1997, the Company purchased $2,482,000 of fixed assets and financed these additions with capital lease obligations. The Company issued warrants valued at $130,000 in connection with the financing for the expansion of Mason Laboratories (see Note 4).

                        GENZYME TRANSGENICS CORPORATION

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    During fiscal 1998, the Company purchased $1,904,000 of fixed assets and financed these additions with capital lease obligations. The Company received stock in payment for an accounts receivable and an advance payment valued at $583,000. The Company issued warrants valued at $969,000 in connection with the Genzyme guarantee of a credit line with a commercial bank (see Note 4). The Company issued warrants valued at $1,301,000 in connection with a Preferred Stock offering (see Note 5). The Company issued stock options to non-employees valued at $519,000.

    During fiscal 1999, the Company purchased $2,411,000 of fixed assets and financed these additions with capital lease obligations. The Company issued common stock valued at $1,000,000 in connection with a license agreement with Advanced Cell Technology, Inc. This license has been recorded as a long term asset.

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

COSTS IN EXCESS OF NET ASSETS ACQUIRED

    The $15,860,000 of excess consideration paid and costs incurred over the net value of assets acquired (primarily goodwill) by GTC in 1994 of TSI is being amortized using the straight-line method over a twenty-year period. The carrying value of goodwill is included in management's evaluation of the recoverability of its long-lived assets. Accumulated amortization at January 2, 2000 was $4,266,000.

    The $7,329,000 of excess consideration paid and costs incurred over the net fair value of assets of BDL acquired by GTC in 1995 is being amortized using the straight-line method over twenty years. Accumulated amortization at January 2, 2000 was $1,663,000.

    At January 2, 2000, goodwill totaled $23,189,000 with $5,929,000 accumulated amortization.

DEFERRED FINANCE CHARGES

    The Company incurs various charges relating to financings into which it has entered. The Company includes these amounts in other assets and amortizes the amount to interest expense over the life of the debt. The unamortized balance at January 2, 2000 and January 3, 1999 was approximately $930,000 and
$1.3 million, respectively.

                        GENZYME TRANSGENICS CORPORATION

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCRUED EXPENSES

    Accrued expenses included the following:

                                                      AT JANUARY 2,   AT JANUARY 3,
                                                          2000            1999
                                                      -------------   -------------
Accrued payroll and benefits........................     $4,056          $3,475
Other...............................................      5,611           4,928
                                                         ------          ------
  Total accrued expenses............................     $9,667          $8,403
                                                         ======          ======

    As a result of the 1994 merger with TSI, the Company established severance reserves for the elimination of 35 positions of which 20 were laboratory positions, eight were accounting/finance positions and seven were general and administrative positions. The total severance established was $1,417,000 to be paid through 2000. As of January 2, 2000, $1,318,000 has been paid. The remaining $99,000 balance is all classified as a short-term liability.

    Additionally, there have been various other terminations for which the Company recorded expense of $498,000 and $265,000 in 1999 and 1998, respectively. At January 2, 2000 and January 3, 1999, approximately $381,000 and $429,000 had been paid out, respectively, and $333,000 and $233,000 is included in accrued expenses, respectively.

    In September 1999, the Company recorded a charge in the amount of $1,245,000 relating to the consolidation of certain facilities. Costs consisted of facility closing costs of $740,000 and severance and employee related costs of $505,000. Severance costs relate to the elimination of 20 positions, of which 12 were laboratory positions and 8 were general and administrative positions. The facility closing costs included net write-offs of leasehold improvements of $415,000 and rental and lease termination costs to be paid after the consolidation in the amount of $325,000. These costs are expected to be fully paid by the fourth quarter of 2000. As of January 2, 2000, $121,000 of the severance and employee related costs had been paid with a remaining balance of $252,000 to be paid during 2000. During the fourth quarter of 1999, the Company recorded an adjustment to reverse $132,000 of the severance accrual and $62,000 of facility closing costs based on changed circumstances. Separately, the Company recorded an expense of $194,000 directly to the income statement relating to moving costs and recruiting fees paid in the fourth quarter associated with this facility consolidation.

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

                        GENZYME TRANSGENICS CORPORATION

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed. The Company's 50% ownership in ATIII LLC is accounted for under the equity method (see Note 11).

REVENUE RECOGNITION AND CONTRACT ACCOUNTING

    For fixed price contracts and cost reimbursement contracts in both the Transgenics and Primedica segments, the Company records revenue using the percentage of completion method based upon a ratio of costs incurred to total estimated costs. Certain of the transgenic contracts contain license fees and incentive-based milestone payments. The Company recognizes license fees only on payments that are nonrefundable, and defers revenue recognition until performance obligations have been completed in accordance with SEC Staff Accounting Bulletin (SAB) No. 101. The Company recognizes revenue on incentive-based milestones only when achievement of the milestone has occurred and defers profit recognition until performance obligations have been completed.

    Profits expected to be realized are based on the total contract sales value and the Company's estimates of costs at completion. The sales value of Transgenic contracts in based on achievable milestones and is revised throughout the contract as the Company demonstrates achievement of milestones. The Company's estimates of costs include all costs expected to be incurred to fulfill performance obligations of the contracts. For most Transgenic contracts, this policy results in a deferral of contract profit until all performance obligations have been completed. Estimates of total contract costs are reviewed and revised periodically, throughout the lives of the contracts, with adjustments to profits resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When management believes the costs of completing a contract will exceed its sales value, the full amount of the anticipated contract loss is immediately recognized.

    Unbilled contract revenue represents recoverable costs and accrued profit which had not been billed at the balance sheet date. Deferred contact revenue represents amounts received from customers that exceed the amount of revenue recognized to date. Research and development revenues in fiscal 1999 consisted of $4,491,000 from the ATIII LLC (see Note 11) and $9,334,000 from commercial clients.

NET LOSS PER COMMON SHARE

    The Company applies Statement of Financial Accounting Standards No. 128, ("SFAS 128") EARNINGS PER SHARE in calculating earnings per share ("EPS"). Common stock equivalents of the Company consist of warrants (see Note 5), stock options (see Note 6), stock to be issued under the 401-K retirement plan (see
Note 6), convertible debt (see Note 4) and convertible preferred stock (see
Note 5). The Company was in a net loss position in 1999, 1998 and 1997, therefore 4.8 million, 6.9 million and 2.8 million common stock equivalents, respectively, were not used to compute diluted loss per share, as the effect was antidilutive. Subsequent to year end, the Company issued 4 million shares of common stock for cash proceeds and issued 1 million shares of common stock for the redemption of the Series B Preferred Stock (see Note 12).

INCOME TAXES

    The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using the expected

                        GENZYME TRANSGENICS CORPORATION

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) enacted tax rates for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the change in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending December 30, 2001. The Company believes the adoption of SFAS 133 will not have a material effect on its financial statements.

    In November 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 100, "Restructuring and Impairment Charges" ("SAB 100"). This SAB expresses the views of the Staff regarding the accounting for the disclosure of certain expenses commonly reported in connection with exit activities and business combinations. SAB 100 has been applied in recording the charges associated with the Company's facility consolidation costs.

    In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles in the United States, to revenue recognition in financial statements. The Company's revenue recognition policy is in compliance with SAB 101.

NOTE 3.  COMMITMENTS & CONTINGENCIES

    The Company leases equipment and facilities under various operating and capital leases (see Note 4). The deferred lease obligation represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period. Rent expense for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997 was approximately $3,613,000, $2,878,000 and $2,566,000, respectively.

                        GENZYME TRANSGENICS CORPORATION

NOTE 3.  COMMITMENTS & CONTINGENCIES (CONTINUED)
    At January 2, 2000, the Company's future minimum payments required under these leases are as follows:

                                                   OPERATING   CAPITAL     TOTAL
                                                   ---------   --------   --------
2000.............................................   $2,253      $2,413    $ 4,666
2001.............................................    1,953         950      2,903
2002.............................................    1,672       1,496      3,168
2003.............................................    1,502       1,568      3,070
2004.............................................    1,278          --      1,278
Thereafter.......................................      711          --        711
                                                    ------      ------    -------
    Total........................................   $9,369       6,427    $15,796
                                                    ======                =======
Less amount representing interest................                  983
                                                                ------
Present value of minimum lease payments..........               $5,444
                                                                ======

    The Company sold a 46.3% ownership interest in ATIII LLC to Genzyme on January 1, 1998, for an aggregate amount of $12,500,010, of which $12,500,000 is contingent upon the achievement of certain milestones (see Note 11).

    The Company is a party to license agreements for certain technologies. Certain of these agreements contain provisions for the future royalties to be paid on commercial sales of products developed from the licensed technologies.

NOTE 4.  BORROWINGS

    In December 1998, the Company obtained new credit facilities (the "New Credit Line" and the "New Term Loan") from another commercial bank. The New Credit Line has a three year term expiring in December 2001. Under the New Credit Line, the Company may borrow up to $17.5 million, a portion of which may be utilized for a standby letter of credit. Under the financing, the amount of the New Term Loan is $7.1 million. As of January 2, 2000 and January 3, 1999, $6,307,421 and $1,836,024, respectively, was outstanding and at January 2, 2000, $793,000 was available. The term loan is payable in quarterly payments through December 2001 with a balloon payment for the remaining balance on December 28, 2001. As of January 2, 2000 and January 3, 1999, $15,750,000 and $11,096,000,
respectively, was outstanding under the New Credit Line and at January 2, 2000, $250,000 was available. A standby letter of credit with a face amount of $1.5 million has been issued under the New Credit Line to support a major facility lease. At the Company's option, interest on loans under the New Credit Line (other than the standby letter of credit) and the New Term Loan accrues either at the Prime rate or at an adjusted libor rate. The interest rate on the New Term Loan was 6.75% and 7.75% at January 2, 2000 and January 3, 1999, respectively. The weighted average interest rate on all outstanding lines of credit was approximately 5.1%, 2.0% and 5.7% for the fiscal years ended
January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Under the terms of the new agreement, the Company may not pay any dividends. No amounts were due under the standby letter of credit as of January 2, 2000. Both loans are guaranteed by Genzyme.

    In connection with the New Credit Line, Genzyme provided a guaranty to the bank under which Genzyme would become primarily liable under the credit line in event of a default by the Company. In consideration of Genzyme's agreement to provide such a guaranty, the Company granted a first lien on all

                        GENZYME TRANSGENICS CORPORATION

NOTE 4.  BORROWINGS (CONTINUED)
assets of the Company and issued to Genzyme warrants to purchase 288,000 shares of the Company's common stock for a period of ten years, exercisable at $4.875 per share (market price at the effective date of the New Credit Line). The warrants, valued at $969,000, were recorded as a deferred financing charge, included in other assets, and are being amortized to interest expense over the life of the New Credit Line.

    The Company has also obtained various capital leasing commitments with interest rates ranging from 9.79% to 14.23% and repayment terms of 48 months to 60 months.

    In March 1996, the Company entered into a Convertible Debt and Development Funding Agreement (the "Convertible Debt Agreement") with Genzyme under which Genzyme agreed to provide a revolving line of credit ("Genzyme Credit Line") in the amount of $10 million. The line is convertible into the Company's common stock (at the average market price for the 20-day period ending two days before any conversion), at GTC's option, to maintain GTC's tangible net worth or by Genzyme at any time for up to the full amount outstanding. Any amount so converted reduces by an equivalent amount the availability on the line. During 1996, approximately $1.7 million of debt was converted into 219,565 shares of common stock, reducing availability under the Genzyme Credit Line to $8.3 million. The agreement was amended again in 1997, extending the expiration date to March 31, 2000. In 1998, the availability was reduced to $6.3 million and in connection with the Company's equity financing in February 2000, this line was eliminated (see Note 12).

    The Company also has various mortgages and expansion lines relating to its Primedica properties. Total loans outstanding at January 2, 2000 are $5,295,000 with interest rates ranging from 5.5% to 10%. Total availability under these loans at January 2, 2000 is $350,000 which can be utilized for facility expansion through March 2000. In connection with certain of the financing in 1997, the Company issued warrants to purchase 20,000 shares of the Company's common stock with an expiration of ten years and an exercise price of $8.75 per share. The warrants, valued at $130,000, are being amortized to interest expense over the life of the mortgage.

    Under the various debt agreements, restrictive covenants include the following: (i) for each of the fiscal quarters ending on March 31, 1999, the two fiscal quarters ending on June 30, 1999 and the three fiscal quarters ending on September 30, 1999, the Company will not permit its consolidated earnings before interest, taxes, depreciation and amortization, exclusive of unfunded research and development and losses on the ATIII LLC joint venture ("EBITDA"), for any such period as at the last day of such period to exceed a loss of $5,000,000;
(ii) for the four fiscal quarters ending on December 31, 1999, the Company will not permit its consolidated EBITDA as at the last day of such period to exceed a loss of $2,000,000; (iii) commencing with the fiscal quarter ending on March 31, 2000, the Company will not, as at the last day of each fiscal quarter, permit its consolidated EBITDA for the period of four consecutive fiscal quarters ending or most recently ended prior to such date to be less than zero.

                        GENZYME TRANSGENICS CORPORATION

NOTE 4.  BORROWINGS (CONTINUED)
    The Company's long-term debt consisted of the following:

                                                              JANUARY 2,
                                                                 2000
                                                              ----------
Note payable, with monthly payments of $48,750 through June
  2007, interest at 9.25%, collateralized by real estate....    $ 3,131
Term loan, with quarterly payments of $162,276 through
  December 2001, interest varies, collateralized by real
  estate....................................................      6,307
Note payable, with monthly payments of $15,250 through
  November 2009, interest at 9.25%, collateralized by real
  estate....................................................        850
Note payable, with monthly payments of $9,921 through May
  2001, interest at 9.5%, collateralized by real estate.....        559
Note payable, with quarterly payments of $8,605 through July
  2012, interest at 5.5%, collateralized by real estate.....        310
Note payable, with monthly payments of $4,625 through June
  2007, interest at 10%, collateralized by real estate......        290
Note payable, with monthly payments of $6,066 through
  December 2000, interest at 8%, collateralized by real
  estate....................................................         64
Capital lease obligations, with monthly payments of $208,398 through February 2000 and December 2003, interest varies,
  collateralized by property................................      5,444
Other.......................................................         91
                                                                -------
                                                                $17,046
  Less current portion......................................      3,149
                                                                -------
                                                                $13,897
                                                                =======

    Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the value of the notes payable approximates fair value.

    Maturities of long-term debt are as follows:

2000........................................................  $ 3,149
2001........................................................    7,282
2002........................................................    1,847
2003........................................................    2,071
2004........................................................      580
Thereafter..................................................    2,117
                                                              -------
                                                              $17,046
                                                              =======

    Cash paid for interest for the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997 was $2,267,000, $1,376,000, and
$1,098,000, respectively. In 1999 $105,000 of interest expense incurred was capitalized. There was no capitalization of interest in 1998 or 1997.

                        GENZYME TRANSGENICS CORPORATION

NOTE 5.  STOCKHOLDERS' EQUITY

    The Company's authorized capital stock consists of 40,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share of which 20,000 shares have been designated as Series A Preferred Stock at January 2, 2000 and January 3, 1999 and 12,500 have been designated as Series B Preferred Stock at January 2, 2000.

    A summary of the outstanding GTC warrants as of January 2, 2000, of which 896,324 are currently exercisable, is as follows:

COMMON SHARES     EXERCISE       WARRANT EXPIRATION
ISSUABLE FOR   PRICE PER SHARE          DATE
-------------  ---------------   ------------------
   145,000       $2.84375          July 3, 2005
     2,000       $2.75000        December 31, 2001
     2,000       $6.50000        December 31, 2001
    20,000       $8.75000          June 26, 2007
   450,000       $15.1563         March 20, 2002
   288,000       $ 4.8750        December 28, 2008
    55,833       $6.30000        November 12, 2009
    29,491       $6.30000        November 22, 2009
-------------
   992,324
=============

    In March 1998, the Company completed a private placement of $20 million face value of Series A Preferred Stock to three institutional investors. The
Series A Preferred Stock was immediately convertible into the Company's common stock at a price equal to $14.55 per share and commencing December 1998, at any time at a price equal to the lower of $14.55 or the average of any five closing bid prices selected by the holder over the twenty days prior to conversion. There was a maximum number of shares into which the Series A Preferred Stock could be converted. In connection with the financing, warrants to purchase 400,000 shares of the Company's common stock were issued to the institutional investors. Each warrant has a four year term and an exercise price of $15.1563 per share. Because the preferred stock could be converted into common stock immediately, the warrants, valued at approximately $1.2 million, were recognized as a dividend payment to preferred shareholders during the first quarter of 1998. The Company also issued warrants to purchase 50,000 shares of common stock to the placement agency under the terms noted above. The warrants were valued at approximately $145,000 and recognized as a reduction of preferred stock capital in excess of par. As a result of this financing, the amount available under the line of credit in the Convertible Debt and Development Funding Agreement with Genzyme has decreased from approximately $8.3 million to $6.3 million.

    During 1999, several institutional investors converted 9,000 shares of the Series A Preferred Stock, $.01 par value per share, into 1,927,503 shares of the Company's common stock at conversion prices ranging from $3.34 to $5.98 per share. After these conversions, 11,000 shares of the Series A Preferred Stock remained outstanding.

    In November 1999, the Company issued a redemption call on the outstanding $11.0 million of Series A Preferred Stock. The holders of the Series A Preferred Stock converted $5.3 million into 901,807 common shares at a conversion price of $5.83 per share. The remaining amount was redeemed in cash by the holders at 115% of par value. The 15% premium was recognized as a dividend payment to preferred shareholders in the amount of $861,000.

                        GENZYME TRANSGENICS CORPORATION

NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)
    In conjunction with the redemption call, the Company issued $6.6 million of Series B Preferred Stock to Genzyme. The Series B Preferred Stock carried an initial dividend of 11% and is convertible by the holder into common stock at a fixed rate of $6.30 per common share. All accumulated or accrued and unpaid dividends will be paid upon conversion, liquidation or redemptions of the Series B Preferred Stock. The Company has the sole right to redeem unconverted Series B Preferred Stock for cash at any time at its original value plus accrued dividends. The Series B Preferred Stock were converted into common stock in February 2000 (see Note 12).

    In connection with the issuance of the Series B Preferred Stock, the Company also issued to Genzyme 10-year warrants to purchase 85,324 shares of the Company's common stock at an exercise price of $6.30 per share. In connection with the warrants issued and a beneficial conversion feature, the Company recorded a dividend of $636,000 to preferred shareholders in the fourth quarter of 1999.

    As of January 2, 2000, the Company has reserved 5,124,466 shares of common stock, subject to adjustment, for future issuance under the various classes of warrants, Stock Option and Employee Stock Purchase Plans (see Note 6) and preferred stock conversion.

    In December 1999, the Company completed a privately negotiated sale of 685,545 shares of common stock at $8.00 per share under a previously filed shelf registration to two purchasers raising approximately $5.5 million in new equity.

NOTE 6.  EMPLOYEE BENEFIT PLANS

STOCK OPTIONS AND PURCHASE PLAN

    In May 1993, the Board of Directors adopted and the stockholders approved the 1993 Equity Incentive Plan (the "Equity Plan"), the 1993 Director Stock Option Plan (the "Director Plan") and the 1993 Employee Stock Purchase Plan (the "Purchase Plan").

    Under the Equity Plan, 2,015,000 shares of common stock were issued or reserved for issuance pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. To date, all options have been issued at 85% or greater of the fair value at the grant date. The Equity Plan also permits the Company to assume outstanding options in an acquisition without using shares reserved under the Plan. Of the foregoing total, 224,350 shares are subject to options assumed by the Company in the acquisition of TSI. The number of shares reserved for issuance under this plan was increased to 2,515,000, 3,015,000 and 3,390,000 in 1997, 1998 and 1999, respectively.

    Under the Director Plan, 50,000 shares of common stock were reserved for issuance as non-statutory stock options at the rate of 2,000 shares for each year of service to members of the Board of Directors who are not employees of the Company. Such options are automatically granted at fair market value upon the election or reelection of each director. The number of shares reserved for issuance under this plan was increased to 100,000 and 200,000 in 1997 and 1998, respectively. In May 1998, the plan was amended such that upon first election of a director, such director shall receive 5,000 shares for each year of the term of office to which he/she has been elected, and upon reelection such director shall receive 3,000 shares for each year of the term of office to which he/she has been reelected.

    Under these plans, an option's maximum term is ten years and vest ratably 20% on the date of issuance and 20% thereafter on the anniversary of the grant.

    Under the Purchase Plan, 300,000 shares of common stock were reserved for the grant of purchase rights to employees in one or more offerings in accordance with provisions to be established by a committee of the Board of Directors prior to commencement of any offering period. In May 1997, the Board of Directors increased the number of shares reserved for issuance under this plan to 900,000 shares. Participants may purchase shares of common stock at not less than 85% of the lower of the market value at the beginning of each offering or on the purchase date. Purchase dates occur every three months for a period of two years from the offering date. Participants may not carry over balances from one purchase date to the next. Offering dates occur every six months. A total of 42,726 shares of common stock remained available for issuance under the plan at January 2, 2000. The purchases of common stock under the plan during fiscal 1999 and fiscal 1998 were 239,470 shares at an aggregate purchase price of approximately $996,000 and 228,741 shares at an aggregate purchase price of approximately $1,151,000, respectively. No compensation expense has been recorded related to the Purchase Plan.

    The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value at the grant date. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), ACCOUNTING FOR STOCK BASED COMPENSATION. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 would have been increased to the pro forma amounts indicated below:

                                 JANUARY 2, 2000                  JANUARY 3, 1999                 DECEMBER 28, 1997
                          ------------------------------   ------------------------------   ------------------------------
                                          NET LOSS                         NET LOSS
                                        AVAILABLE PER                    AVAILABLE PER
                                        COMMON SHARE                     COMMON SHARE                    LOSS PER SHARE
                          NET LOSS   (BASIC AND DILUTED)   NET LOSS   (BASIC AND DILUTED)   NET LOSS   (BASIC AND DILUTED)
                          --------   -------------------   --------   -------------------   --------   -------------------
As Reported.............  $(18,761)        $(1.02)         $(19,590)        $(1.15)         $ (9,343)        $(0.54)
Pro Forma...............   (21,552)         (1.16)          (22,355)         (1.31)          (11,458)         (0.66)

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

    A summary of the status of the Company's stock option plans as of January 2, 2000, January 3, 1999 and December 28, 1997 and changes during the years ending on those dates is presented below:

                                                                 WEIGHTED AVERAGE
                                                      SHARES      EXERCISE PRICE
                                                     ---------   ----------------
Balance at December 29, 1996.......................  1,596,514       $5.7432
                                                     ---------       -------
  Granted
    Price = Fair value.............................    647,814       $7.7843
    Price > Fair value.............................     10,400       $7.8462
  Exercised........................................   (120,377)      $4.5246
  Cancelled........................................   (132,362)      $5.9003
                                                     ---------       -------
Balance at December 28, 1997.......................  2,001,989       $6.4611
                                                     ---------       -------
  Granted
    Price = Fair value.............................    706,532       $8.7152
    Price > Fair value.............................     18,000       $9.1875
  Exercised........................................   (105,383)      $4.5040
  Cancelled........................................   (107,703)      $7.5478
                                                     ---------       -------
Balance at January 3, 1999.........................  2,513,435       $7.1560
                                                     ---------       -------
  Granted
    Price = Fair value.............................    616,090       $4.7849
  Exercised........................................   (151,626)      $4.9580
  Cancelled........................................   (151,702)      $7.7554
                                                     ---------       -------
Balance at January 2, 2000.........................  2,826,197       $6.7266

    At January 2, 2000, January 3, 1999 and December 28, 1997, there were 1,678,156, 1,335,511 and 991,367 shares exercisable at a weighted average exercise price of $6.6906, $6.5495 and $6.1142, respectively. The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $4.7849, $8.73 and $7.79, respectively.

    The following table summarizes information about stock options outstanding at January 2, 2000:

                                                       WEIGHTED-                      WEIGHTED-
     RANGE OF         NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------  -----------   ----------------   --------------   -----------   --------------
$2.5000 - $ 4.5625     873,312          7.69            $ 3.9546         466,559       $ 3.4410
$4.6250 - $ 7.3750     747,697          7.28            $ 6.7447         424,667       $ 6.7978
$7.4375 - $ 8.8750     699,742          5.66            $ 8.0094         542,660       $ 7.9852
$9.0000 - $ 9.7500     402,276          8.16            $ 9.1508         188,770       $ 9.1517
$9.8750 - $55.0000     103,170          7.47            $11.9084          55,500       $12.1599
                     ---------          ----            --------       ---------       --------
 2.5000 - $55.0000   2,826,197          7.14            $ 6.7266       1,678,156       $ 6.6906
                     =========                                         =========

    At January 2, 2000, 291,581 shares were available for grant.

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of five years, expected volatility of 80% for fiscal 1999 and 78% for each of fiscal 1998 and 1997, a dividend yield of 0% and a risk-free interest rate of 5.82% for fiscal 1999, 5.48% for fiscal 1998 and 6.36% for fiscal 1997.

    The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of 0%, expected volatility of 80% for fiscal 1999 and 78% for each of fiscal 1998 and 1997, an expected life of one year for fiscal 1999, 1998 and 1997 and a risk-free interest rate of 4.81% for fiscal 1999, 5.55% for fiscal 1998 and 5.40% for fiscal 1997. The average fair value of those purchase rights granted during fiscal 1999, fiscal 1998 and fiscal 1997 was $2.10, $3.27 and $2.71, respectively.

OTHER

    All employees of the Company, subject to certain eligibility requirements, can participate in the Company's defined contribution plan. Currently, the Company may match up to 50% of each participating employee's contributions to the plan to a maximum of 3% of salary. The Company may also contribute an additional 2% of each employee's salary as a retirement contribution. All contributions are at the discretion of the Board of Directors. Expense recognized under this plan was approximately $450,000, $515,000 and $464,000 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

NOTE 7.  INCOME TAXES

    Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

    The income tax (benefit) provision consisted of the following:

                                                     1999       1998       1997
                                                   --------   --------   --------
Current:
  Federal........................................  $     0    $     0    $     0
  State..........................................      320        225         48
                                                   -------    -------    -------
Total Current....................................  $   320    $   225    $    48
                                                   =======    =======    =======
Deferred:
  Federal........................................   (8,677)    (5,418)    (3,158)
  State..........................................   (1,959)    (1,562)     1,241
Change in Valuation Allowance....................   10,636      6,980      1,917
                                                   -------    -------    -------
Total Deferred...................................  $    --    $    --    $    --
                                                   =======    =======    =======

    The provision for income taxes was at rates different from the U.S. Federal statutory income tax rate for the following reasons:

                                                    FISCAL YEARS ENDED
                                   ----------------------------------------------------
                                   JANUARY 2, 2000   JANUARY 3, 1999   DECEMBER 28,1997
                                   ---------------   ---------------   ----------------
Federal tax--expense (benefit)...       (34.0)%           (34.0)%            (34.0)%
Goodwill.........................         2.1               2.0                3.2
State taxes--net.................        (7.4)             (4.6)               9.1
Joint Venture loss...............          --                --                3.0
Other............................        (2.4)              1.8               (1.3)
Change in valuation allowance....        43.4              36.0               20.5
                                        -----             -----              -----
Effective tax rate...............         1.7%              1.2%               0.5%
                                        =====             =====              =====

    The components of the deferred tax assets and liabilities at January 2, 2000 and January 3, 1999 respectively, are as follows (dollars in thousands):

                                                   JANUARY 2, 2000   JANUARY 3, 1999
                                                   ---------------   ---------------
Deferred Tax Assets/(Liabilities):

Advance payments.................................      $ 3,718           $ 2,742
Accrued compensation reserves....................        1,366             1,126
Other reserves...................................        1,209             1,343
Tax credits......................................        2,598               974
Net operating loss carryforwards.................       34,973            26,804
Depreciation.....................................         (269)             (300)
Other............................................           20                12
                                                       -------           -------
Total deferred tax asset.........................       43,615           $32,701
Valuation allowance..............................      (43,615)          (32,701)
                                                       -------           -------
                                                       $    --           $    --
                                                       =======           =======

    Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

    As of January 2, 2000, the Company had federal net operating loss ("NOL") and research and experimentation credit carryforwards of approximately
$90.9 million and $1.4 million, respectively, available to offset future federal income tax liabilities, which expire at various dates through 2019. The federal NOL includes approximately $2.3 million of stock option compensation expense which, when realized, will be credited to additional paid in capital. The utilization of a portion of the NOL and research and experimentation credit carryforwards is subject to Section 382 of the Internal Revenue Code. This section established an annual limitation, based on changes in the Company's ownership, on the amount of income, which may be offset by these tax attributes.

    Approximately $40.6 million of these NOL's were acquired in connection with its acquisition of TSI. Consequently, any realization of the benefit of these purchased NOL's will be recorded as a reduction of goodwill. In 1995, goodwill was reduced by approximately $1 million as a result of the utilization of purchased NOL's to offset taxable gain principally resulting from the sale of GDRU.

    The Company paid taxes of $320,000, $225,000 and $48,000 in fiscal 1999, 1998 and 1997, respectively.

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

    The following table presents certain segment financial information and the reconciliation of segment financial information to consolidated totals as of and for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 (dollars in thousands). Asset information by segment is not reported because the Company does not evaluate such information internally.

                                                         FISCAL YEARS ENDED
                                              -----------------------------------------
                                              JANUARY 2,    JANUARY 3,    DECEMBER 28,
                                                 2000          1999           1997
                                              -----------   -----------   -------------
Revenues:
  Primedica--external customers.............   $ 54,959      $ 50,816        $43,417
  Primedica--intersegment...................      1,332         1,389          1,424
  Transgenics...............................     13,825        11,596         19,521
                                               --------      --------        -------
                                                 70,116        63,801         64,362
  Elimination of intersegment revenues......     (1,332)       (1,389)        (1,424)
                                               --------      --------        -------
                                               $ 68,784      $ 62,412        $62,938
                                               ========      ========        =======

Income (loss) from operations:
  Primedica.................................   $  1,606      $  2,342        $ 1,599
  Transgenics...............................     (5,517)       (8,303)        (1,956)
  Unallocated amounts:
  Corporate expenses........................     (9,116)       (8,120)        (7,184)
  Equity in loss of joint ventures..........     (3,797)       (4,285)          (811)
                                               --------      --------        -------
                                               $(16,824)     $(18,366)       $(8,352)
                                               ========      ========        =======

Capital expenditures:
  Primedica.................................   $  3,219      $  1,722        $ 4,215
  Transgenics...............................      3,023         4,201          2,034
  Corporate(1)..............................      2,412         1,986          2,408
                                               --------      --------        -------
                                               $  8,654      $  7,909        $ 8,657
                                               ========      ========        =======

------------------------

(1) Includes all expenditures financed through capital leases for equipment used by both segments. These expenditures were $2,131, $1,614, and $1,760 for the Primedica segment and $111, $290 and $722 for the Transgenics segment for the years ended January 2, 2000, January 3, 1999 and December 28, 1997.

    Net revenues to external customers are based on the location of the customer.

    Geographic information for net revenues to external customers, by fiscal year, is presented in the table below:

                                    UNITED STATES     ASIA      EUROPE     CANADA     TOTAL
                                    -------------   --------   --------   --------   --------
1999..............................     60,733        1,681      4,242      2,128      68,784
1998..............................     53,508        3,276      5,628         --      62,412
1997..............................     49,120        9,178      4,640         --      62,938

    All of the Company's long-lived assets are located in the United States.

    Revenues from Genzyme accounted for 11% of total revenues for the period ending December 28, 1997. All of this revenue was attributable to the Transgenics segment. No other single entity accounted for more than 10% of total revenues for the periods presented in this table.

NOTE 9.  ARRANGEMENTS WITH GENZYME CORPORATION

    From the Company's inception, certain facilities and support services, including both research and administrative support, have been provided by Genzyme. For these services, the Company was charged $1,605,000, $3,568,000 and $8,073,000 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. These charges represent an allocation of the Company's proportionate share of Genzyme's overhead costs using formulae which management believes are reasonable based upon the Company's use of the facilities and services. All other costs for all periods presented, including payroll costs, are directly attributable to the Company and have been paid by Genzyme and charged to the Company.

    In April 1993, the Company entered into several agreements under which Genzyme has agreed to provide various services, facilities and funding to the Company as described below:

SERVICES AGREEMENT

    Under the Services Agreement, the Company receives certain basic support services in exchange for a fixed monthly payment ($37,080 for 9 months and $37,500 for 3 months during 1999) adjusted annually. These basic services include laboratory support, as well as assistance with certain administrative functions including purchasing, data processing, risk management, corporate communications and treasury activities. If the Company requests additional services from Genzyme, the Company has agreed to pay Genzyme fully allocated costs of those services. The Services Agreement is automatically renewed each year thereafter unless terminated by either party not less than 90 days prior to the end of any annual period. Under the Services Agreement, the Company made payments of $446,000, $497,000 and $509,000 for the fiscal years ended
January 2, 2000, January 3, 1999 and December 28, 1997, respectively, and is committed to make a minimum annual payment of $285,000 in 2000.

SUBLEASE AGREEMENT

    Under the Sublease Agreement, the Company has leased certain laboratory, research and office space from Genzyme through May 1998 in exchange for fixed monthly rent payments which approximate the estimated current rental value for such space. In addition, the Company reimburses Genzyme for its pro rata share of appropriate facilities' operating costs such as maintenance, cleaning, utilities and real estate taxes. The sublease is automatically renewed each year and renewals are subject to earlier termination of the sublease by either party after the initial five-year term. Under the Sublease Agreement, the Company made payments for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, of $137,000, $411,000 and $280,000, respectively, and is committed to make a monthly minimum rental payment of $14,611 in 2000.

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

RESEARCH AND DEVELOPMENT AGREEMENT

    The Research and Development Agreement defines the relationship among the parties whereby each entity may perform research for the other. This agreement was in effect through December 31, 1998 and the parties are in the process of negotiating an extension. Genzyme has agreed to use the Company to perform all research in the field of production of recombinant proteins in transgenic animals. The Company has a similar obligation to use Genzyme to purify proteins produced transgenically. Each party must request such services from the other company before seeking them from a third party although the Company may perform purification services on its own behalf. These obligations are qualified by the ability of each party to perform the requested services in accordance with the performance, scheduling, cost and other specifications reasonably established by the requesting party. Each company will receive payments from the other equal to the performing party's fully allocated cost of performing such services, which shall not be less than 80% of the annual budgets established by the parties under the agreement, plus, in most cases, a fee equal to 10% of such costs. The Company provided development services to Genzyme for which it recognized revenues of $0, $11,000 and $11,000 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. In addition, the Company received $738,000 of services revenue, unrelated to research and development, from Genzyme for the fiscal year ended January 2, 2000. The Company also receives research and development services from Genzyme, for which it incurred costs of $423,000, $1.9 million and $7.3 million in 1999, 1998 and 1997, respectively.

    In March 1996, the Company entered into the Convertible Debt Agreement (see
Note 4) with Genzyme under which Genzyme agreed to provide a revolving line of credit (the "Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the transgenic Antithrombin III ("AT-III") program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement, leaving the availability under the Genzyme Credit Line at $8.3 million which was subsequently reduced to $6.3 million in 1999 (see
Note 5). As of January 2, 2000, there were no amounts outstanding under the Genzyme Credit Line. This line was eliminated as of February 2000 as a result of the offering.

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

    In November 1999, the Company completed a $6.6 million private placement of Series B Preferred Stock to Genzyme. The proceeds from this placement were used to redeem $6.6 million of the Company's Series A Preferred Stock. In connection with the issuance of the Series B Preferred Stock, the Company issued warrants to purchase 85,324 shares of the Company's common stock at $6.30 per share to Genzyme.

NOTE 10.  OTHER AGREEMENTS

TUFTS UNIVERSITY SCHOOL OF VETERINARY MEDICINE ("TUFTS")

    Since 1988, pursuant to a cooperation agreement, the Company has funded an ongoing program to develop transgenic animals at Tufts. During the term of the agreement, which extends through September 2000, Tufts has agreed to work exclusively with the Company for commercial applications within the field of transgenic protein production in milk. The Company paid Tufts $313,000, $402,000 and $284,000 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts.

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

    The Company has contributed $4 million to the SMIG JV since inception. The Company maintained a 22% ownership since 1994 and accounted for the SMIG JV on the equity basis since then. For the fiscal years January 2, 2000, January 3, 1999 and December 28, 1997, the Company recognized revenue of $450,000, $0 and $4,413,000, respectively, under the SMIG JV agreement. As of January 3, 1999, the Company no longer has any obligation nor intention to provide financial support to the SMIG JV and since the investment balance has been written down to zero, it has discontinued recognizing its share of SMIG JV's losses.

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

    On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed. Under the terms of the agreement, Genzyme will fund 70% of the development costs, excluding facility costs, up to $33 million including costs incurred in 1997. The Company will fund the other 30% of these costs. Development costs in excess of these amounts will be funded equally by the partners. The Company and Genzyme will also make capital contributions to ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners will contribute manufacturing, marketing and other resources to ATIII LLC at cost. Under the agreement to establish the joint venture, Genzyme and the Company were the only members and owned 3.7% and 96.3% interest, respectively. In accordance with the executed purchase agreement, the Company sold and assigned a 46.3% ownership interest to Genzyme so that Genzyme and GTC each own 50% of the venture. The purchase price was $12,500,010, payable as follows: an initial payment of $10 upon execution of the purchase agreement, $2.5 million after the second consecutive quarter in which net sales of collaboration products for such quarter exceed $5 million, and $10 million on the first full approval, if and when approved by the Food and Drug Administration ("FDA") of a major market country or by the European Union's European Medicines Evaluation Agency ("EMEA") of (i) a BLA filed by ATIII LLC for the use of transgenic AT-III for the treatment of sepsis or (ii) an amendment to the BLA previously filed by ATIII LLC and approved by the FDA of a major market country or by the EMEA to add sepsis as an indication for transgenic AT-III. The Company will record the contingent payments if and when received. Profits and losses are shared according to ownership percentages. These agreements cover all territories other than Asia. The Company accounts for its 50% ownership of the ATIII LLC under the equity method. For the fiscal years ended January 2, 2000 and January 3, 1999, the Company recognized research and development revenue and related expenses of $4,491,000 and $3,318,000, respectively, under ATIII LLC.

    Summarized financial information for ATIII LLC is as follows:

                                          AT DECEMBER 31, 1999   AT DECEMBER 31, 1998
                                          --------------------   --------------------
Balance sheet data:
  Current assets........................         $2,646                 $3,525
  Noncurrent assets.....................            220                    200
  Current liabilities...................          2,554                  3,078
  Venturers' capital....................            312                    647

                                               FISCAL YEAR ENDED   FISCAL YEAR ENDED
                                                 DECEMBER 31,        DECEMBER 31,
                                                     1999                1998
                                               -----------------   -----------------
Statement of operations data:
  Research and development expenses..........       $12,106             $11,984
  General and administrative expense.........           141                  35
                                                    -------             -------
    Net loss.................................       $12,247              12,019
                                                    =======             =======

NOTE 12.  EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE (PRO FORMA BALANCE SHEET)

    In February 2000, the Company completed a public offering of 3.5 million shares of common stock at $20 per share. The Company granted the underwriters an option to purchase an additional 525,000 shares of its common stock to cover over-allotments which was exercised. In total, the Company issued 4,025,000 shares, including underwriter's overallotment, with net proceeds to the Company of $75.1 million. Subsequent to the completion of the secondary public offering, the Company paid down its revolving credit lines in the amount of $15.8 million. Following this pay down, $15.8 million was available under these credit lines. Accordingly, the Pro Forma Balance Sheet reflects net proceeds of $75.1 million from the issuance of 4,025,000 shares of common stock as well as the full pay down of the line of credit in the amount of $15.8 million.

    In conjunction with the offering, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Preferred Stock. Prior to the effectiveness of this redemption, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of common stock. The Company paid a cash dividend of $157,000 in conjunction with the conversion. After conversion of the Series B Preferred Stock and completion of the public offering, Genzyme owns approximately 31% of the Company's common stock and 37% on a fully diluted basis. As a result of the offering, the $6.3 million Genzyme Credit Line was eliminated.

    In March 2000, the Company issued a warrant call notice for the 450,000 warrants issued in connection with the Series A Preferred Stock. Each warrant has an exercise price of $15.16 per share. All of the warrants were exercised with proceeds to the Company of $6.8 million.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Steering Committee and the
  Venturers of AT III LLC:

    In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in Venturers' capital present fairly, in all material respects, the financial position of the ATIII LLC (the "Company") (A Development Stage Enterprise) at December 31, 1999 and
December 31, 1998, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 31, 1999 and for the cumulative period from inception (January 1, 1998) to December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 22, 2000

                                   ATIII LLC

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash......................................................  $    495,016   $  1,135,038
  Contributions receivable--Genzyme Transgenics
    Corporation.............................................     2,150,919      2,389,631
                                                              ------------   ------------
    Total current assets....................................     2,645,935      3,524,669
Net fixed assets............................................       220,258        200,484
                                                              ------------   ------------
                                                              $  2,866,193   $  3,725,153
                                                              ============   ============

                           LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
  Accounts payable--Genzyme Corporation.....................  $  2,110,218   $  2,109,969
  Accounts payable--Genzyme Transgenics Corporation.........       413,955        968,344
  Accrued expenses..........................................        30,000             --
                                                              ------------   ------------
Total liabilities...........................................     2,554,173      3,078,313
Venturers' capital:
  Genzyme Corporation.......................................    16,496,202      8,337,512
  Genzyme Transgenics Corporation...........................     8,081,261      4,328,147
  Deficit accumulated during the development stage..........   (24,265,443)   (12,018,819)
                                                              ------------   ------------
Total venturers' capital....................................       312,020        646,840
                                                              ------------   ------------
                                                              $  2,866,193   $  3,725,153
                                                              ============   ============

   The accompanying notes are an integral part of these financial statements.

                                   ATIII LLC

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS

                                                                                        FOR THE
                                                                                      CUMULATIVE
                                                                                        PERIOD
                                                         FOR THE YEARS ENDED        FROM INCEPTION
                                                     ---------------------------   (JANUARY 1, 1998)
                                                     DECEMBER 31,   DECEMBER 31,    TO DECEMBER 31,
                                                         1999           1998             1999
                                                     ------------   ------------   -----------------
Operating costs and expenses:
  General and administrative.......................  $    140,592   $     34,721     $    175,313
  Research and development--Genzyme Corporation....     7,615,478      8,666,328       16,281,806
  Research and development--Genzyme Transgenics
    Corporation....................................     4,490,554      3,317,770        7,808,324
                                                     ------------   ------------     ------------

Total operating costs and expenses.................    12,246,624     12,018,819       24,265,443
                                                     ------------   ------------     ------------

Net loss...........................................  $(12,246,624)  $(12,018,819)    $(24,265,443)
                                                     ============   ============     ============

   The accompanying notes are an integral part of these financial statements.

                                   ATIII LLC

                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS

                                                                                        FOR THE
                                                                                      CUMULATIVE
                                                                                        PERIOD
                                                         FOR THE YEARS ENDED        FROM INCEPTION
                                                     ---------------------------   (JANUARY 1, 1998)
                                                     DECEMBER 31,   DECEMBER 31,    TO DECEMBER 31,
                                                         1999           1998             1999
                                                     ------------   ------------   -----------------
Operating activities:
Net loss...........................................  $(12,246,624)  $(12,018,819)    $(24,265,443)
Reconciliation of net loss to net cash used in
  operating activities:
  Depreciation.....................................        35,022         12,485           47,507
  Accounts receivable..............................       238,712             --          238,712
  Accounts payable.................................      (554,140)     3,078,313        2,524,173
  Accrued expenses.................................        30,000                          30,000
  Loss on disposal of fixed assets.................         4,742             --            4,742
                                                     ------------   ------------     ------------
Net cash used in operating activities..............   (12,492,288)    (8,928,021)     (21,420,309)
Investing activities:
  Purchase of property, plant and equipment........       (59,538)      (212,969)        (272,507)
                                                     ------------   ------------     ------------
Net cash used in investing activities..............       (59,538)      (212,969)        (272,507)
Financing activities:
  Capital contributions by Genzyme Corporation.....     8,158,690      8,337,512       16,496,202
  Capital contributions by Genzyme Transgenics
    Corporation....................................     3,753,114      1,938,516        5,691,630
                                                     ------------   ------------     ------------
Net cash provided by financing activities..........    11,911,804     10,276,028       22,187,832
                                                     ------------   ------------     ------------
Net increase (decrease) in cash and cash
  equivalents......................................      (640,022)     1,135,038          495,016
Cash and cash equivalents at beginning of period...     1,135,038             --               --
                                                     ------------   ------------     ------------
Cash and cash equivalents at end of period.........  $    495,016   $  1,135,038     $    495,016
                                                     ============   ============     ============

   The accompanying notes are an integral part of these financial statements.

                                   ATIII LLC

                        (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENTS OF CHANGES IN VENTURERS' CAPITAL

                                                                        GENZYME        TOTAL
                                                          GENZYME     TRANSGENICS    VENTURERS'
                                                        CORPORATION   CORPORATION     CAPITAL
                                                        -----------   -----------   ------------
Capital contribution..................................  $ 7,835,468   $ 1,938,516   $  9,773,984

Contributions receivable..............................           --     2,389,631      2,389,631

Advance contributions.................................      502,044            --        502,044

Net loss..............................................   (7,690,672)   (4,328,147)   (12,018,819)
                                                        -----------   -----------   ------------

Balance at December 31, 1998..........................      646,840            --        646,840
                                                        -----------   -----------   ------------

Capital contribution..................................    8,158,690     1,602,195      9,760,885

Contributions receivable..............................           --     2,150,919      2,150,919

Advance contributions.................................           --            --             --

Net loss..............................................   (8,493,510)   (3,753,114)   (12,246,624)
                                                        -----------   -----------   ------------

Balance at December 31, 1999..........................  $   312,020   $        --   $    312,020
                                                        ===========   ===========   ============

   The accompanying notes are an integral part of these financial statements.

                                   ATIII LLC

                        (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO FINANCIAL STATEMENTS

A.  ORGANIZATION AND NATURE OF BUSINESS:

    ATIII LLC ("the Company") is a limited liability company organized under the laws of Delaware. The Company was established as a Joint Venture among Genzyme Corporation ("Genzyme") and Genzyme Transgenics Corporation ("GTC") under the terms of a collaboration agreement dated January 1, 1998 which stated original ownership of the Company at 96.3% and 3.7% by GTC and Genzyme (collectively the "Members"), respectively. Immediately thereafter, a purchase agreement was executed so that GTC sold to Genzyme a 46.3% ownership of the Company for an aggregate amount of $12,500,010 payable as follows: $10 upon execution of the purchase agreement, $2,500,000 after the second consecutive quarter in which net sales of collaboration products for such quarter exceed $5,000,000 and $10,000,000 upon product approval as defined in the agreement.

    The Company was organized as the vehicle for a joint venture between GTC and Genzyme to develop and commercialize products comprising of ATIII together with processes developed and/or licensed through GTC and Genzyme throughout the territories defined within the collaboration agreement (the "Collaboration Products"). Immediately following the execution of the collaboration and purchase agreements, a restated operating agreement was executed between Genzyme, GTC and ATIII LLC. The operating agreement establishes the allocation of profit and losses in accordance with the ownership percentages. In no event shall the net losses of the Company be allocated to a member if such allocation would cause or increase a negative balance in such member's adjusted capital account. In the event that net losses were reallocated to other members to avoid a negative balance, subsequent profits would first be allocated to the members to restore the capital accounts of the members to reflect the ownership percentage.

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

    Since its inception, the Company has devoted substantially all of its efforts to establishing its business and developing its initial products. Accordingly through the date of the financial statements, the Company is considered to be a development stage company. The Company has incurred losses since inception and expects to incur net operating losses and negative cash flows from operations in the near term.

    Under the terms of the collaboration agreement, Genzyme and GTC are required to make capital contributions to the Company. Genzyme and GTC shall make contributions sufficient to pay (a) 70% and 30%, respectively, of all program costs, including costs incurred in 1997, other than new facility costs until such time as the aggregate capital contributions by Genzyme equals $33,000,000, and (b) 50% each of all program costs other than new facility costs thereafter. The Members will also make capital contributions to the Company sufficient to pay 50% of all new facility costs. In the event that either GTC or Genzyme fails to make a capital contribution pursuant to these requirements and the other Member does not elect to terminate the agreement, then the percentage interests in the Company and the future funding responsibilities of the Members shall be adjusted. At December 31, 1999 and December 31, 1998, each Member owned 50% of the Company.

                                   ATIII LLC

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

    FIXED ASSETS

    Fixed assets consisting of equipment are stated at cost and depreciated using the straight-line method over an estimated useful life of seven years.

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

                                   ATIII LLC

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

C.  RESEARCH AND DEVELOPMENT COSTS:

    The research and development efforts are currently being conducted by the two members, GTC and Genzyme. The costs incurred by the two related parties, which are subject to an annual budget as approved by the Company's Steering Committee, are then charged to the Company.

D.  FIXED ASSETS:

    At December 31, 1999 and December 31, 1998, gross fixed assets of $267,766 and $212,969, respectively, had an associated depreciation of $47,508 and $12,485, respectively.

E.  LICENSED TECHNOLOGY:

    During the terms of the collaboration agreement GTC and Genzyme have granted to the Company exclusive, irrevocable royalty-free rights and sublicenses, with the right to grant further sublicenses, under the GTC/Genzyme licensed ATIII patent rights, technology, know-how, and any associated technology and manufacturing know-how owned or controlled by the Members to develop, make, have made, use, offer for sale, sell, have sold, import and export collaboration products in the field and territory.

F.  TRANSACTIONS AND AFFILIATES:

    The Company's operating expenses are for payments to the Members and their affiliates for project expenses incurred, either as internal operating costs or as third-party obligations on behalf of the Company. At December 31, 1999 and December 31, 1998, the Company owed $2,554,173 and $3,078,313, respectively, to the Members for project expenses and equipment purchased by Members on behalf of the Company.

    The Company has an agreement effective for 1999 with Genzyme Corporation, acting through its Molecular Oncology Division ("GMO") and ATIII LLC, to develop and commercialize the angiogenesis inhibitor protein aaATIII as a potential treatment for cancer. GMO and the Company will equally share in the development costs of aaATIII and equally share in any profits from a successful oncology product created through the collaboration. The Company will have the rights to develop aaATIII for potential non-oncologic indications. The Company incurred costs of $507,637 through December 31, 1999.

G.  VENTURERS' CAPITAL:

    Venturers' capital is comprised of monthly capital contributions made by the Members to fund budgeted costs and expenses of the Company in accordance with the Collaboration Agreement, net of losses allocated to the Members. As of December 31, 1999 and December 31, 1998, there was an unpaid capital contribution of $2,150,919 and $2,389,631, respectively, owed to the Company from one Member, which has been included in venturers' capital in the accompanying financial statements. The amounts were subsequently paid in January 2000 and March 1999, respectively. Additionally, there was a contribution of $502,044 received from the other member in advance of 1999 spending and none in 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Framingham, Massachusetts on the 3rd day of April 2000.

                                                       GENZYME TRANSGENICS CORPORATION

                                                       By:         /s/ SANDRA NUSINOFF LEHRMAN
                                                            -----------------------------------------
                                                                     Sandra Nusinoff Lehrman
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ JAMES A. GERAGHTY
     -------------------------------------------       Chairman of the Board             April 3, 2000
                  James A. Geraghty

             /s/ SANDRA NUSINOFF LEHRMAN
     -------------------------------------------       President, Chief Executive        April 3, 2000
               Sandra Nusinoff Lehrman                   Officer and Director

                  /s/ JOHN B. GREEN                    Chief Financial and Accounting
     -------------------------------------------         Officer (Principal Financial    April 3, 2000
                    John B. Green                        and Accounting Officer)

               /s/ ROBERT W. BALDRIDGE
     -------------------------------------------       Vice Chairman of the board        April 3, 2000
                 Robert W. Baldridge

                /s/ HENRI A. TERNEER
     -------------------------------------------       Director                          April 3, 2000
                  Henri A. Terneer

                  /s/ ALAN E. SMITH
     -------------------------------------------       Director                          April 3, 2000
                    Alan E. Smith

                 /s/ HENRY E. BLAIR
     -------------------------------------------       Director                          April 3, 2000
                   Henry E. Blair

                  /s/ ALAN W. TUCK
     -------------------------------------------       Director                          April 3, 2000
                    Alan W. Tuck

               /s/ FRANCIS J. BULLOCK
     -------------------------------------------       Director                          April 3, 2000
                 Francis J. Bullock

                                 EXHIBIT INDEX
                TO FORM 10-K FOR THE YEAR ENDED JANUARY 2, 2000

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

        3.1.5           Certificate of Vote of Directors Establishing a Series of a
                          Class of Stock (Series B Convertible Preferred Stock).
                          Filed with the Secretary of the Commonwealth of
                          Massachusetts on November 12, 1999. Filed as
                          Exhibit 4.1.4 to the Company's Registration Statement on
                          Form S-3 (File No. 333-94187) and incorporated herein by
                          reference.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
        3.2             By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended July 4,
                          1999 (File No. 000-21794) (the "GTC July 1999 10-Q") and
                          incorporated herein by reference.

        4.1             Specimen Common Stock Certificate. Filed as Exhibit 4.1 to
                          the GTC S-1 and incorporated herein by reference.

        4.2             Specimen Series A Convertible Preferred Stock Certificate.
                          Filed as Exhibit 4.4 to the GTC 1997 10-K and incorporated herein by reference.

        4.3             Specimen Series B Convertible Preferred Stock Certificate.
                          Filed as Exhibit 4.4 to the Company's Registration
                          Statement on Form S-3 (File No. 333-94187) and incorporated herein by reference.

        4.4.1           TSI Specimen Warrant Certificate. Filed as Exhibit 4.8 to
                          TSI's Registration Statement on Form S-3 (File
                          No. 33-48107) and incorporated herein by reference.

        4.4.2           TSI Common Stock Purchase Warrant No. G-1, dated
                          September 27, 1994, issued to Financing for Science
                          International, Inc. ("FSI"). Filed as Exhibit 4.4 to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the
                          "GTC 1994 10-K) and incorporated herein by reference.

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

        4.9             Common Stock Purchase Warrant, dated as of December 28,
                          1998, issued to Genzyme. Filed as Exhibit 4.11 to the original filing of the Company's Annual Report on Form 10-K for the year ended January 3, 1999 (the "GTC
                          1999 10-K") and incorporated herein by reference.

        4.10            Registration Rights Agreement between the Company and
                          certain Stockholders named therein. Filed as
                          Exhibit 10.53 to the GTC 1997 10-K and incorporated herein by reference.

        4.11            Warrant to Purchase Common Stock, dated November 22, 1999, issued to Genzyme. Filed as Exhibit 8 to Genzyme's
                          Amendment No. 6 to Schedule 13D (File No. 055-48837) filed with the Commission on November 24, 1999 and incorporated
                          herein by reference.

        4.12            Warrant to Purchase Common Stock, dated November 22, 1999, issued to Genzyme. Filed as Exhibit 9 to Genzyme's
                          Amendment No. 6 to Schedule 13D (File No. 055-48837) filed with the Commission on November 24, 1999 and incorporated
                          herein by reference.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.7.3           Second Amended to Mortgage and Security Agreement, dated as of December 28, 1998, between the GTC and Genzyme. Filed
                          herewith.

       10.8*            GTC 1993 Equity Incentive Plan, as amended through May 25,
                          1999. Filed as Exhibit 10.2 to GTC's July 1999 10-Q and
                          incorporated herein by reference.

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

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.21.3          Guaranty by TSI of the obligations of Mason under the TSI
                          Mason Lease. Filed as Exhibit 10.41 to the TSI 1993 10-K and incorporated herein by reference.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
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

       10.27            Lease dated March 26, 1999 between Genzyme Transgenics
                          Corporation and NDNE 9/90 Corporate Center LLC. Filed as
                          Exhibit 10.1 to GTC's July 1999 10-Q and incorporated herein by reference.

       10.28.1          Second Amended and Restated Convertible Debt Agreement,
                          dated as of December 28, 1998, between the GTC and
                          Genzyme. Filed as Exhibit 10.37 to Genzyme's Annual Report
                          on Form 10-K for the year ended December 31, 1998 (File
                          No. 0-14680) and incorporated herein by reference.

       10.28.2          Amended and Restated Convertible Revolving Credit Note in
                          the amount of $6,300,000, dated as of December 28, 1998,
                          executed by GTC to Genzyme. Filed as Exhibit 10.29.2 to
                          the original filing of the GTC 1999 10-K and incorporated
                          herein by reference.

       10.28.3          Amended and Restated Reimbursement Agreement, dated as of
                          December 28, 1998, 1995, among GTC, certain of its
                          subsidiaries and Genzyme. Filed as Exhibit 10.57.4 to the
                          original filing of the GTC 1999 10-K and incorporated
                          herein by reference.

       10.28.4          Amended and Restated Security Agreement, dated as of
                          December 28, 1998, among GTC, certain of its subsidiaries
                          and Genzyme. Filed herewith.

       10.28.5          Hazardous Materials Indemnity Agreement, December 28, 1998,
                          between the GTC and Genzyme. Filed herewith.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.29            Master Equipment Lease Agreement, dated as of September 27,
                          1994, between TSI and FSI. Filed as Exhibit 10.33 to the
                          original filing of the GTC 1994 10-K and incorporated
                          herein by reference.

       10.30.1          Reserve Pledge and Security Agreement, dated as of
                          September 27, 1994, between TSI and FSI. Filed as
                          Exhibit 10.34 to the original filing of the GTC 1994 10-K
                          and incorporated herein by reference.

       10.30.2          Modification to Reserve Pledge and Security Agreement, dated as of June 30, 1995, between TSI and FSI. Filed as
                          Exhibit 10.35.2 to the GTC 1997 10-K and incorporated
                          herein by reference.

       10.31            Security Agreement, dated as of September 27, 1994, between
                          TSI and FSI. Filed as Exhibit 10.35 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

       10.32.1          Intercreditor Agreement, dated as of July 3, 1995, among
                          GTC, TSI, certain other subsidiaries of GTC, Finova and FSI. Filed as Exhibit 10.7 to the GTC July 1995 10-Q and incorporated herein by reference.

       10.32.2          First Amendment to Intercreditor Agreement, dated as of
                          December 28, 1998, among GTC, Genzyme, certain other subsidiaries of GTC, and Finova. Filed herewith.

       10.33            Guaranty of Lease, dated as of December 26, 1996, by GTC in favor of FSI. Filed as Exhibit 10.38 to the GTC 1997 10-K
                          and incorporated herein by reference.

       10.34            Conversion and Registration Rights Agreement, dated as of
                          June 29, 1994, between GTC and TSI. Filed as
                          Exhibit 10.47 to the GTC S-4 and incorporated herein by reference.

       10.35            Common Stock Purchase Agreement, dated as of June 8, 1995, between GTC and Genzyme. Filed as Exhibit 10.1 to the GTC July 1995 10-Q and incorporated herein by reference.

       10.36*           Amended and Restated Employment Agreement, dated as of
                          August 28, 1997, between the Company and John B. Green.
                          Filed as Exhibit 10.2 to the GTC September 1997 10-Q and
                          incorporated herein by reference.

       10.37*           Amended and Restated Employment Agreement, dated as of
                          September 16, 1997, between the Company and Peter Glick.
                          Filed as Exhibit 10.3 to the GTC September 1997 10-Q and
                          incorporated herein by reference.

       10.38*           Employment Agreement, dated as of March 27, 1996, between
                          GTC and Harry Meade. Filed as Exhibit 10.44 to the
                          Company's Quarterly Report on Form 10-Q for the period
                          ended March 31, 1996 and incorporated herein by reference.

       10.39*           Form of Employment and Consulting Agreement among GTC, TSI and Robert W. Baldridge. Filed as Exhibit 10.56 to the
                          GTC S-4 and incorporated herein by reference.

       10.40.1          Agreement, dated as of September 21, 1994, between GTC and
                          Gene Pharming Europe B.V. ("Pharming B.V."). Filed as
                          Exhibit 10.49 to the Company's Registration Statement on
                          Form S-1 (File No. 333-05843) and incorporated herein by reference.**

       10.40.2          Amendment Agreement, dated as of April 23, 1997, between
                          GTC and Pharming B.V. Filed as Exhibit 10.1 to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 (File No. 0-21794) (the
                          "GTC March 1997 10-Q") and incorporated herein by reference.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.41            Development and Commercialization Agreement, dated as of
                          September 25, 1997, between the Company and Advanced Cell
                          Technology, Inc. Filed as Exhibit 10.5 to the GTC
                          September 1997 10-Q and incorporated herein by
                          reference.**

       10.42            Development and Commercialization Agreement, dated as of
                          September 25, 1997, between the Company and B. Braun
                          Melsungen AG. Filed as Exhibit 10.6 to the GTC
                          September 1997 10-Q and incorporated herein by reference.**

       10.43.1          Loan Agreement, dated as of May 22, 1997, between Redfield and Simmons First National Bank ("SFNB"). Filed as
                          Exhibit 10.49.1 to the GTC 1997 10-K and in order to
                          correct a typographical error regarding the date of the
                          agreement as contained in the version previously filed as
                          Exhibit 10.9.1 to the GTC June 1997 10-Q.

       10.43.2          Promissory Note in the amount of $700,000.00, dated as of
                          May 22, 1997, executed by Redfield and issued to SFNB.
                          Filed as Exhibit 10.49.2 to the GTC 1997 10-K in order to
                          correct a typographical error regarding the date of the
                          agreement as contained in the version previously filed as
                          Exhibit 10.9.2 to the GTC June 1997 10-Q.

       10.43.3          Promissory Note in the amount of $350,000.00, dated as of
                          May 22, 1997, executed by Redfield and issued to SFNB.
                          Filed as Exhibit 10.49.3 to the GTC 1997 10-K in order to
                          correct a typographical error regarding the date of the
                          agreement as contained in the version previously filed as
                          Exhibit 10.9.3 to the GTC June 1997 10-Q.

       10.43.4          Mortgage, dated as of May 22, 1997, entered into by and
                          between Redfield and SFNB. Filed as Exhibit 10.49.4 to the
                          GTC 1997 10-K in order to correct a typographical error
                          regarding the date of the agreement as contained in the
                          version previously filed as Exhibit 10.9.4 to the GTC
                          June 1997 10-Q.

       10.43.5          Security Agreement, dated as of May 22, 1997, entered into by and between Redfield and SFNB. Filed as
                          Exhibit 10.49.5 to the GTC 1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as
                          Exhibit 10.9.5 to the GTC June 1997 10-Q.

       10.43.6          Unconditional Guaranty, dated as of May 22, 1997, executed by TSI Corporation, Inc. in connection with the Loan
                          Agreement, dated as of May 22, 1997, between Redfield and
                          SFNB. Filed as Exhibit 10.49.6 to the GTC 1997 10-K in
                          order to correct a typographical error regarding the date
                          of the agreement as contained in the version previously
                          filed as Exhibit 10.9.6 to the GTC June 1997 10-Q.

       10.43.7          Unconditional Guaranty, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement,
                          dated as of May 22, 1997, between Redfield and SFNB. Filed as Exhibit 10.49.7 to the GTC 1997 10-K in order to
                          correct a typographical error regarding the date of the
                          agreement as contained in the version previously filed as
                          Exhibit to 10.9.7 the GTC June 1997 10-Q.

       10.44.1          Loan Agreement, dated as of May 22, 1997, between TSI
                          Redfield Laboratories, Inc. ("Redfield") and Jefferson
                          County, Arkansas ("Jefferson County"). Filed as
                          Exhibit 10.2.1 to the GTC June 1997 10-Q and incorporated
                          herein by reference.

       10.44.2          Promissory Note in the amount of $350,000.00, dated as of
                          May 22, 1997, executed by Redfield and issued to Jefferson
                          County. Filed as Exhibit 10.2.2 to the GTC June 1997 10-Q
                          and incorporated herein by reference.

       10.44.3          Mortgage, dated as of May 22, 1997, entered into by and
                          between Redfield and Jefferson County, Arkansas. Filed as
                          Exhibit 10.2.3 to the GTC June 1997 10-Q and incorporated
                          herein by reference.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.44.4          Guaranty Agreement, dated as of May 22, 1997, executed by
                          the Company in connection with the Loan Agreement, dated
                          as of May 22, 1997, between Redfield and Jefferson County.
                          Filed as Exhibit 10.2.4 to the GTC June 1997 10-Q and
                          incorporated herein by reference.

       10.45.1          Loan Agreement, dated as of June 26, 1997, between
                          GTC Mason Laboratories ("Mason") and MassDevelopment.
                          Filed as Exhibit 10.8.1 to the GTC June 1997 10-Q and incorporated herein by reference.

       10.45.2          Promissory Note in the amount of $5,000,000.00, dated as of
                          June 26, 1997, executed by Mason and issued to
                          MassDevelopment. Filed as Exhibit 10.8.2 to the GTC
                          June 1997 10-Q and incorporated herein by reference.

       10.45.3          Mortgage and Security Agreement, dated as of June 26, 1997, entered into by and between Mason and MassDevelopment.
                          Filed as Exhibit 10.8.3 to the GTC June 1997 10-Q and
                          incorporated herein by reference.

       10.45.4          Guaranty, dated as of June 26, 1997, executed by the Company in connection with the Loan Agreement, dated as of
                          June 26, 1997, between Mason and MassDevelopment. Filed
                          10.8.4 as Exhibit to the GTC June 1997 10-Q and
                          incorporated herein by reference.

       10.45.5          Hazardous Materials Indemnification Agreement, dated as of
                          June 26, 1997, entered into by and between Mason and MassDevelopment. Filed as Exhibit 10.8.5 to the GTC
                          June 1997 10-Q and incorporated herein by reference.

       10.46.1          Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998. Filed as Exhibit 10.52.1 to the GTC
                          1997 10-K and incorporated herein by reference.**

       10.46.2          Purchase Agreement between GTC and Genzyme dated as of
                          January 1, 1998, transferring an interest in ATIII LLC from Genzyme to GTC. Filed as Exhibit 10.52.2 to the GTC
                          1997 10-K and incorporated herein by reference.**

       10.46.3          Collaboration Agreement among Genzyme, GTC and ATIII LLC,
                          dated as of January 1, 1998. Filed as Exhibit 10.52.3 to
                          the GTC 1997 10-K and incorporated herein by reference.**

       10.47*           Employment Agreement dated as of July 1, 1998 between the
                          Company and Dr. Sandra Nusinoff Lehrman. Filed as
                          Exhibit 10.1 to the GTC June 1998 10-Q and incorporated
                          herein by reference.

       10.48*           Amendment No. 1 to Employment Agreement between the Company and Dr. Sandra Nusinoff Lehrman. Filed as Exhibit 10.2 to
                          the Company's Quarterly Report on Form 10-Q for the period ended September 27, 1998 (File No. 0-21794) (the "GTC
                          September 1998 10-Q) and incorporated herein by reference.

       10.49*           Amendment No. 1 to Employment Agreement between the Company and John B. Green. Filed as Exhibit 10.3 to the GTC
                          September 1998 10-Q and incorporated herein by reference.

       10.50*           Consulting Agreement between the Company and James A.
                          Geraghty. Filed as Exhibit 10.4 to the GTC
                          September 1998 10-Q and incorporated herein by reference.

       10.51.1          Credit Agreement between GTC and Fleet National Bank, dated as of December 28, 1998. Filed as Exhibit 10.57.1 to the
                          original filing of the GTC 1999 10-K and incorporated
                          herein by reference.

       10.51.2          Revolving Credit Note in the amount of $17,500,000, dated as of December 28, 1998, executed by GTC and issued to Fleet
                          National Bank. Filed as Exhibit 10.57.2 to the original
                          filing of the GTC 1999 10-K and incorporated herein by
                          reference.

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
       10.51.3          Term Note in the amount of $7,100,000, dated as of
                          December 28, 1998, executed by GTC and issued to Fleet
                          National Bank. Filed as Exhibit 10.57.3 to the original
                          filing of the GTC 1999 10-K and incorporated herein by
                          reference.

       10.51.4          First Amendment to Credit Agreement dated as of
                          November 12, 1999 between Fleet National Bank and GTC.
                          Filed herewith.

       10.52            Extension and Modification of Promissory Note, Mortgage,
                          Security Agreement and Loan Agreement dated March 31,
                          1999, by and between Primedica Redfield, Inc. and Simmons
                          First National Bank. Filed as Exhibit 10 to the Company's
                          Quarterly Report on Form 10-Q for the period ended
                          April 4, 1999 (File No. 000-21794) and incorporated herein by reference.

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