Form 10-Q
period 2000-04-02
GENZYME TRANSGENICS CORP
filed 2000-05-03
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----         THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to _________________


                         Commission file number 0-21794
                                                -------

                        GENZYME TRANSGENICS CORPORATION
                        -------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                        04-3186494
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


175 Crossing Boulevard, Framingham, Massachusetts                01702
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

         Yes    X  .                   No      .
              -----                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                              OUTSTANDING AT APRIL 24, 2000
           -----                              ------------------------------
Common Stock, $0.01 par value                            28,615,965

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS


                                                                                          PAGE #
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of April 2, 2000
         and January 2, 2000 .............................................................  3

         Condensed Consolidated Statements of Operations for the Three Months
         Ended April 2, 2000 and April 4, 1999 ...........................................  4

         Condensed Consolidated Statements of Cash Flows for
         the Three Months Ended April 2, 2000 and April 4, 1999...........................  5

         Notes to Unaudited Condensed Consolidated Financial Statements...................  6

         ITEM 2
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................................  9

         ITEM 3
         Quantitative and Qualitative Disclosures
         About Market Risk ............................................................... 11

PART II. OTHER INFORMATION

         ITEM 2
         Changes in Securities ........................................................... 12

         ITEM 6
         Exhibits and Reports on Form 8-K ................................................ 12

SIGNATURES ............................................................................... 13

EXHIBIT INDEX ............................................................................ 14

                         GENZYME TRANSGENICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                   APRIL 2,         JANUARY 2,
                                                                                     2000             2000
                                                                                  ----------        ----------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 70,449          $  7,782
   Accounts receivable, net of allowance of $888 for both periods                    10,061            11,335
   Unbilled contract revenue, net of allowance of $75 for both periods               10,469             8,516
   Other current assets                                                               2,368             1,971
                                                                                   --------          --------
         Total current assets                                                        93,347            29,604
Net property, plant and equipment                                                    34,937            34,302
Costs in excess of net assets acquired, net                                          16,974            17,260
Other assets                                                                          2,927             3,146
                                                                                   --------          --------
                                                                                   $148,185          $ 84,312
                                                                                   ========          ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $  2,712          $  2,977
   Accounts payable - Genzyme Corporation                                               538               559
    Payable to ATIII LLC                                                                856             2,151
   Revolving line of credit                                                              --            15,750
   Accrued expenses                                                                   8,674             9,667
    Deferred contract revenue                                                         9,668             9,218
   Current portion of long-term debt and capital leases                               3,102             3,149
                                                                                   --------          --------
         Total current liabilities                                                   25,550            43,471
   Long-term debt and capital leases, net of current portion                         13,285            13,897
   Deferred lease obligation                                                            778               779
                                                                                   --------          --------
         Total liabilities                                                           39,613            58,147
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized of which 20,000 shares have been designated Series A convertible and 12,500 shares have been designated as Series B convertible
       Series B convertible preferred stock; $.01 par value; no shares and 6,602 shares were issued and outstanding at April 2, 2000
       and January 2, 2000, respectively                                                 --                --
    Common stock, $.01 par value; 40,000,000 shares authorized; 28,613,365 and
       22,601,296 shares issued and outstanding
       at April 2, 2000 and January 2, 2000, respectively                               286               226
    Dividend on preferred stock                                                      (2,727)           (2,653)
    Capital in excess of par value - preferred stock                                     --             6,647
    Capital in excess of par value - common stock                                   180,473            87,895
    Unearned compensation                                                              (254)             (284)
    Accumulated deficit                                                             (69,206)          (65,625)
      Accumulated other comprehensive loss                                                                (41)
                                                                                         --
                                                                                   --------          --------
               Total stockholders' equity                                           108,572            26,165
                                                                                   --------          --------
                                                                                   $148,185          $ 84,312
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

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                            APRIL 2,          APRIL 4,
                                                                             2000               1999
                                                                           ---------          --------
Revenues
   Services                                                                 $15,367           $13,076
   Sponsored research and development                                         3,570             1,693
                                                                            -------           -------
                                                                             18,937            14,769
Costs and operating expenses:
   Services                                                                  13,307            11,483
   Research and development:
       Sponsored                                                              2,982             2,577
       Internal                                                                 890             1,286
   Selling, general and administrative                                        4,498             4,552
   Equity in loss of joint venture                                              856               866
                                                                            -------           -------
                                                                             22,533            20,764
                                                                            -------           -------

Loss from operations                                                         (3,596)           (5,995)
Other income (expense):
   Interest income                                                              553                 7
   Interest expense                                                            (482)             (510)
                                                                            -------           -------

Loss from operations before income taxes                                     (3,525)           (6,498)

Provision for income taxes                                                       56                51
                                                                            -------           -------

Net loss                                                                    $(3,581)          $(6,549)
                                                                            =======           =======

Dividend to preferred shareholders                                               74                --

Net loss available to common shareholders                                   $(3,655)          $(6,549)
                                                                            =======           =======

Net loss per common share (basic and diluted)                               $ (0.14)          $ (0.35)
                                                                            =======           =======

Weighted average number of common shares
   outstanding (basic and diluted)                                          $26,008           $18,650
                                                                            =======           =======

Comprehensive loss:
    Net loss                                                                 (3,581)           (6,549)
    Other comprehensive income/(loss):
       Unrealized holding gain (losses) on available for sale securities         41                (9)
                                                                            -------           -------
    Total other comprehensive income/(loss)                                      41                (9)
                                                                            -------           -------
Comprehensive loss                                                          $(3,540)          $(6,558)
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

                         GENZYME TRANSGENICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                                   THREE MONTHS ENDED
                                                                                                   ------------------
                                                                                           APRIL 2,                APRIL 4,
                                                                                             2000                   1999
                                                                                           --------               ---------
Cash flows for operating activities:
   Net loss                                                                                $ (3,581)               $(6,549)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                          1,632                  1,355
       Amortization of unearned compensation                                                    387                     25
       Equity in loss of joint venture                                                          856                    866
       Loss on disposal of fixed assets                                                           2                      1
Changes in assets and liabilities:
       Accounts receivable and unbilled contract revenue                                       (679)                   882
       Inventory and other current assets                                                      (356)                   (93)
       Accounts payable                                                                        (265)                    51
       Accounts payable - Genzyme Corporation                                                   (21)                  (158)
       Payable to ATIII LLC                                                                  (1,295)                (2,418)
       Other accrued expenses                                                                  (426)                   599
       Deferred contract revenue                                                                450                  1,706
                                                                                           --------                -------
       Net cash used in operating activities                                                 (3,296)                (3,733)
Cash flows for investing activities:
   Purchase of property, plant and equipment                                                 (1,713)                (1,548)
   Investment in joint venture                                                                 (856)                    --
   Other assets                                                                                  62                    209
                                                                                           --------                -------
       Net cash used in investing activities                                                 (2,507)                (1,339)
Cash flows from financing activities:
   Net proceeds from the issuance of common stock                                            75,228                     --
   Net proceeds from the exercise of warrants                                                 6,820                     --
   Net proceeds from employee stock purchase plan                                               189                    279
   Net proceeds from the exercise of stock options                                            2,756                     30
   Proceeds from long-term debt                                                                  --                    545
   Repayment of long-term debt                                                                 (772)                  (628)
   Net borrowings (payments) under revolving line of credit                                 (15,750)                 4,654
   Other long-term liabilities                                                                   (1)                   (20)
                                                                                           --------                -------
       Net cash provided by financing activities                                             68,470                  4,860
                                                                                           --------                -------
Net increase (decrease) in cash and cash equivalents                                         62,667                   (212)
Cash and cash equivalents at beginning of the period                                          7,782                 11,740
                                                                                           --------                -------
Cash and cash equivalents at end of period                                                 $ 70,449                $11,528
                                                                                           ========                =======

              The accompanying notes are an integral part of these
                             financial statements.

                GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1.       BASIS OF PRESENTATION:

                  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

                  The financial statements for the three months ended April 2, 2000 and April 4, 1999 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

         2.       ACCOUNTING POLICIES:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

                  Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents consisting of warrants and stock options, totaled 3 million at April 2, 2000 and common stock equivalents consisting of warrants, stock options and convertible preferred stock, totaled 6.6 million at April 4, 1999. Since the Company was in a net loss position at April 2, 2000 and April 4, 1999, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

                  Included in the net loss is an equity in loss of joint venture of $856,000 which represents the Company's commitment to fund its 30% share of the losses incurred in 2000 of the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Total net losses of the ATIII LLC were $2.9 million and the ATIII LLC did not record any revenues.

         3.       INCOME TAXES:

                  Due to the profitability of some if its contract research laboratories in certain states, the Company has recorded a provision for income taxes for the period ended April 2, 2000. This is solely a provision for state, not federal, income taxes.

         4.       FACILITY CONSOLIDATION COSTS:

                  During the first quarter of 2000, the Company paid out $282,000 relating to the facility consolidation reserve recorded in 1999, which had a balance of $943,000 at January 2, 2000. Of this amount, $64,000 related to severance and $218,000 related to rental and lease terminations.

                  The Company also recorded a reduction to the reserve of $24,000 as severance and employee related items are now expected to be lower. Similarly, the Company has increased the rental and lease termination reserves for an additional $78,000 based on changed circumstances. These reductions and changes have been included in selling, general and administrative expenses for the first quarter of 2000. The remaining balance of the severance accrual and the rental and lease termination accrual as of April 2, 2000 was $164,000 and $135,000, respectively.

         5.       PUBLIC OFFERING:

                  In February 2000, the Company completed a public offering of
                  3.5 million shares of common stock at $20 per share. The Company granted the underwriters an option to purchase an additional 525,000 shares of its common stock to cover overallotments, which was exercised. In total, the Company issued 4,025,000 shares, including underwriter's overallotment, with net proceeds to the Company of $75.2 million. Subsequent to the completion of the public offering, the Company paid down the outstanding balance of $15.8 million on its revolving credit line which remains available for future borrowing.

                  In conjunction with the offering, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Prior to the effectiveness of this redemption, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of common stock. The Company paid a cash dividend of $157,000 in conjunction with the conversion of which $83,000 and $74,000 was recorded in the fourth quarter of 1999 and the first quarter of 2000, respectively. After the conversion of the Series B Preferred Stock and completion of the public offering, Genzyme owned approximately 31% of the Company's common stock. If Genzyme converted all outstanding warrants, the ownership would be 37%. As a result of the offering, the $6.3 million Genzyme Credit Line was eliminated. As of April 2, 2000, Genzyme owned approximately 29.6% of the Company's common stock.

         6.       SERIES A CONVERTIBLE PREFERRED STOCK WARRANT EXERCISE:

                  In March 2000, the Company issued a warrant call notice for 450,000 warrants issued in connection with the Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Each warrant has an exercise price of $15.16 per share. All of the warrants were exercised in March with proceeds to the Company of $6.8 million.

         7.       SEGMENT INFORMATION:

                  Below is the Company's segment information for its two reportable segments: contract research organization ("Primedica") and research and development ("Transgenics").


                                                                      THREE MONTHS ENDED
                                                                      ------------------
                                                                APRIL 2,              APRIL 4,
                                                                 2000                  1999
                                                                --------              --------
Revenues:
   Primedica - external customers                               $15,367               $13,076
   Primedica - intersegment                                         273                   431
   Transgenics                                                    3,570                 1,693
                                                                -------               -------
                                                                 19,210                15,200
   Elimination of intersegment revenues                            (273)                 (431)
                                                                =======               =======
                                                                $18,937               $14,769
                                                                =======               =======

Loss from operations:
   Primedica                                                    $  (469)              $  (893)
   Transgenics                                                   (1,497)               (3,256)
   Unallocated amounts:
      Corporate expenses                                           (774)                 (980)
      Equity in loss of joint venture                              (856)                 (866)
                                                                =======               =======
                                                                $(3,596)              $(5,995)
                                                                =======               =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 2, 2000 AND APRIL 4, 1999

Total revenues for the three-month period ending April 2, 2000 were $18.9 million, compared with $14.8 million for the comparable period in 1999, an increase of $4.1 million or 28%. Service revenues increased to $15.4 million in the first quarter of 2000 from $13.1 million in the first quarter of 1999, an increase of $2.3 million or 18%. The increase in service revenues is due to a concerted effort to focus on faster growing, higher value-added service areas. Research and development revenue increased to $3.6 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999, an increase of $1.9 million or 112%. The increase in research and development revenue is due to revenue being earned on an increasing number of transgenic programs.

Cost of services for the first quarter of 2000 were $13.3 million compared to $11.5 million for the comparable period in 1999, an increase of $1.8 million or 16% primarily due to the increase in revenues. Sponsored research and development expenses increased to $3 million in the first quarter of 2000 from $2.6 million in the first quarter of 1999, an increase of $400,000 or 15%. The increase in expense was due to an increase in sponsored research activity resulting from an increase in the number of transgenic programs. Proprietary research and development expenses decreased to $900,000 in the first quarter of 2000 from $1.3 million in the first quarter of 1999, a decrease of $400,000 or 31%. The decrease is primarily due to a shifting of resources to sponsored research and development.

Gross profit, defined as revenues less service costs and research and development costs, for the first quarter of 2000 amounted to $1.8 million versus a loss of $577,000 in the first quarter of 1999. The increase is due to improved service gross profit, improved sponsored research and development gross profit and a decrease in internal research costs. Gross profit on services for the first quarter of 2000 was $2.1 million, a gross margin of 13%, versus $1.6 million, a gross margin of 12%, in the first quarter of 1999. The increase in services gross margin is primarily due to the increase in revenues. Gross profit on sponsored research and development for the first quarter of 2000 was $588,000, a gross margin of 16%, versus a loss of $884,000 in the first quarter of 1999. The increase in sponsored research and development gross margin is due to increased revenues on sponsored transgenic research and development programs which cover a greater portion of the fixed operating costs.

Selling, general and administrative ("SG&A") expenses decreased to $4.5 million in the first quarter of 2000 from $4.6 million in the first quarter of 1999, a decrease of $100,000 or 2%. The decrease is due to SG&A cost reductions at Primedica resulting from the facility consolidation.

Interest income increased to $553,000 in the first quarter of 2000, from $7,000 in the first quarter of 1999, due to the investment of the proceeds generated by the public offering in February 2000.

Interest expense decreased to $482,000 in the first quarter of 2000 from $510,000 in the first quarter of 1999 due to a decreased balance on outstanding borrowings in 2000.

The Company recognized $856,000 of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the first quarter of 2000 as compared to $866,000 incurred during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $70.4 million at April 2, 2000. During the first quarter of 2000, the Company had a $62.7 million net increase in cash. Sources of funds during the period included $82 million of proceeds from issuance of common stock from the $75.2 million public offering and the exercise of $6.8 million of warrants and $2.9 million of proceeds from the issuance of common stock under various employee stock plans. Uses of funds during the period included $3.3 million used in operations, $1.7 million invested in capital equipment, further expansion of the transgenic production facility and laboratory facilities, $856,000 invested in ATIII LLC, $772,000 used to pay down long-term debt and $15.8 million used to pay down the bank revolving credit lines, which remain fully available for future borrowing. As a result of the offering, the Genzyme credit line was eliminated.

The Company had working capital of $67.8 million at April 2, 2000 compared to a deficit of $13.9 million at January 2, 2000. As of April 2, 2000 the Company had $15.8 million available under a line of credit with a commercial bank, $2.9 million available under various capital lease lines and $793,000 available under a term loan for facility expansion. Under the Company's 2000 operating plan, existing cash balances along with funds available under the bank and lease lines are expected to be sufficient to fund the Company through the next few years.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk since January 2, 2000. The Company's market risk disclosures are discussed in the Genzyme Transgenics Corporation Form 10-K under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

                                     PART II


         ITEM 2:  CHANGES IN SECURITIES

              In February 2000, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Preferred Stock. Prior to redemption, Genzyme converted 6,602 shares of its Series B Convertible Preferred Stock into 1,048,021 shares of common stock on February 8, 2000. The Company believes that the common stock issued upon conversion of the Series B Preferred Stock qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on the fact there was one holder.

              In March 2000, the Company issued a warrant call notice for outstanding warrants to purchase 450,000 shares of common stock that had been issued in connection with the Series A Preferred Stock. Each warrant had an exercise price of $15.1563 per share. As of March 31, 2000, all the warrants were exercised with proceeds to the Company of $6.8 million. The Company believes that the common stock issued upon exercise of the warrants qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act.


         ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K

         (a)    Exhibits

                See the Exhibit Index immediately following the signature page.

         (b)    Reports on Form 8-K

                No reports were filed on Form 8-K during the quarter ended April 2, 2000.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q


                                  APRIL 2, 2000


                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date: May 3, 2000                         GENZYME TRANSGENICS CORPORATION



                                            BY: /s/ John B. Green
                                                ---------------------------
                                                John B. Green
                                                Duly Authorized Officer,
                                                Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                      DESCRIPTION

27                Financial Data Schedule. (EDGAR only.)