Form 10-Q
period 2000-07-02
GENZYME TRANSGENICS CORP
filed 2000-08-09
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Yes _X_                   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                              OUTSTANDING AT AUGUST 4, 2000
        -----                              -------------------------------
Common Stock, $0.01 par value                        29,056,992

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS
                                                                          PAGE #
                                                                          ------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of July 2, 2000
         and January 2, 2000.................................................3

         Consolidated Statements of Operations for the
         Three Months and Six Months Ended
         July 2, 2000 and July 4, 1999 ......................................4

         Consolidated Statements of Cash Flows for
         the Six Months Ended July 2, 2000 and July 4, 1999..................5

         Notes to Unaudited Consolidated Financial Statements................6

         ITEM 2
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................10

         ITEM 3
         Quantitative and Qualitative Disclosures
         About Market Risk .................................................13

PART II. OTHER INFORMATION

         ITEM 4
         Submission of Matters to a Vote of Security Holders................14

         ITEM 6
         Exhibits and Reports on Form 8-K...................................14

SIGNATURES..................................................................15

EXHIBIT INDEX...............................................................16

                         GENZYME TRANSGENICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                  JULY 2,           JANUARY 2,
                                                                                    2000               2000
                                                                                -------------      --------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                     $   36,573         $    7,782
    Marketable securities                                                            31,875
                                                                                                            42
   Accounts receivable, net of allowance of $701 and $888 at
        July 2, 2000 and January 2, 2000, respectively                               10,710             11,335
   Unbilled contract revenue, net of allowance of $75 for both periods               12,350              8,516
   Other current assets                                                               1,830              1,929
                                                                                 ------------      ------------
         Total current assets                                                        93,338             29,604
Net property, plant and equipment                                                    35,222             34,302
Costs in excess of net assets acquired, net                                          16,687             17,260
Other assets                                                                          2,754              3,146
                                                                                 ------------      ------------
                                                                                 $  148,001         $   84,312
                                                                                 ============      ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $    2,922         $    2,977
   Accounts payable - Genzyme Corporation
                                                                                        483                559
    Payable to ATIII LLC                                                              2,208              2,151
   Revolving line of credit                                                              -              15,750
   Accrued expenses                                                                   9,132              9,667
    Deferred contract revenue                                                         8,710              9,218
   Current portion of long-term debt and capital leases                               3,000              3,149
                                                                                 ------------      ------------
         Total current liabilities                                                   26,455             43,471
   Long-term debt and capital leases, net of current portion                         12,651             13,897
   Deferred lease obligation
                                                                                        787                779
                                                                                 ------------      ------------
         Total liabilities                                                           39,893             58,147
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized of which 20,000 shares have been designated Series A convertible and 12,500
    shares have been designated as Series B convertible                                 -                 -
       Series B convertible preferred stock; $.01 par value;  no shares and 6,602 shares were issued and outstanding at July 2, 2000 and
       January 2, 2000, respectively                                                    -                 -
    Common stock, $.01 par value; 40,000,000 shares authorized; 28,971,212 and
       22,601,296 shares issued and outstanding
       at July 2, 2000 and January 2, 2000, respectively                                290                226
    Dividend on preferred stock                                                      (2,727)            (2,653)
    Capital in excess of par value - preferred stock                                    -                6,647
    Capital in excess of par value - common stock                                   183,168             87,895
    Unearned compensation                                                               -                 (284)
    Accumulated deficit                                                             (72,565)           (65,625)
    Accumulated other comprehensive loss                                                (58)               (41)
                                                                                 ------------      ------------
               Total stockholders' equity                                           108,108             26,165
                                                                                 ------------      ------------
                                                                                 $  148,001          $  84,312
                                                                                 ============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  ----------------------------    -------------------------
                                                                     JULY 2,        JULY 4,         JULY 2,      JULY 4,
                                                                      2000           1999            2000         1999
                                                                  -------------  -------------  -------------  -------------
Revenues
   Services                                                       $   16,998     $  14,314     $   32,365      $  27,390
   Sponsored research and development                                  4,167         4,288          7,737          5,981
                                                                  -------------  -------------  -------------  -------------
                                                                      21,165        18,602         40,102         33,371
Costs and operating expenses:
   Services                                                           14,314        12,101         27,621         23,584
   Research and development
       Sponsored                                                       3,546         2,211          6,528          4,788
       Internal                                                        1,024           892          1,914          2,178
   Selling, general and administrative                                 4,795         5,152          9,293          9,704
   Equity in loss of joint venture                                     1,352           977          2,208          1,843
                                                                  -------------  -------------  -------------  -------------
                                                                      25,031        21,333         47,564         42,097
                                                                  -------------  -------------  -------------  -------------

Loss from operations                                                  (3,866)       (2,731)        (7,462)        (8,726)
Other income (expense):
   Interest income                                                     1,037            13          1,590             20
   Interest expense                                                     (438)         (504)          (920)        (1,014)
   Other income                                                         -              484            -              484
                                                                  -------------  -------------  -------------  -------------

Loss from operations before income taxes                              (3,267)       (2,738)        (6,792)        (9,236)

Provision for income taxes                                                92           108            148            159
                                                                  -------------  -------------  -------------  -------------

Net loss                                                           $  (3,359)    $  (2,846)     $  (6,940)     $  (9,395)

Dividend to preferred shareholders                                       -             -               74            -
                                                                  ------------   -------------  -------------  -------------

Net loss available to common shareholders                          $  (3,359)    $  (2,846)     $  (7,014)     $  (9,395)
                                                                  =============  =============  =============  =============

Net loss per common share (basic and diluted)                      $   (0.12)    $   (0.15)     $   (0.26)     $   (0.50)
                                                                  =============  =============  =============  =============

Weighted average number of shares
   outstanding (basic and diluted)                                    28,738        19,268         27,373         18,959
                                                                  =============  =============  =============  =============

Comprehensive loss:
    Net loss                                                          (3,359)       (2,846)        (6,940)        (9,395)
    Other comprehensive loss:
         Unrealized holding losses on available for sale
          securities                                                     (58)          (31)           (17)           (40)
                                                                  -------------  -------------  -------------  ------------
    Total other comprehensive loss                                       (58)          (31)           (17)           (40)
                                                                  -------------  -------------  -------------  ------------
Comprehensive loss                                                 $  (3,417)    $  (2,877)   $    (6,957)    $   (9,435)
                                                                  =============  =============  =============  =============


              The accompanying notes are an integral part of these
                             financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                                    SIX MONTHS ENDED
                                                                                          --------------------------------
                                                                                            JULY 2,               JULY 4,
                                                                                             2000                 1999
                                                                                          -----------           ----------
Cash flows from operating activities:
   Net loss                                                                                $ (6,940)           $  (9,395)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                          3,398                2,770
       Amortization of unearned compensation                                                  1,615                   55
       Equity in loss of joint venture                                                        2,208                1,843
       Loss on disposal of fixed assets                                                           2                  -
    Changes in assets and liabilities:
       Accounts receivable and unbilled contract revenue                                     (3,209)                (591)
       Inventory and other current assets                                                        99                 (637)
       Accounts payable                                                                         (55)                (105)
       Accounts payable - Genzyme Corporation                                                   (76)                (390)
       Other accrued expenses                                                                    32                  662
       Deferred contract revenue                                                               (508)                 998
                                                                                          -----------           ----------
       Net cash used in operating activities                                                 (3,434)              (4,790)
Cash flows from investing activities:
       Purchase of property, plant and equipment                                             (3,317)              (3,114)
       Investment in joint venture                                                           (2,151)              (2,460)
       Purchase of marketable securities                                                    (31,850)                -
       Other assets                                                                              75                 (595)
                                                                                          -----------           ----------
       Net cash used in investing activities                                                (37,243)              (6,169)
Cash flows from financing activities:
    Net proceeds from the issuance of common stock                                           74,971                  -
    Net proceeds from the exercise of warrants                                                6,820                  -
   Net proceeds from employee stock purchase plan                                               559                  517
   Net proceeds from the exercise of stock options                                            4,368                   34
   Proceeds from long-term debt                                                                 -                  3,802
   Repayment of long-term debt                                                               (1,508)              (1,257)
   Net borrowings (payments) under revolving line of credit                                 (15,750)               4,604
   Other long-term liabilities                                                                    8                  (44)
                                                                                          -----------           ----------
       Net cash provided by financing activities                                             69,468                7,656
                                                                                          -----------           ----------
Net increase (decrease) in cash and cash equivalents                                         28,791               (3,303)
Cash and cash equivalents at beginning of the period                                          7,782               11,740
                                                                                          -----------           ----------
Cash and cash equivalents at end of period                                                $  36,573             $  8,437
                                                                                          ===========           ==========



                 The accompanying notes are an integral part of
                          these financial statements.

                GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

                  The financial statements as of July 2, 2000 and for the three and six months ended July 2, 2000 and July 4, 1999 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring adjustments) necessary for a fair statement of the results for the periods presented.

         2.       ACCOUNTING POLICIES:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

                  Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents consisting of warrants and stock options, totaled 2.7 million at July 2, 2000 and common stock equivalents consisting of warrants, stock options and convertible preferred stock, totaled 6.5 million at July 4, 1999. Since the Company was in a net loss position in the periods ended July 2, 2000 and July 4, 1999, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

                  Included in the net loss for the six months ended July 2, 2000 is the Company's equity in the loss of a joint venture of $2,208,000 which represents the Company's commitment to fund its 30% share of the losses incurred in 2000 of the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Total net losses of the ATIII LLC in the first six months of 2000 were $7.4 million and the ATIII LLC did not record any revenues.

                  Marketable securities held as available for sale can be summarized as follows, in thousands:

                  July 2, 2000                             Amortized Cost                   Estimated Fair Value
                                                        ---------------------           -----------------------------

                  Government backed obligations            $          2,993                   $       2,991
                  Corporate obligations                              28,715                          28,884
                                                              --------------                     -----------
                       Total Investments                   $         31,708                   $      31,875
                                                              ==============                     ===========


                  At January 2, 2000, the amortized cost and estimated fair value of the Company's total investments was $42,000.

                  At July 2, 2000, the contractual maturities of the Company's short-term investments available for sale range from over 3 months to 24 months. All of the Company's investments are classified as short-term which is consistent with their intended use.

         3.       NEW ACCOUNTING PRONOUNCEMENT:

                  In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FIN 44 provides guidance for certain issues that arise in applying APB 25. We anticipate that the adoption of FIN 44 will not have a significant effect on our financial position and results of operations.

         4.       NON-EMPLOYEE OPTIONS:

                  The Company had outstanding options to non-employees which have been accounted for in accordance with Emerging Issues Task Force ("EITF") 96-18 and Financial Interpretation No. 28 ("FIN 28"), which require the Company to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date of the option. Due to the decrease and subsequent stability of the Company's stock price in 1998 and 1999, the amounts expensed for those years were not significant. During the first and second quarter of 2000, the Company recorded $1.6 million of expense relating to these options to reflect the increase in value of the Company's common stock and the acceleration of their vesting.

         5.       INCOME TAXES:

                  Due to the profitability of some if its contract research laboratories in certain states, the Company has recorded a provision for income taxes for the period ended July 2, 2000. This is solely a provision for state, not federal, income taxes.

         6.       FACILITY CONSOLIDATION COSTS:

                  During the first quarter of 2000, the Company paid $282,000 relating to the facility consolidation reserve recorded in 1999, which had a balance of $943,000 at January 2, 2000. Of this amount, $64,000 related to severance and $218,000 related to rental and lease terminations.

                  During the second quarter of 2000, the Company paid an additional $234,000 of which $85,000 related to severance and $149,000 related to rental and lease terminations.

                  The Company recorded a reduction to the reserve of $18,000 and $24,000 in each quarter ended July 2, 2000 and April 2, 2000, respectively, based on changed circumstances. Similarly, the Company has increased the rental and lease termination reserves for an additional $18,000 and $78,000 at July 2, 2000 and April 2, 2000, respectively, based on changed circumstances. These reductions and changes have been included in selling, general and administrative expenses in 2000. The remaining balance of the severance accrual and the rental and lease termination accrual as of July 2, 2000 was $61,000 and $3,000, respectively.

         7.       PUBLIC OFFERING:

                  In February 2000, the Company completed a public offering of
                  3.5 million shares of common stock at $20 per share. The Company granted the underwriters an option to purchase an additional 525,000 shares of its common stock to cover overallotments, which was exercised. In total, the Company issued 4,025,000 shares, including the underwriter's overallotment, with net proceeds to the Company of $75.2 million. After the completion of the public offering, the Company paid down the outstanding balance of $15.8 million on its revolving credit line which remains fully available for future borrowing.

                  In conjunction with the offering, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Prior to the effectiveness of this redemption, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of common stock. The Company paid a cash dividend of $157,000 in conjunction with the conversion of which $83,000 and $74,000 was recorded in the fourth quarter of 1999 and the second quarter of 2000, respectively. As a result of the offering, the $6.3 million Genzyme credit line was eliminated. As of July 2, 2000, Genzyme owned approximately 28.4% of the Company's common stock. If Genzyme exercises all of its outstanding warrants, its ownership would be 29.4%.

         8.       SERIES A CONVERTIBLE PREFERRED STOCK WARRANT EXERCISE:

                  In March 2000, the Company issued a warrant call notice for 450,000 warrants to purchase common stock which had been issued in connection with the Company's 1998 private placement. The notice permitted the Company to redeem the warrants unless they were exercised prior to redemption. Each warrant had an exercise price of $15.16 per share. All of the warrants were exercised in March prior to the redemption date, resulting in proceeds to the Company of $6.8 million.

         9.       SEGMENT INFORMATION:

                  Below is the Company's segment information for its two reportable segments: contract research organization ("Primedica") and research and development ("Transgenics").

                                                                Three Months Ended            Six Months Ended
                                                             --------------------------  ------------------------

                                                               July 2,      July 4,       July 2,       July 4,
                                                                2000         1999          2000          1999
                                                              ----------   ----------   ----------    ----------
          Revenues:
              Primedica - external customers                  $ 16,998     $ 14,314     $ 32,365      $ 27,390
              Primedica - intersegment                             178          345          451           776
              Transgenics                                        4,167        4,288        7,737         5,981
                                                              ----------   ----------   ----------    ----------
                                                                21,343       18,947       40,553        34,147
              Elimination of intersegment revenues                (178)        (345)        (451)         (776)
                                                              ----------   ----------   ----------    ----------
                                                              $ 21,165     $ 18,602     $ 40,102      $ 33,371
                                                              ==========   ==========   ==========    ==========

          Income (loss) from operations:
              Primedica                                       $     84     $   (384)    $   (385)     $ (1,277)
              Transgenics                                       (1,806)         (34)      (3,303)       (3,290)
              Unallocated amounts:
                 Corporate expenses                               (792)      (1,336)      (1,566)       (2,316)
                 Equity in loss of joint venture                (1,352)        (977)      (2,208)       (1,843)
                                                              ==========   ==========   ==========    ==========
                                                              $ (3,866)    $ (2,731)    $ (7,462)     $ (8,726)
                                                              ==========   ==========   ==========    ==========


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 2, 2000 AND JULY 4, 1999

Total revenues for the three-month period ending July 2, 2000 were $21.2 million, compared with $18.6 million for the comparable period in 1999, an increase of $2.6 million or 14%. Service revenues from the Company's Primedica subsidiary increased to $17 million in the second quarter of 2000 from $14.3 million in the second quarter of 1999, an increase of $2.7 million or 19%. The increase in service revenues is due to a concerted effort to focus on faster growing service areas. Research and development revenue from the Company's transgenic development business decreased to $4.2 million in the second quarter of 2000 from $4.3 million in the second quarter of 1999, a decrease of $100,000 or 2%, due to increased revenue in the 1999 period from the achievement of a $2 million milestone offset by an increase in the number of transgenic programs.

Cost of services for the second quarter of 2000 were $14.3 million compared to $12.1 million for the comparable period in 1999, an increase of $2.2 million or 18% primarily due to the increase in revenues. Sponsored research and development expenses increased to $3.5 million in the second quarter of 2000 from $2.2 million in the second quarter of 1999, an increase of $1.3 million or 59%. The increase in sponsored research and development expense was due to an increase in the number of transgenic programs. Proprietary research and development expenses increased to $1 million in the second quarter of 2000 from $892,000 in the second quarter of 1999, an increase of $108,000 or 12%, due to increased work being performed on proprietary research and development programs.

Gross profit, defined as revenues less service costs and research and development costs, for the second quarter of 2000 was $2.3 million versus a gross profit of $3.4 million in the second quarter of 1999. Gross profit on services for the second quarter of 2000 was $2.7 million, representing a gross margin of 16%, versus a gross profit of $2.2 million, representing a gross margin of 15%, in the second quarter of 1999. The increase in services gross margin is primarily due to the increase in revenues. Gross profit on sponsored research and development for the second quarter of 2000 was $621,000, representing a gross margin of 15%, versus a gross profit of $2.1 million, representing a gross margin of 48%, in the second quarter of 1999. The decrease in sponsored research and development gross margin is due to the impact on revenue of the achievement of a $2 million milestone in the second quarter of 1999.

Selling, general and administrative ("SG&A") expenses decreased to $4.8 million in the second quarter of 2000 from $5.2 million in the second quarter of 1999, a decrease of $400,000 or 8%. The decrease is due to SG&A cost reductions at Primedica resulting from its facility consolidation program and a decrease in the transgenic insurance and legal expense, partially offset by the expense attributed to the vesting and acceleration of non-employee stock options.

Interest income increased to $1 million in the second quarter of 2000, from $13,000 in the second quarter of 1999, due to the investment of the proceeds generated by the public offering in February 2000. Interest expense decreased to $438,000 in the second quarter of 2000 from $504,000 in the second quarter of 1999 due to a decreased balance on outstanding borrowings in 2000. The Company did not record any other income in the second quarter of 2000, while it received $484,000 in the second quarter of 1999, due to the receipt of an insurance settlement in the earlier period.

The Company recognized $1.4 million of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the second quarter of 2000 as compared to $977,000 incurred during the second quarter of 1999.

Due to the profitability of some of its contract research laboratories in certain states, the Company has recorded a provision for state income taxes during the second quarter of 2000.

SIX MONTHS ENDED JULY 2, 2000 AND JULY 4, 1999

Total revenues for the six-month period ending July 2, 2000 were $40.1 million, compared with $33.4 million in the comparable period of 1999, an increase of $6.7 million or 20%. Service revenues increased to $32.4 million during the first six months of 2000 from $27.4 million in the comparable period of 1999, an increase of $5 million or 18%. The increase in service revenues is due to a concerted effort to focus on faster growing service areas. Research and development revenue increased to $7.7 million during the first six months of 2000 from $6 million in the comparable period of 1999, an increase of $1.7 million or 28%. The increase in research and development revenue is due to revenue being earned on an increasing number of transgenic programs, partially offset by revenue earned in 1999 on the achievement of a $2 million milestone.

Cost of services during the first six months of 2000 were $27.6 million compared to $23.6 million in the comparable period of 1999, an increase of $4 million or 17%, primarily due to the increase in revenues. Sponsored research and development expenses increased to $6.5 million in the first six months of 2000 from $4.8 million in the comparable period of 1999, an increase of $1.7 million or 35%. The increase in sponsored research and development expense is due to an increase in the number of transgenic programs. Proprietary research and development expenses decreased to $1.9 million in the first six months of 2000 from $2.2 million in the comparable period of 1999, a decrease of $300,000 or 14%. The decrease is primarily due to a concentration of resources on sponsored research and development programs in the first quarter of 2000.
Proprietary research and development expenses fluctuate from quarter to quarter.

As a result of increased revenues, gross profit for the first six months of 2000 amounted to $4 million versus a gross profit of $2.8 million in the comparable period of 1999. Gross profit on services for the first six months of 2000 was $4.7 million, resulting in a gross margin of 15%, versus a gross profit on services of $3.8 million, and a gross margin of 14%, in the comparable period of 1999. The increase in services gross margin is primarily due to the increase in revenues. Gross profit on sponsored research and development for the first six months of 2000 was $1.2 million, resulting in a gross margin of 16%, versus gross profit on sponsored research and development of $1.2 million, and a gross margin of 20%, in the comparable period of 1999. The decrease in sponsored research and development gross margin is due to revenue being earned on an increasing number of transgenic programs in 2000, offset by increased revenue due to a $2 million milestone being achieved in the comparable period of 1999.

SG&A expenses decreased to $9.3 million in the first six months of 2000 from $9.7 million in the comparable period of 1999, a decrease of $400,000 or 4%. The decrease is primarily due to SG&A cost reductions at Primedica resulting from its facility consolidation program and a decrease in the transgenic insurance and legal expense, partially offset by the expense attributed to the vesting and acceleration of non-employee stock options.

Interest income increased to $1.6 million in the first six months of 2000, from $20,000 in the comparable period of 1999, due to the investment of the proceeds generated by the public offering in February 2000. Interest expense decreased to $920,000 in the first six months of 2000 from $1 million in the comparable period of 1999 due to a decreased balance on outstanding borrowings in 2000. The Company did not record any other income in the first six months of 2000, while it recorded $484,000 in the comparable period of 1999, due to the receipt of an insurance settlement.

The Company recognized $2.2 million of joint venture losses incurred on ATIII LLC between the Company and Genzyme during the first six months of 2000 as compared to $1.8 million incurred during the comparable period of 1999.

Due to the profitability of some of its contract research laboratories in certain states, the Company has recorded a provision for state income taxes during the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investments of $68.4 million at July 2, 2000. Of this amount, cash balances totaled $36.6 million at July 2, 2000. During the first six months of 2000, the Company had a $28.8 million net increase in cash. Sources of funds during the period included $86.7 million of net proceeds from issuance of common stock comprised of $75 million from the public offering, $6.8 million from the exercise of warrants and $4.9 million from the issuance of common stock under various employee stock plans. Uses of funds during the period included $31.9 million used to purchase marketable securities, $15.8 million used to pay down the bank revolving credit line, which remains fully available for future borrowing, $3.4 million used in operations, $3.3 million invested in capital equipment, further expansion of the transgenic production facility and Primedica's laboratory facilities and $2.2 million invested in the ATIII LLC. As a result of the offering, the Genzyme credit line was eliminated.

The Company had working capital of $66.9 million at July 2, 2000 compared to a deficit of $13.9 million at January 2, 2000. As of July 2, 2000 the Company had $15.8 million available under a line of credit with a commercial bank, $2.9 million available under various capital lease lines and $793,000 available under a term loan for facility expansion. The Company is preparing plans for expansion of its transgenic production facilities in Central Massachusetts as well as establishment of a second production site in order to facilitate growth in the number of development programs and commercialization of ongoing transgenic programs. Although no significant contractual commitments have been made, it is anticipated that this capital expansion will cost approximately $4 million in the second half of 2000 and approximately $6 million in 2001.

Under the Company's current operating plan, existing cash balances along with funds available under the bank and lease lines are expected to be sufficient to fund the Company through the next few years.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements, and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the results of the Company's Primedica business, the ability of the Company to enter into transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances and regulatory requirements. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

NEW ACCOUNTING PRONOUNCEMENT

In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FIN 44 provides guidance for certain issues that arise in applying APB 25. We anticipate that the adoption of FIN 44 will not have a significant effect on our financial position and results of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests cash balances in excess of operating requirements in short-term marketable securities generally government backed obligations and corporate obligations with an average maturity of less than one year. All marketable securities are considered available for sale. Because of the quality of the investment portfolio and the short-term nature of the marketable securities, the Company does not believe that interest rate fluctuations would impair the principal amount of the securities. There have been no other material changes in the Company's market risk since January 2, 2000. The Company's market risk disclosures are discussed in its Form 10-K for the year ended January 2, 2000 under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

                                     PART II



         ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Annual Meeting of Stockholders held on May 24, 2000, the Company's stockholders voted as follows:

         (a) To reelect Sandra Nusinoff Lehrman to the Board of Directors for a three-year term.

                  Total Vote for the Proposal                         23,664,134
                  Total Votes Withheld                                   714,462

         (b) To amend the Company's Restated Articles of Organization to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000.

                  Total Vote for the Proposal                         21,999,478
                  Total Vote Against the Proposal                      2,332,226
                  Abstentions                                             46,822

         (c) To amend the Company's 1993 Equity Incentive Plan to increase the number of shares of common stock covered by the Plan by 750,000 shares.

                  Total Vote for the Proposal                         21,534,777
                  Total Vote Against the Proposal                      2,775,265
                  Abstentions                                             68,554

         (d) To amend the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of common stock covered by the Plan by 400,000 shares.

                  Total Vote for the Proposal                         24,061,994
                  Total Vote Against the Proposal                        251,304
                  Abstentions                                             65,298


         ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K

         (a)      Exhibits

                  See the Exhibit Index immediately following the signature page.

         (b)      Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended July 2, 2000.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  JULY 2, 2000

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date:  August 9, 2000             GENZYME TRANSGENICS CORPORATION



                                    BY: /s/ John B. Green
                                       -----------------------------------------
                                            John B. Green
                                            Duly Authorized Officer,
                                            Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

4.1 Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Registrant's Registration Statement on Form S-8 filed with the Commission on June 2, 2000 (Commission File No. 333-38490) and incorporated herein by reference.

27                Financial Data Schedule. (EDGAR only.)