Form 10-Q
period 2000-10-01
GENZYME TRANSGENICS CORP
filed 2000-11-14
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

   X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
-------           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
------            THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ________________ to _________________

                         Commission file number 0-21794

                         GENZYME TRANSGENICS CORPORATION
          ----------------------------------------------------------
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

         Yes   X   .                   No      .
            -------                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT NOVEMBER 6, 2000
          -----                              -------------------------------
Common Stock, $0.01 par value                            29,629,950

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                                      PAGE #
                                                                                      ------


PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of October 1, 2000 and January 2, 2000 ...........3

         Consolidated Statements of Operations for the Three Months and Nine Months
         Ended October 1, 2000 and October 3, 1999 .......................................4

         Consolidated Statements of Cash Flows for the Nine Months Ended
         October 1, 2000 and October 3, 1999 .............................................5

         Notes to Unaudited Consolidated Financial Statements.............................6

         ITEM 2
         Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................................11

         ITEM 3
         Quantitative and Qualitative Disclosures About Market Risk .....................15

PART II. OTHER INFORMATION

         ITEM 2
         Changes in Securities ..........................................................16

         ITEM 6
         Exhibits and Reports on Form 8-K................................................16

SIGNATURE ...............................................................................17

EXHIBIT INDEX............................................................................18


                         GENZYME TRANSGENICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    OCTOBER 1,         JANUARY 2,
                                                                                      2000               2000
                                                                                  -------------      --------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                      $    35,332         $    7,782
    Marketable securities                                                              33,673                 42
   Accounts receivable, net of allowance of $731 and $888 at
     October 1, 2000 and January 2, 2000, respectively                                  11,891             11,335
   Unbilled contract revenue, net of allowance of $75 for both periods                  11,809              8,516
   Other current assets                                                                  2,112             1,929
                                                                                   ------------      ------------
         Total current assets                                                           94,817            29,604
Net property, plant and equipment                                                       36,548            34,302
Costs in excess of net assets acquired, net                                             16,401            17,260
Other assets                                                                            13,735              3,146
                                                                                   ------------      ------------
                                                                                  $    161,501        $    84,312
                                                                                   ============      ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                 $      3,773        $     2,977
 Accounts payable - Genzyme Corporation                                                  1,621                559
 Payable to ATIII LLC                                                                    3,184              2,151
 Revolving line of credit                                                                    -             15,750
 Accrued expenses                                                                       10,563              9,667
 Deferred contract revenue                                                               8,347              9,218
 Current portion of long-term debt and capital leases                                    3,543              3,149
                                                                                   ------------      ------------
       Total current liabilities                                                        31,031             43,471
 Long-term debt and capital leases, net of current portion                              11,782             13,897
 Deferred lease obligation                                                                 797               779
                                                                                   ------------      ------------
       Total liabilities                                                                43,610            58,147
Stockholders' equity:
  Preferred stock, 5,000,000 shares authorized of which 20,000 shares have been designated Series A convertible and 12,500
  shares have been designated as Series B convertible                                        -                 -
     Series B convertible preferred stock; $.01 par value; no shares and 6,602 shares were issued and outstanding at October 1, 2000 and
     January 2, 2000, respectively                                                           -                 -
  Common stock, $.01 par value; 40,000,000 shares authorized;
  29,623,660 and 22,601,296 shares issued and outstanding
  at October 1, 2000 and January 2, 2000, respectively                                      296               226
  Dividend on preferred stock                                                            (2,727)           (2,653)
  Capital in excess of par value - preferred stock                                            -              6,647
  Capital in excess of par value - common stock                                         196,459             87,895
  Unearned compensation                                                                       -               (284)

  Accumulated deficit                                                                   (76,111)           (65,625)
  Accumulated other comprehensive loss                                                      (26)               (41)
                                                                                     ------------      ------------
       Total stockholders' equity                                                       117,891             26,165
                                                                                     ------------      ------------
                                                                                  $     161,501       $     84,312
                                                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         ----------------------------    ---------------------------
                                                          OCTOBER 1,      OCTOBER 3,      OCTOBER 1,   OCTOBER 3,
                                                             2000           1999            2000          1999
                                                             ----           ----            ----          ----
Revenues
  Services                                                $ 19,199       $ 14,544         $ 51,564      $ 41,934
  Sponsored research and development                         3,169          5,219           10,906        11,200
                                                          -----------    -----------      ---------     -----------
                                                            22,368         19,763           62,470        53,134

Costs and operating expenses:
  Services                                                  15,743         11,888            43,364       35,472
  Research and development
     Sponsored                                               3,906          3,017            10,434        7,805
     Internal                                                  958          1,169             2,872        3,347
  Selling, general and administrative                        5,053          4,912            14,346       14,616
  Facility consolidation costs                                   -          1,245                 -        1,245
  Equity in loss of joint venture                              977            853             3,185        2,696
                                                          -----------    -----------      -----------    ----------
                                                            26,637         23,084            74,201       65,181
                                                          -----------    -----------      -----------    ----------

Loss from operations                                        (4,269)        (3,321)          (11,731)     (12,047)

Other income (expense):
  Interest income                                            1,175             19             2,765           39
  Interest expense                                            (420)          (654)           (1,340)      (1,668)
  Other income                                                   -              -                 -          484
                                                          ------------   -----------       ----------    -----------

Loss from operations before income taxes                    (3,514)        (3,956)          (10,306)     (13,192)

Provision for income taxes                                      32             48               180          207
                                                          ------------   -----------       -----------   ------------

Net loss                                                  $ (3,546)      $ (4,004)        $ (10,486)    $(13,399)

Dividend to preferred shareholders                               -              -                74            -
                                                          -----------    -----------       -----------   ------------
Net loss available to common shareholders                 $ (3,546)      $ (4,004)        $ (10,560)    $(13,399)
                                                          ============   ===========       ===========   ============

Net loss per common share (basic and diluted)             $  (0.12)      $  (0.20)        $   (0.38)    $  (0.69)
                                                          ============   ===========       ===========   ============

Weighted average number of shares
  outstanding (basic and diluted)                           29,100         20,150            27,949       19,356
                                                          ============   ============      ===========   ============

Comprehensive loss:
  Net loss                                                $ (3,546)      $ (4,004)        $ (10,486)    $(13,399)

  Other comprehensive income (loss):
    Unrealized holding gains (losses) on
    available for sale securities                               32             22                15          (18)
                                                          ------------   ------------     -----------    ------------
    Total other comprehensive income (loss)                     32             22                15          (18)
                                                          ------------   ------------     -----------    ------------
Comprehensive loss                                        $ (3,514)      $ (3,982)        $ (10,471)    $(13,417)
                                                          ============   ============     ===========    ============


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                                NINE MONTHS ENDED
                                                                                          OCTOBER 1,          OCTOBER 3,
                                                                                            2000                 1999
                                                                                        -----------           ------------
Cash flows from operating activities:
  Net loss                                                                             $  (10,486)             $  (13,399)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          5,261                   4,652
     Amortization of unearned compensation                                                  1,715                      86
     Amortization/accretion marketable securities                                            (659)                      -
     Shares issued for 401-K employer match                                                   567                     511
     Equity in loss of joint venture                                                        3,185                   2,696
     Loss on disposal of fixed assets                                                           2                       -
  Changes in assets and liabilities:
     Accounts receivable and unbilled contract revenue                                     (3,849)                    161
     Inventory and other current assets                                                      (183)                   (690)
     Accounts payable                                                                         796                    (644)
     Accounts payable - Genzyme Corporation                                                 1,062                  (1,067)
     Other accrued expenses                                                                   779                   2,137
     Deferred contract revenue                                                               (871)                 (1,157)
                                                                                        -----------           ------------
     Net cash used in operating activities                                                 (2,681)                 (6,714)
Cash flows from investing activities:
  Purchase of property, plant and equipment                                                (6,004)                 (4,652)
  Investment in joint venture                                                              (2,152)                 (2,468)
  Purchase of marketable securities                                                       (42,741)                      -
  Redemption of marketable securities                                                       9,784                       -
  Cash paid for acquisition of SMIG                                                           (26)                      -
  Other assets                                                                                 75                    (468)
                                                                                        -----------           ------------
     Net cash used in investing activities                                                (41,064)                 (7,588)
Cash flows from financing activities:
  Net proceeds from the issuance of common stock                                           74,964                       -
  Net proceeds from the exercise of warrants                                                6,820                       -
  Net proceeds from employee stock purchase plan                                              874                     759
  Net proceeds from the exercise of stock options                                            6,203                     61
  Proceeds from long-term debt                                                                 361                  4,600
  Repayment of long-term debt                                                               (2,195)                (1,869)
  Net borrowings (payments) under revolving line of credit                                 (15,750)                 4,654
  Other long-term liabilities                                                                   18                    (66)
                                                                                        -----------           ------------
     Net cash provided by financing activities                                              71,295                  8,139
                                                                                        -----------           ------------
Net increase (decrease) in cash and cash equivalents                                        27,550                 (6,163)
Cash and cash equivalents at beginning of the period                                         7,782                 11,740
                                                                                        -----------           ------------
Cash and cash equivalents at end of period                                             $    35,332             $    5,577
                                                                                        ===========           ============

Noncash investing and financing activities:
   Issuance of stock for acquisition of SMIG                                            $   11,054             $       -
   Property acquired under capital lease                                                         -                 1,781
   Technology license acquired by issuance of stock                                              -                 1,000


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

               The financial statements as of October 1, 2000 and for the three and nine months ended October 1, 2000 and October 3, 1999 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring adjustments) necessary for a fair statement of the results for the periods presented.

      2.       ACCOUNTING POLICIES:

               The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

               Per share information is based upon the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents consisting of warrants and stock options, totaled 3 million at October 1, 2000 and common stock equivalents consisting of warrants, stock options and convertible preferred stock, totaled 5.5 million at October 1, 1999. Since the Company was in a net loss position in the periods ended October 1, 2000 and October 3, 1999, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

               Included in the net loss for the nine months ended October 1, 2000 is the Company's equity in the loss of a joint venture of $3,185,000 which represents the Company's commitment to fund its 30% share of the losses incurred in 2000 of the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Total net losses of the ATIII LLC in the first nine months of 2000 were $10.6 million and the ATIII LLC did not record any revenues.

              Marketable securities are held as available for sale and can be summarized as follows, in thousands:

          At October 1, 2000           Amortized Cost      Estimated Fair Value
                                    --------------------  ---------------------

          Government backed
          obligations                  $   2,995              $   2,997
          Corporate obligations           30,229                 30,676
                                        ===========           ===========
             Total Investments         $  33,224              $  33,673
                                        ===========           ===========


          At January 2, 2000, the amortized cost and estimated fair value of the Company's marketable securities was $42,000.

          At October 1, 2000, the contractual maturities of the Company's short-term investments available for sale range from over 3 months to 24 months. All of the Company's investments are classified as short-term which is consistent with their intended use.

         3.  NEW ACCOUNTING PRONOUNCEMENT:

             In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FIN 44 provides guidance for certain issues that arise in applying APB 25. The adoption of FIN 44 has not had a significant effect on our financial position and results of operations.

         4.  NON-EMPLOYEE OPTIONS:

             The Company had outstanding options to non-employees which have been accounted for in accordance with Emerging Issues Task Force ("EITF") 96-18 and FASB Interpretation No. 28 ("FIN 28"), which require the Company to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting date of the option. The Company had a number of outstanding options held by individuals who were employed by Genzyme Corporation, and who were "non-employees" for purposes of FIN 28. Due to the decrease and subsequent stability of the Company's stock price in 1998 and 1999, the amounts expensed for those years were not significant. During 2000, the Company recorded $1.7 million of expense relating to these options to reflect the increase in value of the Company's common stock and the acceleration of the vesting of unvested options held by non-employees who were employed by Genzyme Corporation effective June 30, 2000.

         5.  INCOME TAXES:

             Due to the profitability of some if its contract research laboratories in certain states, the Company has recorded a provision for income taxes for the period ended October 1, 2000. This is solely a provision for state, not federal, income taxes.

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

             During the third quarter of 2000, the Company paid an additional $61,000 of which $42,000 related to severance and $19,000 related to rental and lease terminations.

             The Company recorded a reduction to the reserve of $15,000, $18,000 and $24,000 in each quarter ended October 1, 2000, July 2, 2000 and April 2, 2000, respectively, based on changed circumstances. Similarly, the Company has increased the rental and lease termination reserves for an additional $16,000, $18,000 and $78,000 at October 1, 2000, July 2, 2000 and April
             2, 2000, respectively, based on changed circumstances. These reductions and changes have been included in selling, general and administrative expenses in 2000. The remaining balance of the severance accrual and the rental and lease termination accrual as of October 1, 2000 was $4,000 and $0, respectively.

         7.  PUBLIC OFFERING:

             In February 2000, the Company completed a public offering of
             3.5 million shares of common stock at $20 per share. The underwriters exercised their option to purchase an additional 525,000 shares of its common stock to cover overallotments. In total, the Company issued 4,025,000 shares, including the underwriter's overallotment, with net proceeds to the Company of $75 million. After the completion of the public offering, the Company paid down the outstanding balance of $15.8 million on its revolving credit line which remains fully available for future borrowing.

             In conjunction with the offering, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Prior to the effectiveness of this redemption, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of common stock. The Company paid a cash dividend of $157,000 in conjunction with the conversion of which $83,000 and $74,000 was recorded in the fourth quarter of 1999 and the second quarter of 2000, respectively. As a result of the offering, the $6.3 million Genzyme credit line was eliminated. As of October 1, 2000, Genzyme owned approximately 26.5% of the Company's common stock. If Genzyme exercises all of its outstanding warrants, its ownership would be 27.8%.

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

         9.  ACQUISITION OF SMIG

             On September 29, 2000, the Company terminated a joint venture with Sumitomo Metals Industries, Ltd. and an affiliate ("Sumitomo") by issuing an aggregate of 333,334 shares of its common stock valued at approximately $11.1 million, plus transaction costs of $143,000. In exchange, Sumitomo transferred to a wholly-owned subsidiary of the Company all of the outstanding shares of SMI Genzyme Ltd., a Japanese corporation, held by Sumitomo. As a result, the Company directly and indirectly holds all of the outstanding equity in SMI Genzyme Ltd., and has the exclusive marketing rights to transgenic technology in 18 Asian countries, including Japan. For accounting purposes, the value of the transaction was accounted for as a purchase. Accordingly, the entire purchase price of $11.2 million has been allocated to the value of the marketing rights, which are being amortized over 15 years based on the estimated economic useful life of these rights.

         10. SEGMENT INFORMATION:

             Below is the Company's segment information for its two reportable segments: contract research organization ("Primedica") and research and development ("Transgenics").



                                                          Three Months Ended                  Nine Months Ended
                                                    -------------------------------      -----------------------------

                                                      October 1,       October 3,        October 1,       October 3,
                                                         2000             1999              2000             1999
                                                     -------------    -------------     -------------    -------------

  Revenues:
    Primedica - external customers                     $  19,199       $  14,544          $ 51,564         $ 41,934
    Primedica - intersegment
                                                             570             332             1,021            1,108
    Transgenics                                            3,169           5,219            10,906           11,200
                                                     -------------    -------------     -------------    -------------
                                                          22,938          20,095            63,491           54,242
    Elimination of intersegment revenues                    (570)           (332)           (1,021)          (1,108)
                                                     =============    =============     =============    =============
                                                       $  22,368       $  19,763          $ 62,470         $ 53,134
                                                     =============    =============     =============    =============

  Income (loss) from operations:
    Primedica                                          $     557       $     (36)         $    172         $ (1,313)
    Transgenics                                           (2,766)            (17)           (6,069)          (3,307)
    Unallocated amounts:
     Corporate expenses                                   (1,083)         (2,415)           (2,649)          (4,731)
     Equity in loss of joint venture                        (977)           (853)           (3,185)          (2,696)
                                                       ==========      ===========       ===========      ===========
                                                       $  (4,269)     $   (3,321)        $ (11,731)       $ (12,047)
                                                       ==========      ===========       ===========      ===========


         11. SUBSEQUENT EVENT:

             On November 2, 2000, the Company and Genzyme Corporation executed a non-binding letter of intent which contemplates the purchase by GTC of Genzyme's interest in the ATIII LLC, the joint venture between the two companies. The letter of intent is subject to approval of both companies' Boards of Directors.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

Total revenues for the three-month period ending October 1, 2000 were $22.4 million, compared with $19.8 million for the comparable period in 1999, an increase of $2.6 million or 13%. Service revenues from the Company's Primedica subsidiary increased to $19.2 million in the third quarter of 2000 from $14.5 million in the third quarter of 1999, an increase of $4.7 million or 32%. The increase in service revenues is due to an intentional shift in the mix of Primedica services to faster growing service areas such as metabolism and pharmacokinetics, formulation chemistry, analytical chemistry and bioproduction. Research and development revenue from the Company's transgenic development business decreased to $3.2 million in the third quarter of 2000 from $5.2 million in the third quarter of 1999, a decrease of $2 million or 38%. The decrease reflects the recognition of revenue in the 1999 period of $3.5 million in performance based milestones from development programs, partially offset by development revenue from a greater number of transgenic programs in 2000.

Cost of services for the third quarter of 2000 were $15.7 million compared to $11.9 million for the comparable period in 1999, an increase of $3.8 million or 32% primarily due to the increase in revenues. Sponsored research and development expenses increased to $3.9 million in the third quarter of 2000 from $3 million in the third quarter of 1999, an increase of $900,000 or 30%. The increase in sponsored research and development expense was due to an increase in the number of transgenic programs. Proprietary research and development expenses decreased to $1 million in the third quarter of 2000 from $1.2 million in the third quarter of 1999, a decrease of $200,000 or 17%, reflecting a reduction in work being performed on proprietary research and development programs due to allocation of personnel to funded research and development.

Gross profit, defined as revenues less service costs and research and development costs, for the third quarter of 2000 was $1.8 million versus a gross profit of $3.7 million in the third quarter of 1999. Gross margin on services for the third quarter of both 2000 and 1999 was 18%. There was a loss of $737,000 on sponsored research and development for the third quarter of 2000, versus a gross profit of $2.2 million in the third quarter of 1999. The decrease in sponsored research and development gross margin reflects the recognition of a $3.5 million milestone in the third quarter of 1999, which significantly increased gross margin for that period.

Selling, general and administrative ("SG&A") expenses increased to $5.1 million in the third quarter of 2000 from $4.9 million in the third quarter of 1999, an increase of $200,000 or 4%. The increase is primarily due to a non-cash expense attributed to non-employee stock options.

Interest income increased to $1.2 million in the third quarter of 2000, from $19,000 in the third quarter of 1999, due to the investment of the proceeds generated by the public offering in February 2000. Interest expense decreased to $420,000 in the third quarter of 2000 from $654,000 in the third quarter of 1999 due to a decreased balance on outstanding borrowings in 2000.

The Company recognized $1 million of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the third quarter of 2000 as compared to $853,000 incurred during the third quarter of 1999.

Due to the profitability of some of its contract research laboratories in certain states, the Company has recorded a provision for state income taxes during the third quarter of 2000.

NINE MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999

Total revenues for the nine-month period ending October 1, 2000 were $62.5 million, compared with $53.1 million in the comparable period of 1999, an increase of $9.4 million or 18%. Service revenues increased to $51.6 million during the first nine months of 2000 from $41.9 million in the comparable period of 1999, an increase of $9.7 million or 23%. The increase in service revenues is due to an intentional shift in the mix of Primedica services to faster growing service areas such as metabolism and pharmacokinetics, formulation chemistry, analytical chemistry and bioproduction. Research and development revenue decreased to $10.9 million during the first nine months of 2000 from $11.2 million in the comparable period of 1999, a decrease of $300,000 or 3%. The decrease in research and development revenue is due to revenue earned in 1999 on the achievement of $2 million and $3.5 million performance based milestones, partially offset by revenue earned in 2000 from an increasing number of transgenic programs.

Cost of services during the first nine months of 2000 were $43.4 million compared to $35.5 million in the comparable period of 1999, an increase of $7.9 million or 22%, primarily due to the increase in revenues. Sponsored research and development expenses increased to $10.4 million in the first nine months of 2000 from $7.8 million in the comparable period of 1999, an increase of $2.6 million or 33%. The increase in sponsored research and development expense is due to an increase in the number of transgenic programs. Proprietary research and development expenses decreased to $2.9 million in the first nine months of 2000 from $3.3 million in the comparable period of 1999, a decrease of $400,000 or 12%. The decrease is primarily due to a concentration of resources on sponsored research and development programs in the first and third quarter of 2000. Proprietary research and development expenses fluctuate from quarter to quarter.

As a result of increased revenues, gross profit for the first nine months of 2000 amounted to $5.8 million versus a gross profit of $6.5 million in the comparable period of 1999. Gross profit on services for the first nine months of 2000 was $8.2 million, resulting in a gross margin of 16%, versus a gross profit on services of $6.5 million, and a gross margin of 15%, in the comparable period of 1999. The increase in services gross margin is primarily due to the increase in revenues. Gross profit on sponsored research and development for the first nine months of 2000 was $472,000, resulting in a gross margin of 4%, versus gross profit on sponsored research and development of $3.4 million, and a gross margin of 30%, in the comparable period of 1999. The decrease in sponsored research and development gross margin is due to the impact of lump-sum milestone revenue earned in the 1999 period, partially offset by an increase in the number of transgenic programs in 2000.

SG&A expenses decreased to $14.3 million in the first nine months of 2000 from $14.6 million in the comparable period of 1999, a decrease of $300,000 or 2%. The decrease is primarily due to SG&A cost reductions at Primedica resulting from its facility consolidation program and a decrease in the transgenic insurance and legal expense, partially offset by the expense attributed to the vesting and acceleration of non-employee stock options.

Interest income increased to $2.8 million in the first nine months of 2000, from $39,000 in the comparable period of 1999, due to the investment of the proceeds generated by the public offering in February 2000. Interest expense decreased to $1.3 million in the first nine months of 2000 from $1.7 million in the comparable period of 1999 due to a decreased balance on outstanding borrowings in 2000. The Company did not record any other income in the first nine months of 2000, while it recorded $484,000 in the comparable period of 1999, due to the receipt of an insurance settlement.

The Company recognized $3.2 million of joint venture losses incurred on ATIII LLC between the Company and Genzyme during the first nine months of 2000 as compared to $2.7 million incurred during the comparable period of 1999.

Due to the profitability of some of its contract research laboratories in certain states, the Company has recorded a provision for state income taxes during the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $69 million at October 1, 2000. Of this amount, cash and cash equivalents totaled $35.3 million at October 1, 2000. During the first nine months of 2000, the Company had a $27.6 million net increase in cash. Sources of funds during the period included $88.9 million of net proceeds from issuance of common stock comprised of $75 million from the public offering, $6.8 million from the exercise of warrants and $7.1 million from the issuance of common stock under various employee stock plans. Uses of funds during the period included $42.7 million used to purchase marketable securities, $15.8 million used to pay down the bank revolving credit line, which remains fully available for future borrowing, $2.7 million used in operations, $6 million invested in capital equipment, further expansion of the transgenic production facility and Primedica's laboratory facilities and $2.2 million invested in the ATIII LLC. As a result of the 2000 public offering, the Genzyme credit line was eliminated.

The Company had working capital of $63.8 million at October 1, 2000 compared to a deficit of $13.9 million at January 2, 2000. As of October 1, 2000 the Company had $15.8 million available under a line of credit with a commercial bank, $2.9 million available under various capital lease lines and $793,000 available under a term loan for facility expansion. The Company is preparing plans for expansion of its transgenic production facilities in Central Massachusetts as well as establishment of a second production site in order to facilitate growth in the number of development programs and commercialization of ongoing transgenic programs. Although no significant contractual commitments have been made, it is anticipated that this capital expansion will cost approximately $2.1 million in the second half of 2000 and approximately $3.9 million in 2001.

As announced by the Company, on November 2, 2000, the Company and Genzyme Corporation executed a non-binding letter of intent which contemplates the purchase by GTC of Genzyme's interest in the ATIII LLC, the joint venture between the two companies. The letter of intent is subject to approval of both companies' Boards of Directors. In the event that the Company does acquire Genzyme's interest in the ATIII LLC, our funding obligations for the ATIII development program in 2001 and thereafter will substantially increase. In addition, the Company has modified the clinical plan for ATIII, and our BLA submission to the FDA will, under the new plan, be expected in 2002.

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

NEW ACCOUNTING PRONOUNCEMENT

In March 2000, the Financial Accounting Standards Board ("FASB") released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), an interpretation of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). FIN 44 provides guidance for certain issues that arise in applying APB 25. The adoption of FIN 44 has not had a significant effect on our financial position and results of operations.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                     PART II

   ITEM 2:      CHANGES IN SECURITIES

    In September 2000, in order to terminate a joint venture between the Company and Sumitomo Metal Industries, Ltd. and an affiliate ("Sumitomo"), the Company issued an aggregate of 333,334 shares of its common stock to Sumitomo. In exchange, Sumitomo transferred to a wholly owned subsidiary of the Company all of the outstanding shares of SMI Genzyme Ltd., a Japanese corporation, held by Sumitomo. As a result, the Company directly and indirectly holds all of the outstanding equity in SMI Genzyme Ltd. The Company believes that the issuance to Sumitomo qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act.

   ITEM 6:      EXHIBITS AND REPORTS ON FROM 8-K

   (a)  Exhibits

        See the Exhibit Index immediately following the signature page.

   (b)  Reports on Form 8-K

        No reports were filed on Form 8-K during the quarter ended October 1, 2000.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                 OCTOBER 1, 2000

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date:                              GENZYME TRANSGENICS CORPORATION



                                     BY:
                                        ---------------------------------
                                             John B. Green
                                             Duly Authorized Officer,
                                             Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                             DESCRIPTION

27                Financial Data Schedule. (EDGAR only.)