Form 10-K
period 2000-12-31
GENZYME TRANSGENICS CORP
filed 2001-04-02
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2000 Commission File No. 0-21794

                         GENZYME TRANSGENICS CORPORATION
             (Exact name of Registrant as specified in its charter)

         MASSACHUSETTS                                            04-3186494
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              identification No.)

        175 CROSSING BOULEVARD                                      01702
       FRAMINGHAM, MASSACHUSETTS                                  (Zip Code)
(Address of principal executive offices)

                                 (508) 620-9700
              (Registrant's telephone number, including area code)

                               -------------------

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

                               ------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Aggregate market value of voting stock held by non-affiliates of the Registrant as of March 19, 2001: $111,579,029

      Number of shares of the Registrant's Common Stock outstanding as of March 19, 2001: 29,487,880

                                -----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.

BUSINESS

Overview

Genzyme Transgenics Corporation ("GTC" or the "Company") is a leader in the application of transgenic technology to the development and production of recombinant proteins for therapeutic and other biomedical uses. To date, GTC has produced more than 65 such proteins, 45 through collaborations with various commercial and academic organizations and 20 independently. More than half of the transgenic proteins actively under development by the Company are monoclonal antibodies ("MAB") or immunoglobulin ("Ig") fusion proteins.

GTC produces recombinant proteins by inserting into the genetic material of an animal embryo a specific DNA sequence that directs the production of a desired protein in the milk of transgenic offspring. The Company believes that transgenic production offers substantial economic and technological advantages in comparison to traditional protein production systems, such as cell culture and microbial systems. These advantages include reduced capital expenditures, greater flexibility in timing capital investment and lower direct production cost per unit. In the case of certain complex proteins, including some Ig fusion proteins, transgenic production may represent the only technologically and economically feasible method of commercial production. For proteins currently derived from pooled human plasma, transgenic production provides an alternative source with reduced risk of transmission of human viruses and other known adventitious agents. Of the 65 transgenic proteins produced to date, GTC has expressed 45 proteins at levels of one gram per liter or higher in mice, 13 of which have also been expressed in goats at levels greater than one gram per liter. These expression levels are substantially higher than those typically achieved for comparable proteins in traditional protein production systems.

The Company's primary focus is on using transgenic technology to produce monoclonal antibodies. These therapeutics are likely to be required in relatively large and repeated doses for chronic diseases such as rheumatoid arthritis, other autoimmune diseases and cancer. The economic and technological advantages of transgenic technology make it well suited to produce the large amount of proteins anticipated for therapeutic use of monoclonal antibodies. By early 2001, 15 monoclonal antibodies had been approved for use in the United States, ten (nine that are marketed and one with an approvable letter from the Food and Drug Administration) for use as human therapeutics and five for diagnostic uses. The total 1999 revenues for the nine marketed therapeutic antibodies, including ReoPro(R), Rituxan(R), Synagis(R), Herceptin(R), Remicade(R) and Zenapax(R), was approximately $1.4 billion. More than 90 monoclonal antibody candidates are now in clinical trials and over 200 are reported to be in preclinical development. The Company believes that in many cases the yearly requirement for production of these potential therapeutics will exceed 100 kilograms and may approach 300 to 1,000 kilograms. Transgenic production may provide the only commercially viable means to meet the large projected volume requirements of these therapeutics.

The Company has several partnerships with pharmaceutical and other biotechnology companies to develop monoclonal antibodies/Ig fusion proteins transgenically. GTC's corporate partners include Bristol-Myers Squibb, Elan, Centocor, Abgenix and Alexion. To date, the Company has formed more than a dozen collaboration agreements which generally provide for transgenic production of limited quantities of targeted proteins in exchange for development fees and milestone payments and, in some cases, anticipate the payment of royalties on product sales upon commercialization. Following characterization of the transgenic product in preclinical testing and pharmacokinetic studies, the Company intends to negotiate commercialization agreements that are designed to allow the Company to participate in the success of the product through equity, royalties and supply commitments. The Company has been granted several patents covering the production of monoclonal and assembled antibodies in the milk of transgenic mammals, which it believes establishes a strong proprietary position in the field.

A plasma protein under development by GTC is Human Serum Albumin ("HSA"), which is being developed with Fresenius AG. The therapeutic use of HSA is indicated in situations of blood loss and/or decreased blood albumin levels which can occur during shock, serious burns, pre- and post-operative conditions, congestive heart failure and gastric, liver and intestinal malfunctions. HSA is currently produced by human plasma fractionation, with worldwide sales of approximately $1 billion to $1.5 billion. During 2000, the Company worked on refining its separation and purification processes to obtain highly purified HSA.

The Company is also developing transgenic production processes for other proteins, including a malaria merozoite surface protein ("MSP-1") for use in a malaria vaccine. The MSP-1 protein successfully protected Aotus nancymai monkeys in a preclinical vaccine study conducted by the National Institute of Allergy and Infectious Diseases ("NIAID"). Although MSP-1 can be produced in other recombinant systems, it is in very limited quantities or in forms that may not induce the necessary immune response. The NIAID and GTC established a CRADA (Cooperative Research and Development Agreement) to evaluate the feasibility of developing animals capable of producing recombinant versions of MSP-1 in their milk. To express the MSP-1 protein at high quantities, GTC's scientists modified its gene sequence while conserving the overall amino acid sequence of the protein. The MSP-1 protein has been expressed at 2-4mg/ml in the milk of mice that have incorporated this gene sequence.

Transgenic Technology

Overview

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

GTC believes that for certain proteins required in extremely large amounts, such as HSA, transgenic cows might be required. Due to the long gestation and maturation periods of large dairy animals, microinjection is an inefficient method to produce transgenic cows. Therefore, the Company believes that cloning may accelerate transgenic biopharmaceutical development because cloning offers a method of producing a large number of transgenic animals in one generation. GTC has signed an exclusive, worldwide licensing agreement with Advanced Cell Technologies, Inc. ("ACT") allowing GTC to utilize ACT's patented technology for the development of biopharmaceuticals in the milk of all cloned transgenic mammals. The Company believes ACT's proprietary technology, when coupled with GTC's transgenic technology, will provide additional patentable approaches to efficiently create cloned transgenic animals. To date, the Companyhas cloned more than 15 cows and continues to produce cloned transgenic cattle.

Advantages of Transgenic Technology

The Company believes that its current and future partners will elect to employ transgenic technology for the production of recombinant proteins in cases where transgenic technology offers economic and technological advantages over other production systems. These advantages, any one of which may be critical to the decision to proceed with a particular development project, include:

      o Lower Capital Investment. Creating a herd and providing appropriate dairy facilities can be accomplished with substantially less cost than building a cell culture bioreactor facility.

      o Improved Risk Management of Capital Investment. Transgenic herd production offers capacity flexibility and relatively short lead times for scale up. As a result, in contrast to the need for early commitment to bioreactor production capacity, the Company's partners can delay those commitments (and the corresponding capital investment) to later stages of the development project when they may have more definitive product and market information.

      o Predictability of Increasing Production. In contrast to cell culture production systems, transgenic production systems are expected to exhibit greater predictability of yield at large volume production once the DNA for a therapeutic protein has been successfully integrated into transgenic founder animals. This offers GTC's partners greater assurance of the ability to produce product quantities sufficient for advanced clinical trials and product launch.

      o Lower Cost of Goods. Economic factors unique to transgenic production lower the ultimate cost of goods in most cases. High protein expression levels in transgenic animals and efficiency in purification result in the cost of transgenically produced products, in most cases, being substantially lower than that of a cell culture derived product. As further improvements are made in the downstream purification process, GTC anticipates that the cost of the transgenically produced product will decline even further.

      o Technological Enablement. Transgenic technology offers the ability to produce certain biotherapeutics which cannot be made in a commercially feasible manner in any other system. The suitability of transgenic production for high-volume proteins requiring more than 100 kilograms per year is widely acknowledged. In addition, GTC has achieved the same consistent expression rates with complex molecules, which may not be producible in cell cultures at all. This accomplishment, in conjunction with the favorable economics of herd development, means that for some complex proteins with low-volume demand, transgenics may be as viable a production system as it is for other proteins that require 1,000 kilograms or more annually.

Transgenic Development Process

GTC's development of a typical transgenic protein is designed to proceed in a logical sequence of three major steps:

      o First Step. Using the DNA provided by the partner, GTC develops founder goats transgenic for a particular protein. The Company employs a standard DNA microinjection process to produce a transgenic goat. The first animals are born five months after microinjection.

      o Second Step. GTC and the partner collaborate on the development of a pilot downstream process to purify the protein, after which GTC provides preclinical and clinical samples. After GTC provides protein samples from transgenic milk to the partner for initial purification and characterization, GTC and the partner begin a collaborative effort to establish a commercially robust purification process for the protein. This enables substantial amounts of material to be delivered for preclinical studies and initial human clinical studies. Next, GTC initiates an initial scale up of the transgenic herd making 6 to 10 animals that are capable of producing sufficient product for use in expanded clinical studies.

      o Third Step. GTC provides initial quantities of product while working with the partner to develop cost and timing estimates for commercialization. Based on these estimates, the partner will make capital commitments to enable GTC to provide sufficient facility capacities specifically for the partner's product including one or several barns for housing and scaling up the herd and facilities for collection of milk and initial processing. Simultaneously, GTC will begin scaling up the production herd to breed a sufficient number of animals to meet forecasted production requirements. GTC anticipates that its future commercial supply agreements will provide for the transfer of intermediate bulk to the customer or designated processor for further processing to finished product.

Development Programs

GTC's strategy is to commercially produce proteins using transgenic technology primarily by entering into collaboration agreements with biotechnology and pharmaceutical companies. To date, the Company has formed more than a dozen collaboration agreements which generally provide for transgenic production of limited quantities of targeted proteins in exchange for development fees and milestone payments and, in some cases, anticipate the payment of royalties on product sales upon commercialization. Following characterization of the transgenic product in preclinical testing and pharmaco- kinetic studies, the Company intends to negotiate commercialization agreements that are designed to allow the Company to participate in the success of the product through milestone payments, royalties and supply commitments.

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

Monoclonal Antibodies

Monoclonal antibodies represent one of the biotechnology industry's greatest successes. Medical researchers have now developed a better understanding of the critical variables for specificity and binding of the antibody, and have identified targets likely to affect disease progression and clinical conditions amenable to treatment with systemic biologic intervention. As a result, the last several years have witnessed the clinical success, regulatory approval and commercial launch of several breakthrough monoclonal antibody therapies, including ReoPro(R) for use in various acute cardiac conditions, Rituxan(R) for B-cell non-Hodgkin's lymphoma, Synagis(R) for treatment of viral respiratory disease in premature babies, Herceptin(R) for breast cancer, Remicade(R) for use in Crohn's disease and rheumatoid arthritis and Zenapax(R) for acute transplant rejection. These clinical successes, the availability of technologies for making fully human molecules and drug discovery technologies that identify potential antibody targets, will continue to drive the development of new antibody-based therapeutics.

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

GTC is actively participating in the field of monoclonal antibodies through a number of collaborations. The Company is developing a transgenic version of Remicade(R) in a collaboration with Centocor. Also, GTC is developing transgenic versions of nine additional monoclonal antibodies/Ig fusion molecules, the cell culture versions of which are currently in clinical trials, including ABX-IL8 for Abgenix, CTLA4Ig and an unnamed Ig fusion molecule for Bristol-Myers Squibb, Antegren(R) for Elan, PRO542 for Progenics and a therapeutic recombinant protein for Alexion. The indications for these products include arthritis, HIV/AIDS, cancer and autoimmune diseases. The status of the cell culture and transgenic versions of these products is shown in the chart below. In these partnerships, the Company provides material for the partners' clinical trials, while the partners retain the risk and expense of conducting the trials.

The following chart contains a summary of the Company's most active monoclonal antibody/Ig fusion protein development programs:

                                                                    Development Stage
Product                                                              of Cell Culture      Development Stage of
Name           Product Type              Indication                     Product           Transgenic Product         Partner
----           ------------              ----------                     -------           ------------------         -------
Remicade(R)    Monoclonal antibody       Crohn's Disease;         Marketed                Preclinical; Transgenic    Centocor
                                         Rheumatoid Arthritis                             goats in development
Undisclosed    Monoclonal antibody       Undisclosed              Undisclosed             Undisclosed; Transgenic    Centocor
                                                                                          goats in development
D2E7           Fully human monoclonal    Rheumatoid Arthritis     Phase III clinicals     Preclinical; Transgenic    BASF/Knoll
               antibody                                                                   goats in development
Antegren(R)    Humanized monoclonal      Neurological Disorders   Phase II clinicals      Preclinical; Transgenic    Elan
               antibody                                                                   goats in development       Pharmaceuticals
CTLA4Ig        Immunoglobulin            Rheumatoid Arthritis     Phase II clinicals      Preclinical; Transgenic    Bristol-Myers
                fusion/soluble receptor                                                   goats in development       Squibb
Undisclosed    Immunoglobulin            Organ Transplant         Phase II clinicals      Preclinical; Transgenic    Bristol-Myers
               fusion protein            Rejection;  Autoimmune                           goats in development       Squibb
                                         Disorders
Undisclosed    Monoclonal antibody       Undisclosed              Undisclosed             Preclinical; Transgenic    Alexion
                                                                                          goats in development
PRO542         CD4/Immunoglobulin        HIV/AIDS                 Phase II clinicals      Preclinical; Transgenic    Progenics
               fusion antibody                                                            goats in development
ABX-IL8        Monoclonal antibody       Psoriasis; Rheumatoid    Phase II clinicals      Preclinical; Transgenic    Abgenix
                                         Arthritis                                        goats in development
HuN901         Monoclonal antibody       Small Cell Lung Cancer   Preclinical with IND    Preclinical; Transgenic    ImmunoGen
                                                                  filed                   goats in development

Other Therapeutic Proteins

Antithrombin III. ATIII is a protein normally found in human serum, that when bound to heparin, acts as an anticoagulant. Decreased levels of ATIII are found in individuals who have either a hereditary or an acquired deficiency of ATIII. The hereditary deficiency has an incidence rate of 1 in 2,000 to 1 in 5,000. Individuals with hereditary ATIII deficiency have an increased tendency toward blood clots (thromboses) and are treated with ATIII replacement therapy during periods when they are at high risk for clots, such as during surgery. Acquired ATIII deficiency may occur if there is a decrease in the amount of ATIII produced, an increase in the rate of ATIII consumption or an abnormal loss of ATIII from the circulation. Examples of conditions in which acquired ATIII deficiency may occur are acute liver failure, disseminated intravascular coagulation, sepsis and septic shock, burns, multiple organ failure, bone marrow or organ transplantation and hemodialysis.

The Company filed an Investigational New Drug application ("IND") with the FDA in 1996 to evaluate use of recombinant human ATIII ("rhATIII") as a potential treatment for ATIII deficiency that occurs in certain patients with heart disease. Patients undergoing cardiopulmonary bypass ("CPB") surgery require anticoagulation with heparin to prevent clotting, which can occur when blood comes into contact with the tubing of the heart-lung machine performing the heart's function during surgery. Patients with heparin resistance generally do not respond adequately to these heparin treatments.

In 1997, GTC and Genzyme established the ATIII LLC joint venture for the marketing and distribution of rhATIII in all territories other than Asia. Under the terms of the joint venture agreement, Genzyme funded 70% of the development costs of rhATIII up to a maximum of $33 million. The Company funded the remaining 30% of these costs. Development costs in excess of these amounts were to be funded equally by the partners. The $33 million funding level was achieved by Genzyme in 2000. Each of the Company and Genzyme were also to make capital contributions to the ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners were to contribute manufacturing, marketing and other resources to the ATIII LLC at cost. Genzyme and GTC each own 50% of the venture, although Genzyme is obligated to make certain milestone payments to GTC if and when transgenic ATIII has been approved by the FDA and certain sales levels have been reached. Profits and losses are shared according to ownership percentages. The agreement covers all territories other than Asia.

Two identical, double blinded, randomized placebo-controlled Phase III clinical trials began in the second quarter of 1998. These studies, which included 52 patients each, were designed to assess the activity of rhATIII in restoring heparin sensitivity among heparin-resistant patients undergoing cardiac surgery requiring CPB. The two studies, conducted at medical centers in Europe and the United States, have been completed, and the primary clinical endpoint was met in both studies with a high degree of statistical significance. Moreover, the drug was well tolerated by patients. There was no detectable antibody formation to rhATIII. There was no statistically significant difference in adverse events reported among the groups of both studies. The most commonly observed adverse events were platelet, bleeding and clotting disorders. In the placebo control and rhATIII groups, respectively, these events occurred in 42% and 50% of the patients in the first study, and in 22% and 41% of the patients in the second study.

In late 2000, the Company announced that it expected to re-acquire from Genzyme the rights to rhATIII that it did not already own. In early 2001, the ATIII LLC met with the U.S. Food and Drug Administration to discuss the status of the clinical development program for the rhATIII molecule in the treatment of heparin resistance in patients about to undergo cardiopulmonary bypass surgery. While no outstanding concerns have been raised about GTC's technology or its application, the level of expense and time involved in developing the additional data required by the FDA is not justified by the potential market size of the heparin resistance indication therefore, the ATIII LLC agreed to discontinue development in this indication.

The ATIII LLC is performing business and scientific evaluations of the rhATIII molecule in other indications. Should these evaluations support commitment to developing rhATIII for another indication(s), the work done for the heparin resistance indication may be used in whole or in part to pursue this opportunity. Based on the outcome of the evaluations as well as any discussions with Genzyme, the Company may proceed with a transaction to re-acquire the rights to rhATIII rights that it does not already own.

The ATIII LLC formed a collaboration with Genzyme Molecular Oncology, a division of Genzyme, to jointly develop a form of transgenic ATIII for potential application as an angiogenesis inhibitor in the field of oncology. This research stage collaboration is based on a discovery by Dr. Judah Folkman from Children's Hospital, Boston, Massachusetts that certain conformations of ATIII, referred to as anti-angiogenic ATIII, inhibit angiogenesis in vitro and inhibit tumor growth in mice. Potential anti-angiogenic applications of rhATIII, outside the field of oncology, may be developed by the ATIII LLC.
RhATIII is being developed under a royalty-bearing license from Centeon, a wholly owned subsidiary of Aventis SA and the successor to Behringwerke AG.

Human Serum Albumin. HSA is the protein principally responsible for maintaining oncotic pressure, plasma volume and the balance of fluids in blood. It is critical to the transport of amino acids, fatty acids and hormones in the blood stream. The therapeutic use of HSA is indicated in situations of blood loss and/or decreased blood albumin levels which can occur during shock, serious burns, pre- and post-operative conditions, congestive heart failure and gastric, liver and intestinal malfunctions. HSA is currently produced by human plasma fractionation, with worldwide sales of approximately $1 billion to $1.5 billion.

GTC has expressed transgenic HSA in mice at levels equivalent to or greater than 35 grams per liter and, in 1999, successfully produced transgenic cattle expressing this protein in their milk at commercially feasible levels. An individual cow is expected to produce 80 kilograms of albumin annually. GTC believes that this level of production should provide the Company with the ability to produce HSA at costs competitive with albumin sourced from human blood, and in the amounts required to meet market demand. GTC has refined its purification process for transgenic HSA and developed a detailed economic model for its commercial production. The Company has entered into an agreement with Fresenius AG of Bad Homburg, Germany, to develop and commercialize transgenic HSA.

Malaria Vaccine. GTC's transgenic expression system has the potential to express the correct, immunogenic protein for use as a malaria vaccine both economically and on a large scale. Malaria is a disease that has an annual incidence of more than 300 million people worldwide and results in several million deaths annually. GTC is working with the National Institutes of Health (the "NIH") and the Federal Malaria Vaccine Coordinating Committee to express a malaria protein, which is considered a promising vaccine candidate and to examine the options for commercializing the vaccine. The Company has entered into a CRADA with the NIH and during 1998 achieved high level expression of the candidate vaccine malaria antigen, MSP-1, in the milk of transgenic mice. The MSP-1 protein successfully protected Aotus nancymai monkeys in a preclinical vaccine study conducted by the NIAID. The Company is currently evaluating strategies for further development of this promising vaccine candidate.

Sale of Primedica Corporation CRO Services

GTC acquired its contract research organization ("CRO") capabilities through the acquisitions of TSI Corporation in October 1994 and BioDevelopment Laboratories, Inc. in June 1995. In February 1998, GTC reorganized its CRO businesses under a wholly owned subsidiary, Primedica Corporation ("Primedica"), to provide a unified identity and a dedicated structure for further growth of its CRO business. Primedica conducted its CRO services through four laboratories:
Primedica Worcester (Massachusetts), Primedica Redfield (Arkansas), Primedica Rockville (Maryland), as well as Primedica Argus (Pennsylvania).

Primedica had $72 million in revenue in 2000 and generated net income of $224,000. In February 2001, the Company sold Primedica to Charles River Laboratories, Inc. (NYSE: CRL). GTC received $26 million in cash, 658,945 shares of CRL common stock valued at $15.9 million and Charles River Laboratories assumed all of Primedica's approximately $9 million of capital leases and long-term debt.

Relationship With Genzyme

Equity Position. Genzyme is the largest single stockholder of the Company, holding 7,744,919 shares of common stock as of December 31, 2000, which represents approximately 26% of the outstanding GTC common stock, Genzyme also holds four common stock purchase warrants exercisable for 145,000, 288,000, 55,833 and 29,491 shares of GTC common stock at prices of $2.84, $4.88, $6.30 and $6.30 per share, respectively, the market price of the common stock at the time the respective Genzyme warrants were issued. All of the shares held by Genzyme (including shares issuable on exercise of Genzyme warrants) are entitled to registration rights.

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

ATIII LLC. In January 1998, the Company entered into a collaboration agreement for the development of rhATIII with Genzyme forming the ATIII LLC joint venture. Under the terms of the agreement, Genzyme funded 70% of the development costs of rhATIII up to a maximum of $33 million. The Company funded the remaining 30% of these costs. Development costs in excess of these amounts were to be funded equally by the partners. The $33 million funding level was achieved by Genzyme in 2000. The Company and Genzyme were also to make capital contributions to the ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners were to contribute manufacturing, marketing and other resources to the ATIII LLC at cost. Genzyme and GTC each own 50% of the venture, although Genzyme is obligated to make certain milestone payments to GTC if and when rhATIII has been approved by the FDA and certain sales levels have been reached. Profits and losses are shared according to ownership percentages. The agreement covers all territories other than Asia.

In late 2000, the Company announced that it expected to re-acquire from Genzyme the rights to rhATIII that it did not already own. In early 2001, the ATIII LLC met with the U.S. Food and Drug Administration to discuss the status of the clinical development program for the rhATIII molecule in the treatment of heparin resistance in patients about to undergo cardiopulmonary bypass surgery. While no outstanding concerns have been raised about GTC's technology or its application, the level of expense and time involved in developing the additional data required by the FDA is not justified by the potential market size of the heparin resistance indication therefore, the ATIII LLC agreed to discontinue development in this indication.

The ATIII LLC is performing business and scientific evaluations of the rhATIII molecule in other indications. Should these evaluations support commitment to developing rhATIII for another indication(s), the work done for the heparin resistance indication may be used in whole or in part to pursue this opportunity. Based on the outcome of the evaluations as well as any discussions with Genzyme, the Company may proceed with a transaction to re-acquire the rights to rhATIII rights that it does not already own.

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

Other Strategic Collaborations

Tufts University School of Veterinary Medicine

Pursuant to a cooperation and licensing agreement, Tufts University School of Veterinary Medicine ("Tufts") has agreed to work exclusively with GTC until September 2001 in developing commercial applications of transgenic protein production in milk. Tufts has also granted GTC a perpetual, non-exclusive license to use certain proprietary microinjection technology and animal husbandry techniques. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts. The Company maintains a herd of approximately 136 goats at Tufts' facility in Massachusetts.

SMIG JV

GTC held a 22% interest in a joint venture with Sumitomo Metal Industries Ltd. (the "SMIG JV"). Under this joint venture, GTC granted to the SMIG JV an exclusive license in Asia to use GTC's transgenic technology to make, use and sell transgenic products, including ATIII, until the later of 2008 or the expiration of any applicable Japanese patent, subject to various reciprocal royalty obligations.

The Company re-acquired from the SMIG JV the rights to its technology in the 18 Asian countries included in the joint venture. The 10 year-old joint venture has been dissolved. GTC can now directly develop its technology and the associated products in all 18 Asian countries or enter into separate agreements on a country-by-country or product-by-product basis. The Asian rights were re-acquired by issuing an aggregate of 333,334 shares of GTC common stock valued at approximately $11.1 million plus transaction costs of $143,000.

Patents and Proprietary Rights

GTC has filed 26 patent applications which cover relevant portions of its transgenic technology, several of which are covered by cross-licensing agreements. In addition, GTC has 8 issued and 52 pending foreign patents for the same technology. GTC holds exclusive and nonexclusive licenses from Genzyme to rights under a number of patent applications on file in the United States and corresponding foreign patent applications relating to certain aspects of its technology. GTC has a broad patent issued by the European Patent Office which covers a DNA construct and its use in the production of proteins in the milk of non-human, transgenic mammals. Other GTC applications as to specific proteins, classes of proteins, techniques to enhance expression and purification technologies remain pending. From 1998 through early 2001, the U.S. Patent and Trademark Office awarded GTC six patents, two covering the purification of proteins from the milk of transgenic animals, two more relating to the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals, one covering the production of ATIII in the milk of transgenic goats, and one covering the production of Prolactin in the milk of transgenic animals.

GTC has exclusive and nonexclusive licenses to technologies owned by other parties, including DNX, Inc. as to microinjection, Stanford University as to gene transfer, Centeon L.L.C. as the successor to Behringwerke AG as to ATIII, as well as promoter cross-licenses in place with PPL Therapeutics PLC ("PPL"), Pharming B.V. ("Pharming") and Advanced Cell Technology, Inc. as to cloning. Certain of the licenses require GTC to pay royalties on sales of products which may be derived from or produced using the licensed technology. The licenses generally extend for the life of any applicable patent.

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

Competition

Many companies, including biotechnology and pharmaceutical companies, are actively engaged in seeking efficient methods of producing proteins for therapeutic or diagnostic applications. Two other companies known to GTC are extensively engaged in the application of transgenic technology to mammals or the production of proteins for therapeutic use in humans: Pharming and PPL. Pharming, based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows, which are most suitable for extremely high volume protein production. PPL, based in Scotland, utilizes primarily sheep for transgenic protein production. There are also other companies seeking to develop transgenic technology in other non-mammal animals and in plants.

Government Regulation

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

The FDA licenses biological products under the authority of the Public Health Service ("PHS") Act. With respect to therapeutic biological products, generally, the standard FDA approval process includes preclinical laboratory and animal testing, submission of an IND to the FDA and completion of appropriate human clinical trials to establish safety and effectiveness. Prior to passage of the FDA Modernization Act of 1997 ("FDAMA"), applicants for a license to market a biological product filed both an establishment license application (an "ELA") and a product license application (a "PLA"). Since the passage of FDAMA, the FDA has taken actions to make the licensing process for biological products more consistent with the process for the approval of new drugs. Accordingly, since October 20, 2000, all manufacturers seeking a license to market a biological product in interstate commerce must file a single Biological License Application (a "BLA").

PLAs and ELAs filed in the interim will be administratively handled by the FDA as a BLA. If a manufacturer successfully demonstrates that the biological product meets PHS standards, that is, that the product is safe, pure and potent and that the facility in which it is manufactured meets standards designed to ensure that the product continues to be safe, pure and potent, the manufacturer will receive a biological license to market the product in interstate commerce. The approval process for the Company's protein production programs may be undertaken either by the Company, by a collaborator for which the Company is producing proteins, or jointly, depending upon the nature of the relationship involved.

Research and Development Costs

During its fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, GTC spent $18,976,000, $15,092,000 and $16,641,000, respectively, on research and development. These costs include labor, materials and supplies and overhead, the cost of operating the transgenics production facility, as well as certain subcontracted research projects.

Employees

As of March 1, 2001, GTC employed 143 people. Of GTC's total employees, 79 were engaged in operations, 25 were engaged in research and development and 39 were engaged in marketing and general administration. Of GTC's employees, approximately 14 have Ph.D. degrees, 1 has an M.D. degree and 14 have D.V.M. degrees. None of GTC's employees are covered by collective bargaining agreements. GTC believes its employee relations are satisfactory.

ITEM 1A.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The current executive officers of the Company and their respective ages and positions are as follows:

Name                                             Age                    Position
----                                             ---                    --------

James A. Geraghty...............................  46    Chairman of the Board
Sandra Nusinoff Lehrman, M.D....................  53    President and Chief Executive Officer
                                                        Vice President, Chief Financial Officer and

John B. Green...................................  47    Treasurer

Harry M. Meade, Ph.D............................  54    Vice President, Transgenics Research
Michael W. Young................................  49    Vice President, Commercial Development

Mr. Geraghty has been Chairman of the board of directors of GTC since January 1998 and has been a director since February 1993. Mr. Geraghty was the President and Chief Executive Officer of GTC from its incorporation in February 1993 until July 1998. From July 1998 until December 2000 Mr. Geraghty served as President of Genzyme Europe and since January 2001, as Senior Vice President, International Development of Genzyme.

Dr. Lehrman has been the President, Chief Executive Officer and a director of GTC since July 1998. Before joining GTC, Dr. Lehrman was President and Chief Operating Officer of CytoTherapeutics, Inc., a biotechnology company focused on the development of cell therapy systems, and Vice President, Drug Development of Triangle Pharmaceuticals, Inc., an antiviral drug development company from July 1995 to July 1996. She also held several positions from 1983 to 1994 at Wellcome PLC, the last being International Director, Biotechnology and Vice President, General Manager of Burroughs Wellcome Mfg., Inc., a biopharmaceutical production subsidiary. Mr. Green has been the Vice President and Chief Financial Officer of GTC since December 1994 and Treasurer since August 1997. He has also served as Vice President and Treasurer of TSI, a wholly owned subsidiary of GTC, since March 1993 and as its Chief Financial Officer since December 1994. Prior to that, he was Vice President and Assistant Treasurer of TSI from December 1989.

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

Mr. Young has served as Vice President, Commercial Development since October 1995 when he joined GTC. Prior to joining GTC, Mr. Young was Vice President of Business Development for PerSeptive Biosystems from 1993 and Vice President of Marketing of Verax Corporation from 1986 to 1993.

ITEM 2. PROPERTIES

GTC's headquarters for the transgenics business is located in 12,468 square feet of office space in Framingham, Massachusetts under a lease which expires in March 2006. GTC's research facility for the transgenics business is located in approximately 6,900 square feet of laboratory and office space leased from Genzyme in Framingham, Massachusetts. This lease expired in May 1998, at which time the lease automatically renewed, and continues to renew annually, on a year-to-year basis until terminated by either party on 90 days' notice. (See "Item 1 - Business--Relationship with Genzyme.")

GTC owns a 383-acre facility in central Massachusetts. This facility contains 106,793 square feet of production, laboratory and administrative space dedicated to its transgenic segment. The facility also currently houses more than 1,500 goats. GTC believes its current owned and leased facilities are adequate for significant further development of commercial transgenic products. GTC also currently utilizes animal housing, care and treatment facilities operated by Tufts in Massachusetts.

ITEM 3. LEGAL PROCEEDINGS

GTC is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2000, no matter was submitted to a vote of the security holders of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GTC's common stock commenced trading on July 9, 1993 on the Nasdaq National Market System under the symbol GZTC. Quarterly high and low sales prices for the stock as reported by the Nasdaq National Market System are shown below.

                                               HIGH              LOW
                                               ----              ---
   1999:
      1st  Quarter                             6 3/8            3 3/4
      2nd Quarter                              5 5/8            3 1/8
      3rd  Quarter                             8 1/2            4 1/2
      4th  Quarter                            13 1/8            5 5/8

   2000:
      1st  Quarter                            50               10
      2nd Quarter                             31 1/2           12 3/8
      3rd  Quarter                            40 3/16          25 1/2
      4th  Quarter                            36 1/8           14

On March 19, 2001 there were approximately 792 shareholders of GTC of record.

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

In September 2000, in order to terminate the SMIG JV, the Company issued an aggregate of 333,334 shares of its common stock to Sumitomo Metal Industries, Ltd. and an affiliate ("Sumitomo"). In exchange, Sumitomo transferred to a wholly owned subsidiary of the Company all of the outstanding shares of SMI Genzyme Ltd., a Japanese corporation, held by Sumitomo. As a result, the Company directly and indirectly holds all of the outstanding equity in SMI Genzyme Ltd. The Company believes that the issuance to Sumitomo qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2000 and January 2, 2000 and for each of the three fiscal years in the period ended December 31, 2000 are derived from the Company's consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of January 3, 1999, December 28, 1997 and December 29, 1996, and for the years ended December 28, 1997 and December 29, 1996 are derived from audited consolidated financial statements not included in this Report.

This data should be read in conjunction with the Company's consolidated financial statements and related notes thereto under Item 8 of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report.

                             SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)

                                                                                 For the Fiscal Years Ended
                                                       ----------------------------------------------------------------------------
                                                       December 31,     January 2,      January 3,     December 28,    December 31,
                                                           2000            2000            1999            1997            1996
                                                       ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:

Sponsored research and development revenue             $     16,163    $     13,825    $     11,596    $     19,521    $      8,338

Costs and expenses:
      Research and development                               18,976          15,092          16,641          17,840           8,684
      Selling, general and administrative
                                                              9,148           7,875           6,042           7,381           5,170
      Equity in loss of joint ventures
                                                              4,625           3,797           4,285             811             356
                                                       ------------    ------------    ------------    ------------    ------------
                                                             32,749          26,764          26,968          26,032          14,210
                                                       ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                             (16,586)        (12,939)        (15,372)         (6,511)         (5,872)
Other income and (expenses):
      Interest income                                         3,770              65             280             116              84
      Interest expense                                       (1,001)         (1,232)           (251)           (465)           (651)
      Other income                                               --             484             100              50             587
                                                       ------------    ------------    ------------    ------------    ------------

Loss from continuing operations                        $    (13,817)   $    (13,622)   $    (15,243)   $     (6,810)   $     (5,852)
Discontinued operations
      Loss from discontinued contract research
            operations (less applicable taxes of
            $248, $320, $264, $0 and $0)                       (324)         (5,139)         (4,347)         (2,533)         (1,894)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $    (14,141)   $    (18,761)   $    (19,590)   $     (9,343)   $     (7,746)
Dividends to preferred shareholders                             (74)         (1,497)         (1,156)
                                                       ------------    ------------    ------------    ------------    ------------
Net loss available to common shareholders              $    (14,215)   $    (20,258)   $    (20,746)   $     (9,343)   $     (7,746)
                                                       ============    ============    ============    ============    ============
Netloss available to common shareholders per weighted
   average number of common
   shares (basic and diluted):
      From continuing operations                       $      (0.49)   $      (0.76)   $      (0.91)   $      (0.39)   $      (0.39)
                                                       ============    ============    ============    ============    ============
      From discontinued contract research operations   $      (0.01)   $      (0.26)   $      (0.24)   $      (0.15)   $      (0.13)
                                                       ============    ============    ============    ============    ============
      Net loss                                         $      (0.50)   $      (1.02)   $      (1.15)   $      (0.54)   $      (0.52)
                                                       ============    ============    ============    ============    ============
Weighted average number of shares
   outstanding (basic and diluted)                       28,373,283      19,876,904      17,978,677      17,253,292      14,801,725

                                               Pro Forma (1)
                                                December 31,   December 31,    January 2,     January 3,   December 28, December 31,
                                                   2000           2000           2000           1999           1997         1996
                                                  -------       --------       --------       --------       --------    ---------
Balance Sheet Data:

Cash and cash equivalents                          64,836       $ 41,024       $  7,813       $ 12,097       $  6,777       $  9,132

Marketable securities                              41,375         25,508             --             --             --             --

Working capital                                    90,796         88,389         16,715         26,903         22,567         32,550
Net assets of
discontinued research
    operations held for sale                           --         37,272         33,155         32,039         31,670         33,405

Total assets                                      136,810        134,403         58,518         60,052         50,187         49,568

Long-term liabilities                                 294            294          6,256          3 063          2,162          3,222

Shareholders' equity                              117,250        114,843         26,206         36,220         27,378         35,204

There were no cash dividends paid for any period presented.

(1) Pro Forma adjustment reflects the sale of Primedica for net proceeds of $39.7 million in cash and stock

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In February 2001, Genzyme Transgenics Corporation ("GTC" or the "Company") completed the sale of Primedica Corporation ("Primedica") to Charles River Laboratories, Inc. ("CRL"). GTC received $26 million in cash, 658,945 shares of CRL common stock valued at $15.9 million and CRL assumed all of Primedica's approximately $9 million of capital leases and long-term debt (see Note 2). Primedica is reported as a discontinued operation in these financial statements. Accordingly, the results of operations and the balance sheet data exclude the results of operations and assets and liabilities of Primedica and its subsidiaries.

Year Ended December 31, 2000 as Compared to Year Ended January 2, 2000

Total revenues for 2000 were $16.2 million, compared with $13.8 million in 1999, an increase of $2.4 million or 17%. The increase in revenues is due to a greater number of transgenic programs in 2000 as well as milestone based revenues earned during 2000 in association with the progress on previously existing transgenic programs.

Sponsored research and development expenses increased to $15.6 million in 2000 from $11.4 million in 1999, an increase of $4.2 million or 37%. The increase in sponsored research and development expenses was due to an increase in the number of transgenic programs. Internal research and development expenses decreased to $3.3 million in 2000 from $3.7 million in 1999, a decrease of $400,000 or 11%, reflecting a reallocation of resources to sponsored research and development programs.

Gross profit on sponsored research and development for 2000 was $544,000, a gross margin of 3%, versus $2.4 million, a gross margin of 18% in 1999. The decrease in sponsored research and development gross margin is due to increased milestones earned in 1999 which carry a higher gross profit.

Selling, general and administrative ("S,G&A") expenses increased to $9.1 million in 2000 from $7.9 million in 1999, an increase of $1.2 million or 15%. The increase is primarily due to a one-time charge associated with the acceleration of vesting of non-employee stock options.

Interest income increased to $3.8 million in 2000, from $65,000 in 1999, due to the investment of proceeds generated by the public offering in February 2000. Interest expense decreased to $1 million in 2000, from $1.2 million in 1999. Of the 2000 interest expense total, approximately $468,000 represents interest for the financing of the transgenic production facility, $98,000 represents interest incurred under the Company's bank line of credit and $358,000 represents amortization of deferred financing costs.

The Company did not recognize any non-operating income in 2000. In 1999 the Company recognized $484,000 of non-operating income from the receipt of an insurance settlement.

The Company recognized $4.6 million of losses incurred in connection with the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") in 2000 as compared to $3.8 million in 1999, an increase of 21%. The increase is due to a higher spending rate in 2000.

The Company recognized a loss of $324,000 from discontinued contract research operations in 2000 versus a loss of $5.1 million in 1999. The decrease in the loss is due to an increase in Primedica's revenues in 2000 as a result of an intentional shift in the mix of Primedica services to faster growing service areas such as metabolism and pharmacokinetics, formulation chemistry, analytical chemistry and bioproduction.

Year Ended January 2, 2000 as Compared to Year Ended January 3, 1999

Total revenues for 1999 were $13.8 million, compared with $11.6 million in 1998, an increase of $2.2 million or 19%. The increase in revenues is due to new transgenic programs in fiscal 1999 as well as milestones earned during 1999 in association with the progress on previously existing transgenic programs.

Sponsored research and development expenses increased to $11.4 million in 1999 from $10.5 million in 1998, an increase of $900,000 or 9%. The increase in sponsored research and development expenses was due to an increase in activity in sponsored research and development programs. Internal research and development expenses decreased to $3.7 million in 1999 from $6.2 million in 1998, a decrease of $2.5 million or 40%. The decrease was due primarily to a reallocation of resources to sponsored research and development programs.

Gross profit on sponsored research and development for 1999 was $2.4 million, a gross margin of 18%, versus $1.1 million, a gross margin of 10% in 1998. The increase in sponsored research and development gross margin is due to increased milestones earned in 1999 which carry a higher gross profit.

Selling, general and administrative ("S,G&A") expenses increased to $7.9 million in 1999 from $6.1 million in 1998, an increase of $1.8 million or 29%. The increase was due to the addition of administrative personnel required to support the growth in transgenic business as well as approximately $500,000 of transaction costs for uncompleted merger and acquisition activities and $450,000 of additional patent and legal expense.

Interest income decreased to $65,000 in 1999, from $280,000 in 1998, due to lower funds available for investment. Interest expense increased to $1.2 million in 1999, from $251,000 in 1998. Of the 1999 interest expense total, approximately $300,000 represents interest for the financing of the transgenic production facility, $600,000 represents interest incurred under the Company's bank line of credit and $400,000 represents amortization of deferred financing costs.

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

The Company recognized a loss of $5.1 million from discontinued contract research operations in 1999 versus a loss of $4.3 million in 1998. The increase in the loss is due to a charge in the amount of $1.2 million in 1999 which represents costs associated with the consolidation of Primedica's Massachusetts operations into a single facility.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000 and 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards Nos. 138 and 137 ("SFAS 138" and "SFAS 137"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 clarifies certain provisions of SFAS 133, and SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In February 2001, the Company completed the sale of its preclinical research organization, Primedica, to CRL. Net proceeds to the Company were $39.7 million in cash and CRL stock (see Note 12).

On a pro forma basis at December 31, 2000, adjusted for the impact of the Primedica sale in February 2001, the Company had cash and cash equivalents of $64.8 million, working capital of $90.8 million and tangible net worth of $117.3 million.

In February 2000, the Company completed a secondary public offering of approximately 4 million shares of common stock, including the exercise of an overallotment. Net proceeds to the Company, after expenses, were $75 million. Subsequent to the completion of the secondary public offering, the Company paid down its revolving credit lines in the amount of $15.8 million. Following this pay down, the full $15.8 million under these credit lines (see Item 8 appearing in this report) remains available for borrowing. In conjunction with the offering, the Company issued a Notice of Redemption to Genzyme for all outstanding shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Prior to effecting this redemption, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of common stock. The Company paid a cash dividend of $157,000 in conjunction with the conversion. As a result of the offering, the $6.3 million Genzyme Credit Line was eliminated.

The Company had cash, cash equivalents and marketable securities of $66.5 million at December 31, 2000. During 2000, the Company had a $33.2 million net increase in cash. Sources of funds during the period include $89.3 million of net proceeds from the issuance of common stock, comprised of $75 million from the public offering, $6.8 million from the exercise of warrants and $7.5 million from the issuance of common stock under various employee stock plans. Uses of funds during 2000 included $3.5 million used in operations, $46.6 million used to purchase marketable securities, $15.8 million used to pay down the bank revolving credit line, which remains fully available for future borrowing, $2 million invested in capital equipment, further expansion of the transgenic production facility and $5.7 million invested in the ATIII LLC.

The Company had working capital of $88.4 million at December 31, 2000 compared to $16.7 million at January 2, 2000. As of December 31, 2000, the Company had $15.8 million available under a line of credit with a commercial bank. The Company is preparing plans for expansion of its transgenic production facilities in Central Massachusetts as well as establishment of a second production site in order to facilitate growth in the number of development programs and commercialization of ongoing transgenic programs. Although no significant contractual commitments have been made to date, the Company anticipates investing between $4.1 million and $6 million on these efforts over the next 18-24 months.

Under the Company's current operating plan, existing cash balances along with funds available under the bank line are expected to be sufficient to fund the Company through the next few years.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements, and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances and regulatory requirements. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms, to continue its operations the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has certain financial instruments at December 31, 2000, including a guaranty, a revolving line of credit, a letter of credit and a loan outstanding which are sensitive to changes in interest rates. The Company has a guaranty by Genzyme Corporation, obtained in December 1998, of the Company's credit facility with a commercial bank, whose carrying value of $969,000 approximates fair value. Also, the Company has a revolving line of credit and two letters of credit with a commercial bank for $17.5 million, the line of credit accrues interest at a variable rate. The weighted average interest rate on the amounts outstanding during 2000 was 0.7%. At December 31, 2000, nothing is outstanding under the line. As part of the revolving credit facility at a commercial bank, the Company has been issued a $1.5 million standby letter of credit in support of a major facility lease, of which none has been drawn down at December 31, 2000. As part of the sale of Primedica, in February 2001, the standby letter of credit was cancelled and was no longer outstanding. Additionally, the Company has one loan outstanding. These instruments are not leveraged and are held for purposes other than trading.

For the loan outstanding, the table below presents the principal cash flows that exist by maturity date and the related average interest rate.

                                        2001     2002    2003    2004     2005     Thereafter      Total
                                        ----     ----    ----    ----     ----     ----------      -----
Variable rate debt ($ in 000's)        $6,430      --      --      --       --           --       $ 6,430

The interest rate of the variable debt was 7% at December 31, 2000. At December 31, 2000, the fair value of this loan approximates carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

Financial Statements

Response to this item is submitted as a separate section of this report immediately following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is set forth in part under the captions "ELECTION OF DIRECTORS" and "SECTION 16 (a) BENEFICIAL REPORTING COMPLIANCE" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 23, 2001 (the "Proxy Statement") which are incorporated herein by reference, and the remainder of such information is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 1A hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "EXECUTIVE EMPLOYMENT AGREEMENTS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Proxy Statement is incorporated herein by reference. See also, Notes 2, 6 and 11 to the Consolidated Financial Statements included herewith.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

(c)   Exhibits

      The exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

FORM 10-K-ITEMS 8, 14 (a) (1), (a) (2), and (d)

GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES

List Of Financial Statements And Financial Statement Schedules

    The following consolidated financial statements of Genzyme Transgenics Corporation and subsidiaries are included in Item 8:

                                                                                                                            Page #
                                                                                                                            ------
       Report of PricewaterhouseCoopers LLP - Independent Accountants ......................................................  19

       Consolidated Balance Sheets - December 31, 2000 and January 2, 2000 .................................................  20

       Consolidated Statements of Operations - For the fiscal years ended December 31, 2000,
       January 2, 2000 and January 3, 1999 .................................................................................  21

       Consolidated Statements of Shareholders Equity - For the fiscal years ended December 31, 2000,  January 2, 2000 and January 3, 1999 .......................................................  22

       Consolidated Statements of Cash Flows - For the fiscal years ended
       December 31, 2000, January 2, 2000 and January 3, 1999 ..............................................................  23

       Notes to Consolidated Financial Statements ..........................................................................  24

       Report of PricewaterhouseCoopers LLP on Financial Statement Schedules - Independent Accountants .....................  41

       Schedule II - Supplemental Valuation and Qualifying Accounts ........................................................  42

    The following financial statements of ATIII LLC are included in Item 4 (d):

       Report of PricewaterhouseCoopers LLP - Independent Accountants ......................................................  43

              Balance Sheets - December 31, 2000 and December 31, 1999 .....................................................  44

              Statements of Operations - For the fiscal years ended December 31,
              2000, December 31, 1999, December 31, 1998 and for the cumulative period from inception (January 1, 1998) to December 31, 2000 .................................................  45

              Statements of Cash Flows - For the fiscal years ended December 31,
              2000, December 31, 1999, December 31, 1998 and for the cumulative period from inception (January 1, 1998) to December 31, 2000 .................................................  46

              Statements of Changes in Venturer's Capital - For the cumulative period from inception
              (January 1, 1998) to December 31, 2000 .......................................................................  47

Notes to Financial Statements ..............................................................................................  48

SIGNATURES .................................................................................................................  51

EXHIBIT INDEX ..............................................................................................................  52

All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Genzyme Transgenics Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Genzyme Transgenics Corporation and its subsidiaries at December 31, 2000 and January 2, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2001

                         GENZYME TRANSGENICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands except share amounts)

                                                                                         Unaudited
                                                                                         Pro Forma
                                                                                          (Note 13)
                                                                                         December 31,    December 31,     January 3,
                                                                                             2000            2000            2000
                                                                                          ---------       ---------       ---------
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                                              $  64,836       $  41,024       $   7,813
   Marketable securities                                                                     41,375          25,508              --
   Accounts receivable                                                                        1,765           1,765             463
   Unbilled contract revenue, net of allowance of $361
      and $75 at December 31, 2000 and January 2, 2000,
      respectively (including $388 and $412 from related
      parties at December 31, 2000 and January 2, 2000,
      respectively)                                                                             988             988             462
   Other current assets                                                                       1,098           1,098             878
   Net assets of discontinued contract research operations held
      for sale (Note 2 and Note 13)                                                              --          37,272          33,155
                                                                                          ---------       ---------       ---------
         Total current assets                                                               110,062         107,655          42,771
Net property, plant, and equipment                                                           13,841          13,841          13,154
Intangible assets                                                                            12,907          12,907           2,593
                                                                                          ---------       ---------       ---------
                                                                                          $ 136,810       $ 134,403       $  58,518
                                                                                          =========       =========       =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $   1,073       $   1,073       $     634
   Accounts payable - Genzyme Corporation                                                     1,344           1,344             559
   Payable to ATIII LLC                                                                       1,096           1,096           2,151
   Revolving line of credit                                                                      --              --          15,750
   Accrued expenses                                                                           4,514           4,514           3,689
   Deferred contract revenue                                                                  4,522           4,522           2,383
   Current portion of long-term debt and capital leases                                       6,717           6,717             890
                                                                                          ---------       ---------       ---------
      Total current liabilities                                                              19,266          19,266          26,056
   Long-term debt and capital leases, net of current portion                                    223             223           6,168
   Deferred lease obligation                                                                     71              71              88
                                                                                          ---------       ---------       ---------
       Total liabilities                                                                     19,560          19,560          32,312
Commitments and Contingencies (Note 3)
Shareholders' equity:
  Preferred stock, 5,000,000 shares authorized of which 20,000 have been designated Series A convertible and 12,500 have
  been designated as Series B convertible                                                        --              --              --
     Series B convertible preferred stock;  $.01 par value;
        no shares and 6,602 shares were issued and outstanding at
        December 31, 2000 and January 2, 2000, respectively -                                    --              --              --
     Common stock, $.01 par value; 100,000,000 shares authorized;
        29,697,151 and 22,601,296 shares issued and outstanding
        at December 31, 2000 and January 2, 2000, respectively                                  297             297             226

   Dividend on preferred stock                                                                   --              --          (2,653)

   Capital in excess of par value - preferred stock                                              --              --           6,647

   Capital in excess of par value - common stock                                            194,255         194,255          87,895

Unearned compensation                                                                            --              --            (284)
Accumulated deficit                                                                         (77,359)        (79,766)        (65,625)

   Accumulated other comprehensive income                                                        57              57              --
                                                                                          ---------       ---------       ---------
       Total shareholders' equity                                                           117,250         114,843          26,206
                                                                                          ---------       ---------       ---------
                                                                                          $ 136,810       $ 134,403       $  58,518
                                                                                          =========       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         GENZYME TRANSGENICS CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
            (Dollars in thousands except share and per share amounts)

                                                                                          For the Fiscal Years Ended
                                                                                          --------------------------
                                                                             December 31,          January 2,           January 3,
                                                                                 2000                2000                  1999
                                                                             ------------         ------------         ------------
   Revenues:
     Sponsored research and development                                      $     16,163               13,825               11,596
                                                                             ------------         ------------         ------------
                                                                                   16,163               13,825               11,596
Costs and operating expenses:
     Research and development:
         Sponsored                                                                 15,619               11,402               10,486
         Internal                                                                   3,357                3,690                6,155
     Selling, general and administrative                                            9,148                7,875                6,042
     Equity in loss of joint ventures                                               4,625                3,797                4,285
                                                                             ------------         ------------         ------------
                                                                                   32,749               26,764               26,968
                                                                             ------------         ------------         ------------
Loss from continuing operations                                                   (16,586)             (12,939)             (15,372)
Other income (expense):
   Interest income                                                                  3,770                   65                  280
   Interest expense                                                                (1,001)              (1,232)                (251)
   Other income                                                                        --                  484                  100
                                                                             ------------         ------------         ------------
Loss from continuing operations                                                   (13,817)             (13,622)             (15,243)
Discontinued operations
   Loss from discontinued contract research
      operations (less applicable taxes of
      $248, $320 and $264)                                                           (324)              (5,139)              (4,347)
                                                                             ------------         ------------         ------------
Net loss                                                                     $    (14,141)        $    (18,761)        $    (19,590)
Dividend to preferred shareholders                                                    (74)              (1,497)              (1,156)
                                                                             ------------         ------------         ------------
Net loss available to common shareholders                                    $    (14,215)        $    (20,258)        $    (20,746)
                                                                             ============         ============         ============
Net loss available per common share (basic and diluted):
   From continuing operations                                                $      (0.49)        $      (0.76)        $      (0.91)
                                                                             ============         ============         ============
   From discontinued contract research operations                            $      (0.01)        $      (0.26)        $      (0.24)
                                                                             ============         ============         ============
   Net loss                                                                  $      (0.50)        $      (1.02)        $      (1.15)
                                                                             ============         ============         ============
Weighted average number of common shares
    outstanding (basic and diluted)                                            28,373,283           19,876,904           17,978,677
                                                                             ============         ============         ============
Comprehensive loss:
    Net loss                                                                 $    (14,141)        $    (18,761)        $    (19,590)
    Other comprehensive income:
    Unrealized holding gains on available for sale securities                          57                   --                   --
                                                                             ------------         ------------         ------------
    Total other comprehensive income                                                   57                   --                   --
                                                                             ------------         ------------         ------------
Comprehensive loss                                                           $    (14,084)        $    (18,761)        $    (19,590)
                                                                             ============         ============         ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                         Series A
                                                        Convertible                               Capital in      Capital in
                                                      Preferred Stock   Common Stock               Excess of       Excess of
                                                      ---------------   ------------               Par Value       Par Value
                                                     Shares    Amount   Shares  Amount  Dividend  Common Stock  Preferred Stock
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1997                               --  $     --  17,403    $174   $     --     $54,478       $     --
Net loss
Sale of preferred stock to institutional
investors,  net of expenses                              20                                                          18,922
Issuance of warrants in connection with the
preferred stock offering                                                                 (1,156)       1,301          (145)
Sale of common stock in a private placement,  net
of expenses                                                              603        6                  6,440
Common stock issuance under Employee Stock
Purchase Plan                                                            229        2                  1,149
Common stock issuance in connection with the GTC
Savings and Retirement Plan                                               43        1                    398
Issuance of warrants in connection with a debt
financing                                                                                                969
Issuance of stock options to non-employees                                                               519
Proceeds from the exercise of stock options                              106        1                    462
--------------------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1999                                 20        --  18,384     184     (1,156)     65,716         18,777
Net loss
Sale of common stock in a private placement, net
of expenses                                                              686        7                  5,421
Common stock issuance under Employee Stock
Purchase Plan                                                            239        4                    992
Common stock issuance in connection with the GTC
Savings and Retirement Plan                                               95        1                    510
Conversion of  Series A Preferred Stock                 (14)           2,830       27                 13,008        (13,035)
Common stock issuance for ACT License Agreement                          217        2                    998
Redemption of Series A Preferred Stock                   (6)                                (861)                    (5,741)
Issuance of Series B Preferred Stock and related
warrants,  net of issuance costs                          7                                 (343)        343          6,563
Dividend attributed to beneficial conversion                                                (210)        210
Dividend accrued on Series B Preferred Stock                                                 (83)                        83
Unearned compensation                                                                                   (37)
Proceeds from the exercise of stock options                              150        1                    734
--------------------------------------------------------------------------------------------------------------------------------

Balance, January 2, 2000                                  7        --  22,601     226     (2,653)     87,895          6,647
Net loss
Conversion of Series B Preferred Stock, including
expenses                                                 (7)                                                        (6,564)
Payment of dividend                                                                                                   (157)
Conversion of  Series A Preferred Stock                                1,048       10      2,727       3,818
Common stock issuance under Employee Stock
Purchase Plan                                                            237        2                  1,209
Common stock issuance in connection with the GTC
Savings and Retirement Plan                                               45        1                    566
Dividend on Preferred Stock                                                                 (74)                         74
Proceeds from the exercise of stock options                              958       10                  6,291
Unearned compensation                                                                                  1,531
Unrealized gain on investment
Conversion of warrants                                                   450        5                  6,815
Common stock issuance in connection with the
acquisition of SMIG                                                      333        3                 11,040
Common stock issuance in connection with the
public offering, net of expenses                                       4,025       40                 75,090
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                               --  $     --  29,697    $297   $     --    $194,255       $     --
================================================================================================================================


                                                                                Accumulated
                                                                                  Other            Total
                                                        Unearned   Accumulated  Comprehensive   Stockholders'
                                                      Compensation   Deficit       Income          Equity
------------------------------------------------------------------------------------------------------------
Balance, December 28, 1997                             $     --    $(27,274)      $     --          $27,378
Net loss                                                            (19,590)                        (19,590)
Sale of preferred stock to institutional
investors,  net of expenses                                                                          18,922
Issuance of warrants in connection with the
preferred stock offering                                                                                  -
Sale of common stock in a private placement,  net
of expenses                                                                                           6,446
Common stock issuance under Employee Stock
Purchase Plan                                                                                         1,151
Common stock issuance in connection with the GTC
Savings and Retirement Plan                                                                             399
Issuance of warrants in connection with a debt
financing                                                                                               969
Issuance of stock options to non-employees                (437)                                          82
Proceeds from the exercise of stock options                                                             463
------------------------------------------------------------------------------------------------------------

Balance, January 3, 1999                                  (437)     (46,864)            --           36,220
Net loss                                                            (18,761)                        (18,761)
Sale of common stock in a private placement, net
of expenses                                                                                           5,428
Common stock issuance under Employee Stock
Purchase Plan                                                                                           996
Common stock issuance in connection with the GTC
Savings and Retirement Plan                                                                             511
Conversion of  Series A Preferred Stock                                                                   -
Common stock issuance for ACT License Agreement                                                       1,000
Redemption of Series A Preferred Stock                                                               (6,602)
Issuance of Series B Preferred Stock and related
warrants,  net of issuance costs                                                                      6,563
Dividend attributed to beneficial conversion                                                              -
Dividend accrued on Series B Preferred Stock                                                              -
Unearned compensation                                       153                                         116
Proceeds from the exercise of stock options                                                             735
------------------------------------------------------------------------------------------------------------

Balance, January 2, 2000                                  (284)     (65,625)            --           26,206
Net loss                                                            (14,141)                        (14,141)
Conversion of Series B Preferred Stock, including
expenses                                                                                             (6,564)
Payment of dividend                                                                                    (157)
Conversion of  Series A Preferred Stock                                                               6,555
Common stock issuance under Employee Stock
Purchase Plan                                                                                         1,211
Common stock issuance in connection with the GTC
Savings and Retirement Plan                                                                             567
Dividend on Preferred Stock                                                                               -
Proceeds from the exercise of stock options                                                           6,301
Unearned compensation                                       284                                       1,815
Unrealized loss on investment                                                           57               57
Conversion of warrants                                                                                6,820
Common stock issuance in connection with the
acquisition of SMIG                                                                                  11,043
Common stock issuance in connection with the
public offering, net of expenses                                                                     75,130
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                             $     --    $(79,766)           $57         $114,843
============================================================================================================

               The accompanying notes are an integral part of the
                        consolidated financial statements

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                            FOR THE FISCAL YEARS ENDED
                                                                                 ----------------------------------------------
                                                                                 December 31,      January 2,        January 3,
                                                                                     2000            2000               1999
                                                                                 ------------      ----------        ----------
Cash flows for operating activities:
    Net loss from continuing operations                                            $(13,817)       $(13,622)         $(15,243)
    Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                                 2,070           1,862                984
        Charge for non-cash option                                                    1,815             116                 82
        Amortization/accretion marketable securities                                   (815)             --                 --
        Shares to be issued for 401-K employer match                                    567             511                399
        Loss on disposal of fixed assets                                                 24              --                 --
        Equity in loss of joint ventures                                              4,625           3,674              4,285
   Changes in assets and liabilities:
        Accounts receivable and unbilled contract revenue                            (1,828)          2,437              1,171
        Other current assets                                                           (220)           (704)                60
        Accounts payable                                                                439            (618)               430
        Accounts payable - Genzyme Corporation                                          785            (928)            (1,877)
        Other accrued expenses                                                          708             165               (356)
        Deferred contract revenue                                                     2,139           1,365                680
                                                                                   --------        --------           --------
        Net cash used in operating activities                                        (3,508)         (5,742)            (9,385)
Cash flows for investing activities:
    Purchase of property, plant and equipment                                        (1,988)         (3,276)            (5,213)
    Investment in joint ventures                                                     (5,680)         (3,941)            (1,867)
    Purchase of marketable securities                                               (46,636)             --                 --
    Redemption of marketable securities                                              22,000              --                 --
    Cash paid for acquisition of SMIG                                                   (26)             --                 --
    Other assets                                                                         90            (842)              (209)
                                                                                   --------        --------           --------
         Net cash used in investing activities                                      (32,240)         (8,059)            (7,289)
Cash flows from financing activities:
    Net proceeds from the issuance of common stock                                   75,130           5,428              6,446
    Dividends paid                                                                     (157)             --                 --
    Redemption of Series A convertible preferred stock                                   --          (6,602)                --
    Net proceeds from the exercise of warrants                                        6,820              --                 --
    Net proceeds from employee stock purchase plan                                    1,211             996              1,151
    Net proceeds from the exercise of stock options                                   6,301             735                463
    Net proceeds from the issuance of Series  B convertible
       preferred stock and related warrants                                              --           6,563             18,922
    Proceeds from long-term debt                                                        609           4,544              2,146
    Repayment of long-term debt                                                        (727)           (434)            (1,410)
    Net (payments)  borrowings  under revolving line of credit                      (15,750)          4,654              5,096
    Investments and advances by Genzyme Corporation                                      --              --             (6,000)
    Other long-term liabilities                                                         (37)           (112)              (104)
                                                                                   --------        --------           --------
        Net cash provided by financing activities                                    73,400          15,772             26,710
Net cash used in  discontinued operations                                            (4,441)         (6,255)            (4,716)
                                                                                   --------        --------           --------
Net increase (decrease) in cash and cash equivalents                                 33,211          (4,284)             5,320
Cash and cash equivalents at beginning of the period                                  7,813          12,097              6,777
                                                                                   --------        --------           --------
Cash and cash equivalents at end of period                                         $ 41,024        $  7,813           $ 12,097
                                                                                   ========        ========           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended December 31, 2000 and January 3, 1999 (all tabular $ in thousands, except per share data)

NOTE 1. NATURE OF BUSINESS

In February 2001, Genzyme Transgenics Corporation ("GTC" or the "Company") completed the divestiture of its wholly-owned contract research organization ("CRO") subsidiary, Primedica Corporation ("Primedica") (see Note 13). Accordingly, Primedica is reported as a discontinued operation in these financial statements.

The Company is engaged in the application of transgenic technology to the development and production of recombinant proteins for therapeutic and diagnostic uses.

The accompanying financial statements have been presented on the assumption that the Company is a going concern. The Company has incurred losses and negative operating cash flow in each of the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999. The Company had working capital of $88.4 million at December 31, 2000.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, raising additional capital, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company was incorporated in February 1993. On October 1, 1994, the Company acquired its preclinical research organization, TSI Corporation ("TSI"), and its respective subsidiaries, Argus Research Laboratories, Inc. ("Argus"), The TSI Center for Diagnostic Products, Inc. ("CDP"), Health and Sciences Research Incorporated ("HSRI"), TSI Mason Laboratories, Inc. ("Mason"), TSI Redfield Laboratories, Inc. ("Redfield"), TSI Washington Laboratories, Inc. ("Washington") and G.D.R.U. Limited ("GDRU"). In July 1995, the Company acquired BioDevelopment Laboratories, Inc. ("BDL"). In 1995, the Company closed its HSRI facility and completed the sale of GDRU. HSRI and GDRU were the only facilities performing human clinical trials within the Company's operations.

In February 1998, the Company reorganized its CRO businesses under a wholly-owned subsidiary, Primedica (see Note 12).

In February 2001, the Company sold Primedica to Charles River Laboratories International, Inc. ("CRL") (see Note 13).

Genzyme is the Company's largest single stockholder. As a result of various equity transactions, Genzyme owned 26% of the Company's outstanding common stock at December 31, 2000, and 27% on a fully diluted basis.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company accounted for its 22% investment in the joint venture between SMI Genzyme Ltd. and Sumitomo Metals Industries Ltd. ("SMIG JV") using the equity method. In September 2000, the Company acquired full ownership of the SMIG JV by issuing an aggregate of 333,334 shares of its common stock valued at approximately $11.1 million, plus transaction costs of $143,000. As a result, the Company directly and indirectly holds all of the outstanding equity in SMI Genzyme Ltd. and is now a wholly-owned subsidiary of the Company (see Note 12). The Company accounts for its 50% investment in the joint venture between the Company and Genzyme ("ATIII LLC") under the equity method. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions in these financial statements include revenue recognition, net realizable value of costs in excess of net assets acquired, account receivable and unbilled reserves and tax valuation reserves. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash equivalents, consisting principally of money market funds with initial maturities of three months or less, are valued at market value.

Marketable Securities

Marketable securities, which include the Company's investment in equity securities, have been classified as available for sale and are stated at market value based on quoted market prices. Gains and losses on sales of securities are calculated using the specific identification method.

Marketable securities can be summarized as follows:

                                                  Amortized     Estimated Fair
At December 31, 2000                                Cost            Value
                                                   -------         -------

Government backed obligations                      $ 4,998         $ 5,002
Corporate obligations                               20,388          20,506
                                                   -------         -------
   Total marketable securities                     $25,386         $25,508
                                                   =======         =======

At December 31, 2000, the marketable securities have an associated $57,000 of unrealized gain included in other comprehensive income and equity. No marketable securities were held at January 2, 2000. The Company has no realized gains on available for sale securities in any of the three years ended December 31, 2000. At December 31, 2000, the contractual maturities of the Company's short-term investments available for sale range from 4 months to 36 months. All of the Company's investments are classified as short-term, which is consistent with their intended use.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. The Company is subject to the concentration of credit risk of its commercial bank that holds the revolving line of credit and term loan. At December 31, 2000 and January 2, 2000, approximately 99% and 92%, respectively, of cash and cash equivalents were held by one financial institution. Total credit facilities at one commercial bank are $24.6 million at December 31, 2000 and January 2, 2000.

The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for potential credit losses. Activity for fiscal 2000 included a write-off of $175,000. There was no activity for fiscal 1999. Three customers account for 100% of accounts receivable at December 31, 2000. Three customers account for 59% of revenue for the year ended December 31, 2000.

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

The following is the summary of property, plant and equipment and related accumulated amortization and depreciation as of December 31, 2000 and January 2, 2000.

                                              Years        December 31,       January 2,
                                             of Life           2000               2000
                                            --------        ----------        -----------
Land                                            -            $   909             $   883
Buildings                                    20 - 30          11,120              10,541
Livestock                                       3              2,146               1,959
Leasehold improvements                     lease life            860                 795

Laboratory, manufacturing and
    office equipment                          3 - 10           2,349               1,874

Laboratory, manufacturing and
    office equipment - capital lease          3 - 10           1,143               1,143
Construction in process                         -                621                  --
                                                             -------             -------
                                                             $19,148             $17,195
Less accumulated amortization and
    depreciation                                               5,307               4,041
                                                             -------             -------
Net property, plant and equipment                            $13,841             $13,154
                                                             -------             -------

Depreciation and amortization expense was $1,274,000, $1,013,000 and $870,000 for the fiscal years ended December 31, 2000, January 2,2000 and January 3, 1999, respectively. Accumulated amortization for equipment under capital lease was $455,000 and $294,000 at December 31, 2000 and January 2, 2000,
respectively.

Non Cash Transactions

During fiscal 1998, the Company purchased $290,000 of fixed assets and financed these additions with capital lease obligations. The Company issued warrants valued at $969,000 in connection with the Genzyme guarantee of a credit line with a commercial bank (see Note 4). The Company issued warrants valued at $1,301,000 in connection with a Preferred Stock offering (see Note 5). The Company issued stock options to non-employees valued at $519,000.

During fiscal 1999, the Company purchased $111,000 of fixed assets and financed these additions with capital lease obligations. The Company issued common stock valued at $1,000,000 in connection with a license agreement with Advanced Cell Technology, Inc. This license has been recorded as a long term asset and is being amortized over 10 years.

During 2000, the Company acquired full ownership of the SMIG JV by issuing an aggregate of 333,334 shares of its common stock valued at approximately $11.1 million, plus transaction costs of $143,000 (see Note 12).

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

Deferred Finance Charges

The Company incurs various charges relating to financings into which it has entered. The Company includes these amounts in other assets and amortizes the amount to interest expense over the life of the debt. The unamortized balance at December 31, 2000 and January 2, 2000 were approximately $358,000 and $716,000, respectively.

Accrued Expenses

Accrued expenses included the following:

                                      At December 31,           At January 2,
                                           2000                     2000
                                          ------                   ------

        Accrued payroll and benefits      $1,544                   $1,699
        Other                              2,970                    1,990
                                          ------                   ------
            Total accrued expenses        $4,514                   $3,689
                                          ======                   ======

There have been various employee terminations for which the Company recorded expenses of $179,000 and $29,000 in 2000 and 1999, respectively. At December 31, 2000 and January 2, 2000, approximately $278,000 and $9,000, respectively, had been paid out of the reserve, respectively. At January 2, 2000, $20,000 remained in accrued expenses. At December 31, 2000, no balance remained in accrued expenses in relation to termination costs.

Investment in Joint Ventures

In 1990, the Company entered into the SMIG JV joint venture with Sumitomo Metal Industries as a minority owner with a 22% equity interest as of January 2, 2000 (see Note 12). The investment has been accounted for under the equity method since March 1994. In 1997, the equity investment in the SMIG JV was reduced to zero as a result of recognizing the Company's share of the SMIG JV's losses. In September 2000, the Company acquired full ownership of the SMIG JV by issuing an aggregate of 333,334 shares of its common stock valued at approximately $11.1 million, plus transaction costs of $143,000.

On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed. The Company's 50% ownership in ATIII LLC is accounted for under the equity method.

Revenue Recognition and Contract Accounting

The Company enters into licensing and development agreements with collaborative partners for the development of small molecule drugs that address major medical needs. The terms of the agreements typically include nonrefundable license fees, funding of research and development, payments based upon the achievement of certain milestones and royalties on future product sales, if any.

Non-refundable license fees, milestones and collaborative research and development revenues under collaborative agreements, where the Company has continuing involvement, are recognized as revenue over the period of continuing involvement, using the model prescribed by Emerging Issues Task Force Issue No. 91-6 (EITF 91-6). Under that model, revenue is recognized for non-refundable license fees, milestones and collaborative research and development using the lesser of non-refundable cash received or the result achieved using percentage of completion accounting. Under percentage of completion accounting, revenue is based on the cost of effort since the contract's commencement up to the reporting date, divided by the total expected research and development costs from the contract's commencement to the end of the research and development period, multiplied by the total expected contractual payments under the arrangement. Revisions in cost estimates and expected contractual payments as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Payments received in advance of being earned are recorded as deferred revenue.

Profits expected to be realized are based on the total contract sales value and the Company's estimates of costs at completion. The sales value is based on achievable milestones and is revised throughout the contract as the Company demonstrates achievement of milestones. The Company's estimates of costs include all costs expected to be incurred to fulfill performance obligations of the contracts. For most contracts, this policy results in a deferral of contract profit until all performance obligations have been completed. Estimates of total contract costs are reviewed and revised periodically, throughout the lives of the contracts, with adjustments to profits resulting from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When management believes the costs of completing a contract will exceed its sales value, the full amount of the anticipated contract loss is immediately recognized.

Unbilled contract revenue represents recoverable costs and accrued profit which had not been billed at the balance sheet date. Deferred contact revenue represents amounts received from customers that exceed the amount of revenue recognized to date. Research and development revenues in fiscal 2000 consisted of $3,283,000 from the ATIII LLC (see Note 12) and $12,880,000 from commercial clients.

Net Loss per Common Share

The Company applies Statement of Financial Accounting Standards No. 128, ("SFAS 128") Earnings Per Share in calculating earnings per share ("EPS"). Common stock equivalents of the Company consist of warrants (see Note 5), stock options (see
Note 6), stock to be issued under the 401-K retirement plan (see Note 6), convertible debt (see Note 4) and convertible preferred stock (see Note 5). The Company was in a net loss position in 2000, 1999 and 1998, therefore 3 million,
4.8 million and 6.9 million common stock equivalents, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

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

New Accounting Pronouncement

In June 2000 and 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards Nos. 138 and 137 ("SFAS 138" and "SFAS 137"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 clarifies certain provisions of SFAS 133, and SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

Discontinued Operations

In February 2001, the Company completed the sale of Primedica to CRL (see Note
13). Accordingly, Primedica is reported herein as a discontinued operation.

                                                    December 31, 2000    January 2, 2000   January 3, 1999
                                                    -----------------    ---------------   ---------------
Revenues from discontinued operations before taxes        $71,986             $54,959           $50,816

The assets of Primedica are as follows:


                                        December 31, 2000     January 2, 2000
                                        ------------------    ---------------

Current assets                               $22,248               $19,988

Property, plant and equipment, net            24,633                21,148

Other assets                                  16,660                17,813
Current liabilities                          (19,903)              (17,415)
Other liabilities                             (6,366)               (8,379)
                                           ---------             ---------

Net assets of discontinued operations      $  37,272             $  33,155
                                           =========             =========

NOTE 3. COMMITMENTS & CONTINGENCIES

The Company leases equipment and facilities under various operating and capital leases (see Note 4). The deferred lease obligation represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period. Rent expense for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 was approximately $723,000, $823,000 and $634,000, respectively.

At December 31, 2000, the Company's future minimum payments required under these leases are as follows:

                                   Operating      Capital         Total

2001                                 $  537        $  323        $  860
2002                                    484           223           707
2003                                    381            28           409
2004                                    343            --           343
2005                                    343            --           343
Thereafter                              143            --           143
                                     ------        ------        ------
Total                                $2,231           574        $2,805
                                     ======                      ======
Less amount representing interest                      64
                                                   ------
Present value of minimum lease payments            $  510
                                                   ======

The Company sold a 46.3% ownership interest in ATIII LLC to Genzyme on January 1, 1998, for an aggregate amount of $12,500,010, of which the receipt for the remaining $12,500,000 is contingent upon the achievement of certain milestones (see Note 12).

The Company is a party to license agreements for certain technologies. Certain of these agreements contain provisions for the future royalties to be paid on commercial sales of products developed from the licensed technologies.

NOTE 4. BORROWINGS

In December 1998, the Company obtained new credit facilities (the "Credit Line" and the "Term Loan") from another commercial bank. The Credit Line has a three year term expiring in December 2001. Under the Credit Line, the Company may borrow up to $17.5 million, a portion of which may be utilized for a standby letter of credit. The financing also includes a $7.1 million Term Loan. As of December 31, 2000 and January 2, 2000, $6,429,570 and $6,307,421, respectively, was outstanding on the Term Loan and at December 31, 2000, there was no further availability. The Term Loan is payable in quarterly payments through December 2001 with a balloon payment for the remaining balance on December 28, 2001. As of December 31, 2000 and January 2, 2000, nothing and $15,750,000, respectively, was outstanding under the Credit Line and, at December 31, 2000, $15,750,000 was available. A standby letter of credit with a face amount of $1.5 million has been issued under the Credit Line to support a major facility lease. At the Company's option, interest on loans under the Credit Line (other than the standby letter of credit) and the Term Loan accrues either at the Prime rate or at an adjusted libor rate. The interest rate on the Term Loan was 7% and 6.75% at December 31, 2000 and January 2, 2000, respectively. The weighted average interest rate on all outstanding lines of credit was approximately 0.7%, 5.1% and 2.0% for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Under the terms of the new credit facilities, the Company is not permitted to pay any dividends. No amounts were due under the standby letter of credit as of December 31, 2000. Both loans are guaranteed by Genzyme.

In connection with the Credit Line, Genzyme provided a guaranty to the bank under which Genzyme would become primarily liable under the credit line in event of a default by the Company. In consideration of Genzyme's agreement to provide such a guaranty, the Company granted a first lien on all assets of the Company and issued to Genzyme warrants to purchase 288,000 shares of the Company's common stock for a period of ten years, exercisable at $4.875 per share (market price at the effective date of the Credit Line). The warrants, valued at $969,000, were recorded as a deferred financing charge, included in other assets, and are being amortized to interest expense over the life of the New Credit Line.

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

The Company's long-term debt consisted of the following:

                                                                         December 31,
                                                                             2000
                                                                            ------
Term loan, with quarterly  payments of $177,500 through
    December 2001, interest varies, collateralized by real estate           $6,430
Capital lease obligations, with monthly payments of $26,089 through
   December 2001 and September 2003, interest varies, collateralized
   by property                                                                 510
                                                                            ------
                                                                            $6,940
     Less current portion                                                    6,717
                                                                            ------
                                                                            $  223
                                                                            ======

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the value of the notes payable approximates fair value.

Maturities of long-term debt are as follows:

2001                                                                      $6,717
2002                                                                         197
2003                                                                          26
2004 and thereafter                                                           --
                                                                          ------
                                                                          $6,940
                                                                          ======

Cash paid for interest for the fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999 was $544,000, $1,245,000 and $235,000, respectively.
In 1999 $105,000 of interest expense incurred was capitalized. There was no capitalization of interest in 2000 or 1998.

NOTE 5. STOCKHOLDERS' EQUITY

The Company's authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share of which 20,000 shares have been designated as Series A Preferred Stock a t December 31, 2000 and January 2, 2000 and 12,500 have been designated as Series B Preferred Stock at December 31, 2000 and January 2, 2000.

A summary of the outstanding GTC warrants as of December 31, 2000, of which 542,324 are currently exercisable, is as follows:

   Common Shares             Exercise                    Warrant Expiration
   Issuable for            Price Per Share                      Date
   ------------            ---------------               ------------------
      145,000                $  2.84375                       July 3, 2005
        2,000                $  2.75000                  December 31, 2001
        2,000                $  6.50000                  December 31, 2001
       20,000                $  8.75000                      June 26, 2007
      288,000                $  4.87500                  December 28, 2008
       55,833                $  6.30000                  November 12, 2009
       29,491                $  6.30000                  November 22, 2009
     -------
     542,324
     =======

In March 1998, the Company completed a private placement of $20 million face value of Series A Preferred Stock to three institutional investors. The Series A Preferred Stock was immediately convertible into the Company's common stock at a price equal to $14.55 per share and ommencing December 1998, at any time at a price equal to the lower of $14.55 or the average of any five closing bid prices selected by the holder over the twenty days prior to conversion. There was a maximum number of shares into which the Series A Preferred Stock could be converted. In connection with the financing, warrants to purchase 400,000 shares of the Company's common stock were issued to the institutional investors. Each warrant has a four year term and an exercise price of $15.1563 per share. Because the preferred stock could be converted into common stock immediately, the warrants, valued at approximately $1.2 million, were recognized as a dividend payment to preferred shareholders during the first quarter of 1998. The Company also issued warrants to purchase 50,000 shares of common stock to the placement agency under the terms noted above. The warrants were valued at approximately $145,000 and recognized as a reduction of preferred stock capital in excess of par. As a result of this financing, the amount available under the line of credit in the Convertible Debt and Development Funding Agreement with Genzyme has decreased from approximately $8.3 million to $6.3 million.

During 1999, several institutional investors converted 9,000 shares of the Series A Preferred Stock, $.01 par value per share, into 1,927,503 shares of the Company's common stock at conversion prices ranging from $3.34 to $5.98 per share. After these conversions, 11,000 shares of the Series A Preferred Stock remained outstanding.

In November 1999, the Company issued a redemption call on the outstanding $11.0 million of Series A Preferred Stock. The holders of the Series A Preferred Stock converted $5.3 million into 901,807 common shares at a conversion price of $5.83 per share. The remaining amount was redeemed in cash by the holders at 115% of par value. The 15% premium was recognized as a dividend payment to preferred shareholders in the amount of $861,000, or $0.15 per share.

In conjunction with the redemption call, the Company issued $6.6 million of Series B Preferred Stock to Genzyme. The Series B Preferred Stock carried an initial dividend of 11% and is convertible by the holder into common stock at a fixed rate of $6.30 per common share. All accumulated or accrued and unpaid dividends were required to be paid upon conversion, liquidation or redemptions of the Series B Preferred Stock. The Company had the sole right to redeem unconverted Series B Preferred Stock for cash at any time at its original value plus accrued dividends. The Series B Preferred Stock were converted into common stock in February 2000.

In connection with the issuance of the Series B Preferred Stock, the Company also issued to Genzyme 10-year warrants to purchase 85,324 shares of the Company's common tock at an exercise price of $6.30 per share. In connection with the warrants issued and a beneficial conversion feature, the Company recorded a dividend of $636,000, or $7.45 per share, to preferred shareholders in the fourth quarter of 1999.

In December 1999, the Company completed a privately negotiated sale of 685,545 shares of common stock at $8.00 per share under a previously filed shelf registration to two purchasers raising approximately $5.5 million in new equity.

In February 2000, the Company completed a public offering of 3.5 million shares of common stock at $20 per share. The Company granted the underwriters an option to purchase an additional 525,000 shares of its common stock to cover over-allotments which was exercised. In total, the Company issued 4,025,000 shares, including underwriter's overallotment, with net proceeds to the Company of $75 million. Subsequent to the completion of the secondary public offering, the Company paid down its revolving credit lines in the amount of $15.8 million. Following this pay down, the full $15.8 million was available under these credit lines.

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

In September 2000, the Company terminated the SMIG JV by issuing an aggregate of 333,334 shares of its common stock valued at approximately $11.1 million, plus transaction costs of $143,000 (see Note 12).

As of December 31, 2000, the Company has reserved 3,659,477 shares of common stock, subject to adjustment, for future issuance under the various classes of warrants, Stock Option and Employee Stock Purchase Plans (see Note 6).

NOTE 6. EMPLOYEE BENEFIT PLANS

Stock Options and Purchase Plan

In May 1993, the Board of Directors adopted and the stockholders approved the 1993 Equity Incentive Plan (the "Equity Plan"), the 1993 Director Stock Option Plan (the "Director Plan") and the 1993 Employee Stock Purchase Plan (the "Purchase Plan").

Under the Equity Plan, 2,015,000 shares of common stock were issued or reserved for issuance pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. To date, all options have been issued at 85% or greater of the fair value at the grant date. The Equity Plan also permits the Company to assume outstanding options in an acquisition without using shares reserved under the Plan. Of the foregoing total, 224,350 shares are subject to options assumed by the Company in the acquisition of TSI. The number of shares reserved for future issuance under this plan was increased several times over the ensuing years to 4,140,000 at December 31, 2000.

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

Under the Purchase Plan, 300,000 shares of common stock were reserved for the grant of purchase rights to employees in one or more offerings in accordance with provisions to be established by a committee of the Board of Directors prior to commencement of any offering period. In May 1997and 1999, the Board of Directors increased the number of shares reserved for issuance under this plan to 900,000 and 1,300,000 shares, respectively. Participants may purchase shares of common stock at not less than 85% of the lower of the market value at the beginning of each offering or on the purchase date. Purchase dates occur every three months for a period of two years from the offering date. Participants may not carry over balances from one purchase date to the next. Offering dates occur every six months. A total of 206,196 shares of common stock remained available for issuance under the plan at December 31, 2000 . The purchases of common stock under the plan during fiscal 2000 and fiscal 1999 were 236,530 shares at an aggregate purchase price of approximately $1,211,000 and 239,470 shares at an aggregate purchase price of approximately $996,000, respectively. No compensation expense has been recorded related to the Purchase Plan.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value at the grant date. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 would have been increased to the pro forma amounts indicated below:

                            December 31, 2000                   January 2, 2000                  January 3, 1999
                            -----------------                   ---------------                  ---------------
                                     Net Loss Available                Net Loss Available                 Net Loss Available
                                      Per Common Share                  Per Common Share                  Per Common Share
                         Net Loss   (basic and diluted)   Net Loss    (basic and diluted)   Net Loss     (basic and diluted)
                         --------   -------------------   --------    -------------------   --------     -------------------
As Reported              $(14,141)         $(0.50)        $(18,761)         $(1.02)        $(19,590)         $(1.15)
ProForma                  (18,442)         (0.65)          (21,552)         (1.16)          (22,355)         (1.31)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

A summary of the status of the Company's stock option plans as of December 31, 2000, January 2, 2000 and January 3, 1999 and changes during the years ending on those dates is presented below:

                                                                        Weighted Average
                                                 Shares                  Exercise Price
---------------------------------------------------------------------------------------------
Balance at December 28,1997                     2,001,989                    $6.4611
---------------------------------------------------------------------------------------------
             Granted
               Price = Fair value                706,532                     $8.7152
               Price > Fair value                 18,000                     $9.1875
             Exercised                          (105,383)                    $4.5040
             Cancelled                          (107,703)                    $7.5478
---------------------------------------------------------------------------------------------
Balance at January 3, 1999                     2,513,435                     $7.1560
---------------------------------------------------------------------------------------------

             Granted
               Price = Fair value                616,090                     $4.7849
             Exercised                          (151,626)                    $4.9580
             Cancelled                          (151,702)                    $7.7554

---------------------------------------------------------------------------------------------
Balance at January 2, 2000                     2,826,197                     $6.7266
---------------------------------------------------------------------------------------------

             Granted
               Price = Fair value                681,487                    $19.8971
             Exercised                          (961,162)                    $6.5434
             Cancelled                           (91,617)                    $9.7429
---------------------------------------------------------------------------------------------
Balance at December 31, 2000                   2,454,905                    $10.3534

At December 31, 2000, January 2, 2000 and January 3, 1999, there were 1,354,984, 1,678,156 and 1,335,511 shares exercisable at a weighted average exercise price of $8.5198, $6.6906 and $6.5495, respectively. The weighted average fair value of options granted during fiscal 2000, 1999 and 1998 was $19.8971, $4.7849 and $8.7152, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                         Remaining

         Range of            Number     Contractual    Weighted-Average     Number     Weighted-Average
     Exercise Prices       Outstanding      Life         Exercise Price   Exercisable   Exercise Price
     ---------------       -----------  -----------    ----------------   -----------   --------------
  $   2.5000  $  5.6250     573,444        7.50         $    4.3201        272,578      $    4.0219
  $   5.7500  $  7.5000     537,716        5.49         $    7.0107        444,093      $    6.9948
  $   7.6250  $  9.1250     597,417        6.70         $    8.6022        423,813      $    8.6133
  $   9.1875  $ 17.3125     578,458        9.02         $   16.0712        166,670      $   14.0669
  $  17.3750  $ 55.0000     167,870        9.53         $   28.1993         47,830      $   28.1537
                          ----------    ------------       ---------     ----------       ----------
      2.5000  $ 55.0000   2,454,905        7.36         $   10.3534      1,354,984      $    8.5198
                          =========                                      =========

At December 31, 2000, 455,711 shares were available for grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of five years, expected volatility of 80% for each of fiscal 2000 and 1999 and 78% for 1998. A dividend yield of 0% and a risk-free interest rate of 6.18% for fiscal 2000, 5.82% for fiscal 1999 and 5.48% for fiscal 1998.

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of 0%, expected volatility of 80% for each of fiscal 2000 and 1999 and 78% for fiscal 1998, an expected life of one year for fiscal 2000, 1999 and 1998 and a risk-free interest rate of 4.99% for fiscal 2000, 4.81% for fiscal 1999 and 5.55% for fiscal 1998. The average fair value of those purchase rights granted during fiscal 2000, fiscal 1999 and fiscal 1998 was $3.01, $2.10 and $3.27, respectively.

Other

All employees of the Company, subject to certain eligibility requirements, can participate in the Company's defined contribution plan. Currently, the Company may match up to 50% of each participating employee's contributions to the plan to a maximum of 3% of salary. The Company may also contribute an additional 2% of each employee's salary as a retirement contribution. All contributions are at the discretion of the Board of Directors. Expense recognized under this plan was approximately $185,000, $125,000 and $57,000 for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

NOTE 7. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The income tax (benefit) provision from continuing operations consisted of the following:

                                             2000          1999          1998
                                            -------       -------       -------
Current:
   Federal                                  $     0       $     0       $     0
   State                                          0             0             0
                                            -------       -------       -------
Total Current                               $     0       $     0       $     0
                                            =======       =======       =======
Deferred:
   Federal                                   (3,811)       (7,213)       (3,962)
   State                                       (892)       (1,701)       (1,305)
 Change in Valuation Allowance                4,703         8,914         5,267
                                            -------       -------       -------
Total Deferred                              $    --       $    --       $    --
                                            =======       =======       =======

The provision for income taxes was at rates different from the U.S. Federal statutory income tax rate for the following reasons:

                                                      Fiscal Years Ended
                                   --------------------------------------------------------
                                   December 31, 2000     January 2, 2000    January 3, 1999
                                   -----------------     ---------------    ---------------
Federal tax - expense (benefit)           (34.0)%            (34.0)%            (34.0)%
Goodwill                                   0.6                2.1                2.0
State taxes - net                         (6.5)              (9.1)              (5.8)
Joint Venture loss                          --                 --                 --
Other                                      1.9               (2.4)               1.8
Change in valuation allowance             38.0               43.4               36.0
                                          ----               ----               ----
Effective tax rate                           0%                 0%                 0%
                                          ====               ====               ====

The components of the deferred tax assets and liabilities at December 31, 2000 and January 2, 2000 respectively, are as follows (dollars in thousands):

                                              December 31, 2000      January 2, 2000
                                              -----------------      ---------------
Deferred Tax Assets/(Liabilities):
Advance payments                                    $  4,689           $  3,718
Accrued compensation reserves                          1,465              1,366
Other accruals                                           768              1,209
Tax credits                                            2,369              2,598
Net operating loss carryforwards                      43,756             34,973
Depreciation                                            (690)              (269)
Other                                                     27                 20
                                                    --------           --------
Total deferred tax asset                            $ 52,384           $ 43,615
Valuation allowance                                  (52,384)           (43,615)
                                                    --------           --------
                                                    $     --           $    --
                                                    ========           ========

Due to the uncertainty surrounding the realization of these favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets.

As of December 31, 2000, the Company had federal net operating loss ("NOL") and research and experimentation credit carryforwards of approximately $111 million and $1.2 million, respectively, available to offset future federal income tax liabilities, which expire at various dates through 2019. The federal NOL includes approximately $12.4 million of stock option compensation expense which, when realized, will be credited to additional paid in capital. The utilization of a portion of the NOL and research and experimentation credit carryforwards is subject to Section 382 of the Internal Revenue Code. This section established an annual limitation, based on changes in the Company's ownership, on the amount of income, which may be offset by these tax attributes.

NOTE 8. GEOGRAPHICAL INFORMATION

Net revenues to external customers are based on the location of the customer. Geographic information for net revenues to external customers, by fiscal year, is presented in the table below:

                 United States      Japan      Europe       Total
                 --------------    --------    -------    -----------
     2000             14,368          30        1,765       16,163
     1999             10,238          62        3,525       13,825
     1998              7,678         140        3,778       11,596

Of the Company's long-lived assets, $11.2 million are located in the Cayman Islands and the remaining $1.7 million are located in the United States.

NOTE 9. QUARTERLY RESULTS OF OPERATIONS

                                     First        Second         Third        Fourth
                                    Quarter       Quarter       Quarter       Quarter
                                    -------       -------       -------       -------
2000
Revenue                             $ 3,570       $ 4,167       $ 3,169       $ 5,257
Gross loss                             (302)         (403)       (1,695)         (413)

Operating profit (loss)               3,127        (3,950)       (4,826)       (5,005)
Discontinued contract research
operations                             (469)           84           557         1,102
Net loss                             (2,963)       (3,150)       (3,875)       (4,451)
Net loss per share - basic            (0.11)        (0.11)        (0.13)        (0.15)
Net loss per share - diluted          (0.11)        (0.11)        (0.13)        (0.15)

                                     First        Second         Third        Fourth
                                    Quarter       Quarter       Quarter       Quarter
                                    -------       -------       -------       -------
1999
Revenue                             $ 1,693       $ 4,288       $ 5,219       $ 2,625
Gross profit (loss)                  (2,170)        1,185         1,033        (1,315)
Operating loss                       (4,798)       (2,038)       (1,730)       (4,201)
Discontinued contract research
operations                           (1,197)         (693)       (1,591)         (404)
Net loss                             (5,051)       (1,816)       (2,150)       (6,102)
Net loss per share - basic            (0.27)        (0.09)        (0.11)        (0.28)
Net loss per share - diluted          (0.27)        (0.09)        (0.11)        (0.28)

NOTE 10. ARRANGEMENTS WITH GENZYME CORPORATION

From the Company's inception, certain facilities and support services, including both research and administrative support, have been provided by Genzyme. For these services, the Company was charged $826,000, $1,605,000 and $3,568,000 for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. These charges represent an allocation of the Company's proportionate share of Genzyme's overhead costs using formulae which management believes are reasonable based upon the Company's use of the facilities and services. All other costs for all periods presented, including payroll costs, are directly attributable to the Company and have been paid by Genzyme and charged to the Company.

In April 1993, the Company entered into several agreements under which Genzyme has agreed to provide various services, facilities and funding to the Company as described below:

Services Agreement

Under the Services Agreement, the Company receives certain basic support services in exchange for a fixed monthly payment ($60,832 per month during 2000) adjusted annually. These basic services include laboratory support, as well as assistance with certain administrative functions including purchasing, data processing, risk management, corporate communications and treasury activities. If the Company requests additional services from Genzyme, the Company has agreed to pay Genzyme fully allocated costs of those services. The Services Agreement is automatically renewed each year thereafter unless terminated by either party not less than 90 days prior to the end of any annual period. Under the Services Agreement, the Company made payments of $730,000, $446,000 and $497,000 for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively, and is committed to make a minimum annual payment of $305,000 in 2001.

Sublease Agreement

Under the Sublease Agreement, the Company has leased certain laboratory, research and office space from Genzyme through May 1998 in exchange for fixed monthly rent payments which approximate the estimated current rental value for such space. In addition, the Company reimburses Genzyme for its pro rata share of appropriate facilities' operating costs such as maintenance, cleaning, utilities and real estate taxes. The sublease is automatically renewed each year and renewals are subject to earlier termination of the sublease by either party after the initial five-year term. Under the Sublease Agreement, the Company made payments for the fiscal years ended December 31, 2000, January 2, 2000 and

January 3, 1999, of $146,000, $137,000 and $411,000, respectively, and is committed to make a monthly minimum rental payment of $23,765 in 2001.

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

Research and Development Agreement

The Research and Development Agreement defines the relationship among the parties whereby each entity may perform research for the other. This agreement was in effect through December 31, 1998 and the parties are in the process of negotiating an extension. Genzyme has agreed to use the Company to perform all research in the field of production of recombinant proteins in transgenic animals. The Company has a similar obligation to use Genzyme to purify proteins produced transgenically. Each party must request such services from the other company before seeking them from a third party although the Company may perform purification services on its own behalf. These obligations are qualified by the ability of each party to perform the requested services in accordance with the performance, scheduling, cost and other specifications reasonably established by the requesting party. Each company will receive payments from the other equal to the performing party's fully allocated cost of performing such services, which shall not be less than 80% of the annual budgets established by the parties under the agreement, plus, in most cases, a fee equal to 10% of such costs. The Company provided development services to Genzyme for which it recognized revenues of $11,000 for the fiscal year ended January 3, 1999. In addition, the Company received $738,000 of services revenue, unrelated to research and development, from Genzyme for the fiscal year ended January 2, 2000. The Company also receives research and development services from Genzyme, for which it incurred costs of $121,000, $423,000, and $1.9 million in 2000, 1999 and 1998, respectively.

In March 1996, the Company entered into the Convertible Debt Agreement (see Note
4) with Genzyme under which Genzyme agreed to provide a revolving line of credit (the "Genzyme Credit Line") in the amount of $10 million and agreed to fund development costs of the transgenic Antithrombin III ("AT-III") program. During 1996, Genzyme converted $1,673,000 of debt to equity under this agreement, leaving the availability under the Genzyme Credit Line at $8.3 million which was subsequently reduced to $6.3 million in 1999 (see Note 5). As of December 31, 2000, there were no amounts outstanding under the Genzyme Credit Line. This line was eliminated in February 2000 as a result of the offering.

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

Series B Convertible Preferred Stock

In November 1999, the Company completed a $6.6 million private placement of Series B Preferred Stock to Genzyme. The proceeds from this placement were used to redeem $6.6 million of the Company's Series A Preferred Stock . In connection with the issuance of the Series B Preferred Stock, the Company issued warrants to purchase 85,324 shares of the Company's common stock at $6.30 per share to Genzyme. In February 2000, Genzyme converted the Series B Preferred Stock into 1,048,021 shares of the Company's common stock.

NOTE 11. OTHER AGREEMENTS

Tufts University School of Veterinary Medicine ("Tufts")

Since 1988, pursuant to a cooperation agreement, the Company has funded an ongoing program to develop transgenic animals at Tufts. During the term of the agreement, which extends through September 2001, Tufts has agreed to work exclusively with the Company for commercial applications within the field of transgenic protein production in milk. The Company paid Tufts $242,000, $313,000 and $402,000 for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Sales of products derived from transgenic goats produced by Tufts, or from their offspring, are subject to royalties payable to Tufts.

Arthur D. Little, Inc. ("ADL")

In November 2000, the Company entered into a consulting agreement with ADL for strategic and technical assessment and due diligence. The Company paid ADL $150,000 for fiscal year ended December 31, 2000. The amount due to ADL as of December 31, 2000 was approximately $450,000. A Director of the Company is also a Senior Consultant of ADL.

NOTE 12. JOINT VENTURES

In 1990, Genzyme entered into the SMIG JV joint venture with Sumitomo Metal Industries ("Sumitomo") to develop proteins produced transgenically. The SMIG JV has engaged the Company, as the successor to Genzyme's Transgenics business, to perform research and development for which the Company is reimbursed a portion of its costs and receives additional payments based on achievement of specified milestones. However, GTC does not have any inter-company profits or losses as a result of its transactions with the SMIG JV. This three-year program ended during 1993 and the parties decided to extend the contract for an additional three years.

The Company has contributed $4 million to the SMIG JV since inception. The Company maintained a 22% ownership since 1994 and accounted for the SMIG JV on the equity basis since then. For the fiscal years December 31, 2000, January 2, 2000 and January 3, 1999, the Company recognized revenue of $0, $450,000 and $0, respectively, under the SMIG JV agreement. As of January 3, 1999, the Company no longer had any obligation nor intention to provide financial support to the SMIG JV and since the investment balance had been written down to zero, it discontinued recognizing its share of SMIG JV's losses.

In September 2000, the Company acquired full ownership of the SMIG JV by issuing an aggregate of 333,334 shares of its common stock valued at approximately $11.1 million, plus transaction costs of $143,000. In exchange, Sumitomo transferred to a wholly-owned subsidiary of the Company all of the outstanding shares of SMI Genzyme Ltd., a Japanese corporation, held by Sumitomo. As a result, the Company directly and indirectly holds all of the outstanding equity in SMI Genzyme Ltd., and has the exclusive marketing rights to transgenic technology in 18 Asian countries, including Japan. The value of the transaction was accounted for as a purchase. Accordingly, the entire purchase price of $11.2 million has been allocated to the value of the marketing rights, which are being amortized over the estimated economic useful life of these rights estimated at 15 years. Accumulated amortization of the marketing rights at December 31, 2000 was $249,000.

On January 1, 1998, a definitive collaboration agreement for the ATIII LLC joint venture between the Company and Genzyme was executed. Under the terms of the agreement, Genzyme was required to fund 70% of the development costs, excluding facility costs, up to $33 million including costs incurred in 1997. The Company was required to fund the remaining 30% of these costs. Development costs in excess of these amounts were to be funded equally by the partners. The Company and Genzyme were also to make capital contributions to ATIII LLC sufficient to pay 50% each of all new facility costs to be incurred. In addition to the funding, both partners were to contribute manufacturing, marketing and other resources to ATIII LLC at cost. Under the agreement to establish the joint venture, Genzyme and the Company were the only members and owned 3.7% and 96.3% interest, respectively. In accordance with the executed purchase agreement, the Company sold and assigned a 46.3% ownership interest to Genzyme so that Genzyme and GTC each own 50% of the venture. The purchase price was $12,500,010, payable as follows: an initial payment of $10 upon execution of the purchase agreement, $2.5 million after the second consecutive quarter in which net sales of collaboration products for such quarter exceed $5 million, and $10 million on the first full approval, if and when approved by the Food and Drug Administration ("FDA") of a major market country or by the European Union's European Medicines Evaluation Agency ("EMEA") of (i) a BLA filed by ATIII LLC for the use of transgenic AT-III for the treatment of sepsis or (ii) an amendment to the BLA previously filed by ATIII LLC and approved by the FDA of a major market country or by the EMEA to add sepsis as an indication for transgenic AT-III. The Company will record the contingent payments if and when received. Profits and losses are shared according to ownership percentages. These agreements cover all territories other than Asia. The Company accounts for its 50% ownership of the ATIII LLC under the equity method. For the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, the Company recognized research and development revenue and related expenses of $3,283,000, $4,491,000 and $3,318,000, respectively, under ATIII LLC. At December 31, 2000, included in the Company's accounts receivable and other asset balance is $470,789 due from ATIII LLC.

In late 2000, the Company announced that it expected to re-acquire from Genzyme the rights to rhATIII that it did not already own. In early 2001, the ATIII LLC met with the U.S. Food and Drug Administration to discuss the status of the clinical development program for the rhATIII molecule in the treatment of heparin resistance in patients about to undergo cardiopulmonary bypass surgery. While no outstanding concerns have been raised about GTC's technology or its application, the level of expense and time involved in developing the additional data required by the FDA is not justified by the potential market size of the heparin resistance indication therefore, the ATIII LLC agreed to discontinue development in this indication.

The ATIII LLC is performing business and scientific evaluations of the rhATIII molecule in other indications. Should these evaluations support commitment to developing rhATIII for another indication(s), the work done for the heparin resistance indication may be used in whole or in part to pursue this opportunity. Based on the outcome of the evaluations as well as any discussions with Genzyme, the Company may proceed with a transaction to re-acquire the rights to rhATIII rights that it does not already own.

Summarized financial information for ATIII LLC is as follows:

                              At December 31,   At December 31,   At December 31,
                                   2000              1999             1998
                                  ------            ------            ------
Balance sheet data:
    Current assets                $1,481            $2,646            $3,525
    Noncurrent assets                182               220               200
    Current liabilities            1,351             2,554             3,078
    Venturers' capital               312               312               647

                                            Fiscal Year      Fiscal Year
                                               Ended            Ended
                                            December 31,     December 31,     Fiscal Year Ended
                                                2000            1999          December 31, 1998
                                            ----------       -----------      -----------------
Statement of operations data:
    Research and development expenses          $13,892         $12,106             $11,984
    General and administrative expense             897             141                  35
                                               -------         -------             -------
          Net loss                             $14,789          12,247              12,019
                                               =======         =======             =======

NOTE 13. EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE (UNAUDITED PRO FORMA BALANCE SHEET)

On February 26, 2001, the Company completed the sale of its preclinical research organization, Primedica, to Charles River Laboratories, Inc. ("CRL"). The total value of the transaction was approximately $51 million. The transaction involved the sale of all of the Company's interest in Primedica for $26 million in cash, 658,945 shares of CRL common stock valued at $15.9 million and the assumption by CRL of all of Primedica's approximately $9 million of facility mortgages and long-term capital leases. The pro forma adjustments to the unaudited pro forma financial statements include an adjustment to record the cash proceeds of $26 million, net of accrued costs related to employee severance and option acceleration charges, professional fees and other costs related to the transaction which amounted to $2.188 million, and common stock of CRL of $15.9 million consideration received from the sale of the $37.272 million of net assets of Primedica at December 31, 2000 resulting in a gain of $2.407 million, which is shown as an increase to shareholders' equity.

In late 2000, the Company announced that it expected to re-acquire from Genzyme the rights to rhATIII that it did not already own. In early 2001, the ATIII LLC met with the U.S. Food and Drug Administration to discuss the status of the clinical development program for the rhATIII molecule in the treatment of heparin resistance in patients about to undergo cardiopulmonary bypass surgery. While no outstanding concerns have been raised about GTC's technology or its application, the level of expense and time involved in developing the additional data required by the FDA is not justified by the potential market size of the heparin resistance indication therefore, the ATIII LLC agreed to discontinue development in this indication.

The ATIII LLC is performing business and scientific evaluations of the rhATIII molecule in other indications. Should these evaluations support commitment to developing rhATIII for another indication(s), the work done for the heparin resistance indication may be used in whole or in part to pursue this opportunity. Based on the outcome of the evaluations as well as any discussions with Genzyme, the Company may proceed with a transaction to re-acquire the rights to rhATIII rights that it does not already own.

       REPORT OF INDEPENDENT ACCOUNTANTS ON fINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Genzyme Transgenics Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2001 appearing in the 2000 Annual Report to Shareholders of Genzyme Transgenics Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2001

Schedule II - Supplemental Valuation and Qualifying Accounts

Years ended December 31, 2000, January 2, 2000 and January 3, 1999:

Deferred tax asset valuation allowance

                                 Balance at         Charged to        Balance at
                                Beginning of         Costs and          End of
                                  Period             Expenses           Period
                                ------------        -----------       ----------

December 31, 2000                 $43,615              8,771            $52,386

January 2, 2000                   $32,701             10,914            $43,615

January 3, 1999                   $25,093              7,608            $32,701

                        Report of Independent Accountants

To the Steering Committee and the Venturers of ATIII LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in Venturers' capital and of cash flows present fairly, in all material respects, the financial position of ATIII LLC (A Development Stage Enterprise) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2001

                                    ATIII LLC
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                     ASSETS

                                                                       December 31,           December 31,
                                                                           2000                   1999
                                                                       ------------           ------------
Current assets:
   Cash                                                                $    385,412           $    495,016
   Contributions receivable - Genzyme Transgenics Corporation             1,095,861              2,150,919
                                                                       ------------           ------------
        Total current assets                                              1,481,273              2,645,935
Net fixed assets                                                            182,006                220,258
Other assets                                                                    170                     --
                                                                       ------------           ------------
                                                                       $  1,663,449           $  2,866,193
                                                                       ============           ============

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Accounts payable  - Genzyme Corporation                             $    793,791           $  2,110,218
   Accounts payable  - Genzyme Transgenics Corporation                      470,789                413,955
   Accrued expenses                                                          86,850                 30,000
                                                                       ------------           ------------
Total liabilities                                                         1,351,430              2,554,173

Venturers ' capital:

   Genzyme Corporation                                                   26,660,450             16,496,202

   Genzyme Transgenics Corporation                                       12,706,506              8,081,261

   Deficit accumulated during the development stage                     (39,054,937)           (24,265,443)
                                                                       ------------           ------------
Total venturers' capital                                                    312,019                312,020
                                                                       ------------           ------------
                                                                       $  1,663,449           $  2,866,193
                                                                       ============           ============

   The accompanying notes are an integral part of these financial statements.

                                    ATIII LLC
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                                                                                                       For the
                                                                                                                     Cumulative
                                                                                                                       Period
                                                                  For the Years Ended                              from Inception
                                               ----------------------------------------------------------         (January 1, 1998)
                                               December 31,            December 31,          December 31,          to December 31,
                                                   2000                   1999                   1998                   2000
                                               ------------           ------------           ------------           ------------
Operating costs and expenses:
   General and administrative                  $    897,597           $    140,592           $     34,721           $  1,072,910
   Research and development:
      Genzyme Corporation                        10,609,334              7,615,478              8,666,328             26,891,140
      Genzyme Transgenics Corporation             3,282,563              4,490,554              3,317,770             11,090,887
                                               ------------           ------------           ------------           ------------
Total operating costs and expenses               14,789,494             12,246,624             12,018,819             39,054,937
                                               ------------           ------------           ------------           ------------
Net loss                                       $(14,789,494)          $(12,246,624)          $(12,018,819)          $(39,054,937)
                                               ============           ============           ============           ============

   The accompanying notes are an integral part of these financial statements.

                                           ATIII LLC
                               (A Development Stage Enterprise)

                                   STATEMENTS OF CASH FLOWS

                                                                                                                 For the
                                                                                                               Cumulative
                                                                                                                 Period
                                                                                                             from Inception
                                                                       For the Years Ended                  (January 1, 1998)
                                                          December 31,     December 31,      December 31,     to December 31,
                                                              2000             1999             1998               2000
                                                          ------------     ------------      ------------      ------------
Operating activities:
Net loss                                                  $(14,789,494)    $(12,246,624)     $(12,018,819)     $(39,054,937)
Reconciliation of net loss to net cash
  used in operating activities:
   Depreciation                                                 38,252           35,022            12,485            85,759
   Accounts payable                                         (1,259,593)        (554,140)        3,078,313         1,264,580
   Accrued expenses                                             56,850           30,000                --            86,850
   Loss on disposal of fixed assets                                 --            4,742                --             4,742
   Other assets                                                   (170)              --                --              (170)
                                                          ------------     ------------      ------------      ------------
Net cash used in operating activities                      (15,954,155)     (12,731,000)       (8,928,021)      (37,613,176)

Investing activities:
   Purchase of property, plant and equipment                        --          (59,538)         (212,969)         (272,507)
                                                          ------------     ------------      ------------      ------------
Net cash used in investing activities                               --          (59,538)         (212,969)         (272,507)
                                                          ------------     ------------      ------------      ------------
Financing activities:
   Capital contributions:
       Genzyme Corporation                                  10,164,248        8,158,690         8,337,512        26,660,450
       Genzyme Transgenics Corporation                       5,680,303        3,991,826         1,938,516        11,610,645
                                                          ------------     ------------      ------------      ------------
Net cash provided by financing activities                   15,844,551       12,150,516        10,276,028        38,271,095
                                                          ------------     ------------      ------------      ------------
Net  increase (decrease) in cash and cash
  equivalents                                                 (109,604)        (640,022)        1,135,038           385,412
Cash and cash equivalents at beginning of period               495,016        1,135,038                --                --
                                                          ------------     ------------      ------------      ------------
Cash and cash equivalents at end of period                $    385,412     $    495,016      $  1,135,038      $    385,412
                                                          ============     ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                                       ATIII LLC
                           (A Development Stage Enterprise)

                      STATEMENTS OF CHANGES IN VENTURERS' CAPITAL

                                                                Genzyme                Total
                                        Genzyme               Transgenics            Venturers'
                                      Corporation             Corporation             Capital
                                      ------------           ------------           ------------
Capital contribution                  $  7,835,468           $  1,938,516           $  9,773,984

Contributions receivable                        --              2,389,631              2,389,631

Advance contributions                      502,044                     --                502,044

Net loss                                (7,690,672)            (4,328,147)           (12,018,819)
                                      ------------           ------------           ------------

Balance at December 31, 1998               646,840                     --                646,840
                                      ------------           ------------           ------------

Capital contribution                     8,158,690              1,602,195              9,760,885

Contributions receivable                        --              2,150,919              2,150,919

Advance contributions                           --                     --                     --

Net loss                                (8,493,510)            (3,753,114)           (12,246,624)
                                      ------------           ------------           ------------

Balance at December 31, 1999          $    312,020           $         --           $    312,020
                                      ------------           ------------           ------------

Capital contribution                    10,164,248              3,529,384             13,693,632

Contributions receivable                        --              1,095,861              1,095,861

Advance contributions                           --                     --                     --

Net loss                               (10,164,248)            (4,625,246)           (14,789,494)
                                      ------------           ------------           ------------

Balance at December 31, 2000          $    312,020           $         (1)          $    312,019
                                      ============           ============           ============



   The accompanying notes are an integral part of these financial statements.

                                    ATIII LLC

                        (A Development State Enterprise)

                          Notes to Financial Statements

A.    Organization and Nature of Business:

      ATIII LLC ("the Company") is a limited liability company organized under the laws of Delaware. The Company was established as a Joint Venture between Genzyme Corporation ("Genzyme") and Genzyme Transgenics Corporation ("GTC") under the terms of a collaboration agreement dated January 1, 1998 which stated original ownership of the Company at 96.3% and 3.7% by GTC and Genzyme (collectively the "Members"), respectively. Immediately thereafter, a purchase agreement was executed so that GTC sold to Genzyme a 46.3% ownership of the Company for an aggregate amount of $12,500,010 payable as follows: $10 upon execution of the purchase agreement, $2,500,000 after the second consecutive quarter in which net sales of collaboration products for such quarter exceed $5,000,000 and $10,000,000 upon product approval as defined in the agreement.

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

      Under the terms of the collaboration agreement, Genzyme and GTC are required to make capital contributions to the Company. Genzyme and GTC shall make contributions sufficient to pay (a) 70% and 30%, respectively, of all program costs, including costs incurred in 1997, other than new facility costs until such time as the aggregate capital contributions by Genzyme equals $33,000,000, and (b) 50% each of all program costs other than new facility costs thereafter. The Members will also make capital contributions to the Company sufficient to pay 50% of all new facility costs. In the event that either GTC or Genzyme fails to make a capital contribution pursuant to these requirements and the other Member does not elect to terminate the agreement, then the percentage interests in the Company and the future funding responsibilities of the Members shall be adjusted. At December 31, 2000, December 31, 1999 and December 31, 1998, each Member owned 50% of the Company.

      In late 2000, GTC announced that it expected to re-acquire from Genzyme the rights to rhATIII that it did not already own. In early 2001, the ATIII LLC met with the U.S. Food and Drug Administration to discuss the status of the clinical development program for the rhATIII molecule in the treatment of heparin resistance in patients about to undergo cardiopulmonary bypass surgery. While no outstanding concerns have been raised about GTC's technology or its application, the level of expense and time involved in developing the additional data required by the FDA is not justified by the potential market size of the heparin resistance indication therefore, the ATIII LLC agreed to discontinue development in this indication.

      The ATIII LLC is performing business and scientific evaluations of the rhATIII molecule in other indications. Should these evaluations support commitment to developing rhATIII for another indication(s), the work done for the heparin resistance indication may be used in whole or in part to pursue this opportunity. Based on the outcome of the evaluations as well as any discussions with Genzyme, GTC may proceed with a transaction to re-acquire the rights to rhATIII rights that it does not already own.

                                    ATIII LLC
                        (A Development State Enterprise)

                    Notes to Financial Statements, continued

B.    Accounting Policies:

      Basis of Presentation

      The financial statements have been prepared under the accrual method of accounting in conformity with generally accepted accounting principles in the United States of America. All balances are denominated in United States dollars, unless otherwise noted. Prior year numbers have been reclassified as appropriate to comply with current year disclosure requirements.

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

D.    Fixed Assets:

      At December 31, 2000 and December 31, 1999, gross fixed assets of $267,766 had an associated depreciation of $85,760 and $47,508, respectively.

                                    ATIII LLC

                        (A Development State Enterprise)

                    Notes to Financial Statements, continued

E.    Licensed Technology:

      Under the terms of the collaboration agreement, GTC and Genzyme have granted to the Company both exclusive and non-exclusive, irrevocable royalty-free rights and sublicenses, with the right to grant further sublicenses, under the GTC/Genzyme licensed ATIII patent rights, technology, know-how, and any associated technology and manufacturing know-how owned or controlled by the Members to develop, make, have made, use, offer for sale, sell, have sold, import and export collaboration products in the field and territory.

F.    Transactions and Affiliates:

      The Company's operating expenses are for payments to the Members and their affiliates for project expenses incurred, either as internal operating costs or as third-party obligations on behalf of the Company. At December 31, 2000 and December 31, 1999, the Company owed $1,351,430 and $2,554,173
      (including accrued expenses), respectively, to the Members for project expenses and equipment purchased by Members on behalf of the Company.

      The Company has an agreement effective for 1999 and 2000 with Genzyme Corporation, acting through its Molecular Oncology Division ("GMO") and ATIII LLC, to develop and commercialize the angiogenesis inhibitor protein aaATIII as a potential treatment for cancer. GMO and the Company will equally share in the development costs of aaATIII and equally share in any profits from a successful oncology product created through the collaboration. The Company will have the rights to develop aaATIII for potential non-oncologic indications. The Company incurred costs of $281,080 and $507,637 through December 31, 2000 and December 31, 1999, respectively.

G.    Venturers' Capital:

      Venturers' capital is comprised of monthly capital contributions made by the Members to fund budgeted costs and expenses of the Company in accordance with the Collaboration Agreement, net of losses allocated to the Members. As of December 31, 2000 and December 31, 1999, there was an unpaid capital contribution of $1,095,861 and $2,150,919, respectively, owed to the Company from one Member, which has been included in venturers' capital in the accompanying financial statements. The amounts were subsequently paid in January 2001 and January 2000, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Framingham, Massachusetts on the 30th day of March 2001. .

                              GENZYME TRANSGENICS CORPORATION

                                 By:  /s/ Sandra Nusinoff Lehrman
                                      ----------------------------------
                                      Sandra Nusinoff Lehrman
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                                            Date
---------                              -----                                            ----
/s/ James A. Geraghty                  Chairman of the Board                       March 30, 2001
------------------------------------
 James A. Geraghty

                                       President, Chief Executive
                                       Officer and Director                        March 30, 2001

/s/ Sandra Nusinoff Lehrman            (Principal Executive Officer)
------------------------------------
Sandra Nusinoff Lehrman
                                       Chief Financial and Accounting Officer
                                       (Principal Financial and Accounting
/s/ John B. Green                      Officer)                                    March 30, 2001
------------------------------------

 John B. Green
/s/ Robert W. Baldridge                Director                                    March 30, 2001
------------------------------------
 Robert W. Baldridge

/s/ Henri A. Termeer                   Director                                    March 30, 2001
------------------------------------
 Henri A. Termeer

/s/ Henry E. Blair                     Director                                    March 30, 2001
------------------------------------
 Henry E. Blair

/s/ Alan W. Tuck                       Director                                    March 30, 2001
------------------------------------
 Alan W. Tuck

/s/ Francis J. Bullock                 Director                                    March 30, 2001
------------------------------------
 Francis J. Bullock

                                  EXHIBIT INDEX

                to Form 10-K for the Year Ended December 31, 2000

     Exhibit No.                        Description

        2.1 Stock Purchase Agreement dated as of February 6, 2001, among Charles River Laboratories, Inc., Primedica Corporation, TSI Corporation and Genzyme Transgenics Corporation. Filed as
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 13, 2001 (File No. 0-21794) and incorporated herein by reference. The last page of this exhibit is a list identifying the contents of the schedules or exhibits referred to in the Stock Purchase Agreement which are omitted from such exhibit pursuant to Item 601(b)(2) of Regulation S-K. GTC hereby undertakes to furnish supplementally a copy of any omitted schedules or exhibit to the Commision upon request.

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

        3.1.4 Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as exhibit 4.1.5 to the Company's Registration Statement on Form S-8 filed with the Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

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

        4.2.2 TSI Common Stock Purchase Warrant No. G-1, dated September 27, 1994, issued to Financing for Science International, Inc. ("FSI"). Filed as Exhibit 4.4 to the original filing of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "GTC 1994 10-K) and incorporated herein by reference.

        4.2.3 Form of Notice of Assumption by GTC of the TSI Common Stock Purchase Warrants Nos. F-1 and G-1. Filed as Exhibit 4.5 to the original filing of the GTC 1994 10-K and incorporated herein by reference.

        4.3 Common Stock Purchase Warrant, dated June 30, 1995, issued to FSI. Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the period ended July 2, 1995 (Commission File No. 0-21794) (the "GTC July 1995 10-Q") and incorporated herein by reference.

        4.4 Common Stock Purchase Warrant, dated July 3, 1995, issued to Genzyme. Filed as Exhibit 10.5 to the GTC July 1995 10-Q and incorporated herein by reference.

        4.5 Common Stock Purchase Warrant, dated March 13, 1996, issued to FSI. Filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-21794) (the "GTC 1995 10-K") and incorporated herein by reference.

        4.6 Common Stock Purchase Warrant, dated as of June 26, 1997, issued to Government Land Bank d/b/a The MassDevelopment ("MassDevelopment"). Filed as Exhibit 4 to the GTC June 1997 10-Q and incorporated herein by reference.

        4.7 Common Stock Purchase Warrant, dated as of December 28, 1998, issued to Genzyme. Filed as Exhibit 4.11 to the original filing of the Company's Annual Report on Form 10-K for the year ended January 3, 1999 (the "GTC 1999 10-K") and incorporated herein by reference.

        4.8 Registration Rights Agreement between the Company and certain Stockholders named therein. Filed as Exhibit 10.53 to the GTC 1997 10-K and incorporated herein by reference.

        4.9 Warrant to Purchase Common Stock, dated November 22, 1999, issued to Genzyme. Filed as Exhibit 8 to Genzyme's Amendment No. 6 to Schedule 13D (File No. 055-48837) filed with the Commission on November 24, 1999 and incorporated herein by reference.

        4.10 Warrant to Purchase Common Stock, dated November 22, 1999, issued to Genzyme. Filed as Exhibit 9 to Genzyme's Amendment No. 6 to Schedule 13D (File No. 055-48837) filed with the Commission on November 24, 1999 and incorporated herein by reference.

        10.1 Technology Transfer Agreement between GTC and Genzyme Corporation ("Genzyme"), dated as of May 1, 1993. Filed as
                  Exhibit 2.1 to the Company's Registration Statement on Form S-1 (File No. 33-62782) (the "GTC S-1") and incorporated herein by reference.**

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

        10.6.1 Mortgage and Security Agreement, dated as of June 30, 1995, between GTC and Genzyme. Filed as Exhibit 10.6 to the GTC July 1995 10-Q and incorporated herein by reference.

        10.6.2 First Amendment to Mortgage and Security Agreement, dated as of December 15, 1995, between GTC and Genzyme. Filed as
                  Exhibit 10.7.2 to the GTC 1996 10-K and incorporated herein by reference.

        10.6.3 Second Amended to Mortgage and Security Agreement, dated as of December 28, 1998, between the GTC and Genzyme. Filed as exhibit 10.7.3 to the Company's Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 0-21794) (the "GTC 1999 10-K") and incorporated herein by reference..

        10.7* GTC 1993 Equity Incentive Plan, as amended through May 25, 1999. Filed as Exhibit 10.2 to GTC's July 1999 10-Q and incorporated herein by reference.

        10.8* GTC 1993 Employee Stock Purchase Plan, as amended through May 28, 1997. Filed as Exhibit 10.4 to the GTC June 1997 10-Q and incorporated herein by reference.

        10.9* GTC 1993 Director Stock Option Plan, as amended through May 27, 1998. Filed as Exhibit 10.3 to the GTC June 1998 10-Q and incorporated herein by reference.

        10.10 GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as Exhibit 10.9 to the GTC S-1 and incorporated herein by reference.

        10.11 GTC Form of Agreement Not to Compete. Filed as Exhibit 10.10 to the GTC S-1 and incorporated herein by reference.

        10.12 Form of Indemnification Agreement between GTC and its directors. Filed as Exhibit 10.12 to the original filing of the GTC 1994 10-K and incorporated herein by reference. Such agreements are materially different only as to the signing directors and the dates of execution.

        10.13 License Agreement between GTC and Biogen, Inc., dated December 26, 1990. Filed as Exhibit 10.12 to the GTC S-1 and incorporated herein by reference.**

        10.14.1 Cooperation and Licensing Agreement between GTC and Tufts University, dated September 6, 1988, as amended through May 13, 1993 (the "Cooperation and Licensing Agreement"). Filed as
                  Exhibit 10.18 to the GTC 1994 10-K and incorporated herein by reference.**

        10.14.2 Amendment No. 7, dated April 1, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended October 1, 1995 (File No. 0-294) (the "GTC October 1995 10-Q") and incorporated herein by reference.

        10.14.3 Amendment No. 8, dated October 21, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.7 to the GTC October 1995 10-Q and incorporated herein by reference.

        10.14.4 Amendment No. 9, dated December 1, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.8 to the GTC October 1995 10-Q and incorporated herein by reference.**

        10.14.5 Amendment No. 10, dated November 1, 1993, to Cooperation and Licensing Agreement. Filed as Exhibit 10.9 to the GTC October 1995 10-Q and incorporated herein by reference.

        10.14.6 Amendment No. 11, dated May 25, 1995, to Cooperation and Licensing Agreement. Filed as Exhibit 10.10 to the GTC October 1995 10-Q and incorporated herein by reference.

        10.15 United States Patent No. 4,873,191 Sublicense Agreement between DNX, Inc. and Genzyme Regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February 1, 1990; and letter of amendment, dated April 19, 1991. Filed together as Exhibit 10.17 to the GTC S-1 and incorporated herein by reference.**

        10.16 Lease dated March 26, 1999 between Genzyme Transgenics Corporation and NDNE 9/90 Corporate Center LLC. Filed as
                  Exhibit 10.1 to GTC's July 1999 10-Q and incorporated herein by reference.

        10.17.1 Second Amended and Restated Convertible Debt Agreement, dated as of December 28, 1998, between the GTC and Genzyme. Filed as
                  Exhibit 10.37 to Genzyme's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14680) and incorporated herein by reference.

        10.17.2 Amended and Restated Convertible Revolving Credit Note in the amount of $6,300,000, dated as of December 28, 1998, executed by GTC to Genzyme. Filed as Exhibit 10.29.2 to the original filing of the GTC 1999 10-K and incorporated herein by reference.

        10.17.3 Amended and Restated Reimbursement Agreement, dated as of December 28, 1998, 1995, among GTC, certain of its subsidiaries and Genzyme. Filed as Exhibit 10.57.4 to the original filing of the GTC 1999 10-K and incorporated herein by reference.

        10.17.4 Amended and Restated Security Agreement, dated as of December 28, 1998, among GTC, certain of its subsidiaries and Genzyme. Filed as exhibit 10.28.4 to the GTC 1999 10-K and incorporated herein by reference..

        10.17.5 Hazardous Materials Indemnity Agreement, December 28, 1998, between the GTC and Genzyme. Filed as exhibit 10.28.5 to the GTC 1999 10-K and incorporated herein by reference.

        10.18* Amended and Restated Employment Agreement, dated as of August 28, 1997, between the Company and John B. Green. Filed as
                  Exhibit 10.2 to the GTC September 1997 10-Q and incorporated herein by reference.

        10.19* Amended and Restated Employment Agreement, dated as of September 16, 1997, between the Company and Peter Glick. Filed as Exhibit 10.3 to the GTC September 1997 10-Q and incorporated herein by reference.

        10.20* Employment Agreement, dated as of March 27, 1996, between GTC and Harry Meade. Filed as Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.

        10.21* Form of Employment and Consulting Agreement among GTC, TSI and Robert W. Baldridge. Filed as Exhibit 10.56 to the GTC S-4 and incorporated herein by reference.

        10.22.1 Agreement, dated as of September 21, 1994, between GTC and Gene Pharming Europe B.V. ("Pharming B.V."). Filed as Exhibit
                  10.49 to the Company's Registration Statement on Form S-1 (File No. 333-05843) and incorporated herein by reference.**

        10.22.2 Amendment Agreement, dated as of April 23, 1997, between GTC and Pharming B.V. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997 (File No. 0-21794) (the "GTC March 1997 10-Q") and
                  incorporated herein by reference.

        10.23 Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and Advanced Cell Technology, Inc. Filed as Exhibit 10.5 to the GTC September 1997 10-Q and incorporated herein by reference.**

        10.24 Development and Commercialization Agreement, dated as of September 25, 1997, between the Company and B. Braun Melsungen AG. Filed as Exhibit 10.6 to the GTC September 1997 10-Q and incorporated herein by reference.**

        10.25 Unconditional Guaranty, dated as of May 22, 1997, executed by the Company in connection with the Loan Agreement, dated as of May 22, 1997, between Redfield and SFNB. Filed as Exhibit
                  10.49.7 to the GTC 1997 10-K in order to correct a typographical error regarding the date of the agreement as contained in the version previously filed as Exhibit to 10.9.7 the GTC June 1997 10-Q.

        10.26 Guaranty, dated as of June 26, 1997, executed by the Company in connection with the Loan Agreement, dated as of June 26, 1997, between Mason and MassDevelopment. Filed 10.8.4 as Exhibit to the GTC June 1997 10-Q and incorporated herein by reference.

        10.27.1 Amended and Restated Operating Agreement of ATIII LLC dated as of January 1, 1998. Filed as Exhibit 10.52.1 to the GTC 1997 10-K and incorporated herein by reference.**

        10.27.2 Purchase Agreement between GTC and Genzyme dated as of January 1, 1998, transferring an interest in ATIII LLC from Genzyme to GTC. Filed as Exhibit 10.52.2 to the GTC 1997 10-K and incorporated herein by reference.**

        10.27.3 Collaboration Agreement among Genzyme, GTC and ATIII LLC, dated as of January 1, 1998. Filed as Exhibit 10.52.3 to the GTC 1997 10-K and incorporated herein by reference.**

        10.28* Employment Agreement dated as of July 1, 1998 between the Company and Dr. Sandra Nusinoff Lehrman. Filed as Exhibit 10.1 to the GTC June 1998 10-Q and incorporated herein by reference.

        10.29* Amendment No. 1 to Employment Agreement between the Company and Dr. Sandra Nusinoff Lehrman. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 27, 1998 (File No. 0-21794) (the "GTC September 1998 10-Q) and incorporated herein by reference.

        10.30* Amendment No. 1 to Employment Agreement between the Company and John B. Green. Filed as Exhibit 10.3 to the GTC September 1998 10-Q and incorporated herein by reference.

        10.31* Consulting Agreement between the Company and James A. Geraghty. Filed as Exhibit 10.4 to the GTC September 1998 10-Q and incorporated herein by reference.

        10.32.1 Credit Agreement between GTC and Fleet National Bank, dated as of December 28, 1998. Filed as Exhibit 10.57.1 to the original filing of the GTC 1999 10-K and incorporated herein by reference.

        10.32.2 Revolving Credit Note in the amount of $17,500,000, dated as of December 28, 1998, executed by GTC and issued to Fleet National Bank. Filed as Exhibit 10.57.2 to the original filing of the GTC 1999 10-K and incorporated herein by reference.

        10.32.3 Term Note in the amount of $7,100,000, dated as of December 28, 1998, executed by GTC and issued to Fleet National Bank. Filed as Exhibit 10.57.3 to the original filing of the GTC 1999 10-K and incorporated herein by reference.

        10.32.4 First Amendment to Credit Agreement dated as of November 12, 1999 between Fleet National Bank and GTC. Filed as exhibit
                  10.51.4 to the GTC 1999 10-K and incorporated herein by reference.

        23.1      Consent of PricewaterhouseCoopers LLP. Filed herewith.

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