Form 10-Q
period 2001-04-01
GENZYME TRANSGENICS CORP
filed 2001-05-09
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


       X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     -----        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     -----        THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to _________________


                         Commission file number 0-21794
                                                -------

                         GENZYME TRANSGENICS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                          04-3186494
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


175 Crossing Boulevard, Framingham, Massachusetts                 01702
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

         Yes   X  .           No      .
             -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING AT MAY 4, 2001
            -----                              --------------------------
Common Stock, $0.01 par value                            29,800,080

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS


                                                                                       PAGE #
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of April 1, 2001
         and December 31, 2000..........................................................  3

         Consolidated Statements of Operations for the Three Months
         Ended April 1, 2001 and April 2, 2000..........................................  4

         Consolidated Statements of Cash Flows for
         the Three Months Ended April 1, 2001 and April 2, 2000.........................  5

         Notes to Unaudited Consolidated Financial Statements...........................  6

         ITEM 2
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................................  8

         ITEM 3
         Quantitative and Qualitative Disclosures
         About Market Risk .............................................................  9

PART II. OTHER INFORMATION

         ITEM 6
         Exhibits and Reports on Form 8-K............................................... 10

SIGNATURES.............................................................................. 11

EXHIBIT INDEX........................................................................... 12


                         GENZYME TRANSGENICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                   APRIL 1,         DECEMBER 31,
                                                                                     2001               2000
                                                                                 -----------        ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 72,721          $ 41,024
    Marketable securities                                                            27,384            25,508
   Accounts receivable                                                                1,324             1,765
   Unbilled contract revenue, net of allowance of $361 at
         April 1, 2001 and December 31, 2000                                            907               988
   Other current assets                                                                 636             1,098
    Net assets of discontinued contract research operations held for sale                --            37,272
                                                                                   --------          --------
         Total current assets                                                       102,972           107,655
Net property, plant and equipment                                                    14,468            13,841
Intangible assets                                                                    12,583            12,907
                                                                                   --------          --------
                                                                                   $130,023          $134,403
                                                                                   ========          ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $  1,810          $  1,073
   Accounts payable - Genzyme Corporation                                               337             1,344
   Payable to ATIII LLC                                                               1,650             1,096
   Accrued expenses                                                                   3,734             4,514
    Deferred contract revenue                                                         3,234             4,522
   Current portion of long-term debt and capital leases                               6,511             6,717
                                                                                   --------          --------
         Total current liabilities                                                   17,276            19,266
   Long-term debt and capital leases, net of current portion                            187               223
   Deferred lease obligation                                                             66                71
                                                                                   --------          --------
         Total liabilities                                                           17,529            19,560
Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding at April 1, 2001 and
       December 31, 2000 (Note 3)                                                        --                --
    Common stock, $.01 par value; 100,000,000 shares authorized; 29,791,570 and 29,697,151 shares issued and outstanding
       at April 1, 2001 and December 31, 2000, respectively                             298               297
   Capital in excess of par value - common stock                                    195,481           194,255
   Accumulated deficit                                                              (83,399)          (79,766)
   Accumulated other comprehensive income                                               114                57
                                                                                   --------          --------
               Total shareholders' equity                                           112,494           114,843
                                                                                   --------          --------
                                                                                   $130,023          $134,403
                                                                                   ========          ========


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
           (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                         THREE MONTHS ENDED
                                                                                      APRIL 1,          APRIL 2,
                                                                                        2001              2000
                                                                                      --------          --------
Revenues:
   Sponsored research and development                                                 $ 2,934           $ 3,570
                                                                                      -------           -------
                                                                                        2,934             3,570
Costs and operating expenses:
   Research and development:
          Sponsored                                                                     3,369             2,982
       Internal                                                                         1,684               890
   Selling, general and administrative                                                  2,430             1,970
   Equity in loss of joint ventures                                                     2,108               856
                                                                                      -------           -------
                                                                                        9,591             6,698
                                                                                      -------           -------

Loss from continuing operations                                                        (6,657)           (3,128)
Other income (expense):
   Interest income                                                                      1,012               553
   Interest expense                                                                      (224)             (314)
                                                                                      -------           -------

Loss from continuing operations                                                        (5,869)           (2,889)
Discontinued operations
    Loss from discontinued contract research operations
        (less applicable taxes of $0 and $55)                                              --              (692)
    Gain from sale of discontinued contract research operations                         2,236                --
                                                                                      -------           -------

Net loss                                                                              $(3,633)          $(3,581)
                                                                                      -------           -------
Dividend to preferred shareholders                                                         --               (74)
                                                                                      -------           -------
Net loss available to common shareholders                                             $(3,633)          $(3,655)
                                                                                      =======           =======
Net loss per common share (basic and diluted):
    From continuing operations                                                        $ (0.20)          $ (0.11)
                                                                                      =======           =======
    From discontinued contract research operations                                    $  0.08           $ (0.03)
                                                                                      =======           =======
    Net loss                                                                          $ (0.12)          $ (0.14)
                                                                                      =======           =======
Weighted average number of common shares outstanding (basic and diluted)               29,724            26,008
                                                                                      =======           =======

Comprehensive loss:
    Net loss                                                                          $(3,633)          $(3,581)
    Other comprehensive income:
         Unrealized holding gain on available for sale securities                          57                --
                                                                                      -------           -------
    Total other comprehensive income                                                       57                --
                                                                                      -------           -------
Comprehensive loss                                                                    $(3,576)          $(3,581)
                                                                                      =======           =======


   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                                   THREE MONTHS ENDED
                                                                                            APRIL 1,              APRIL 2,
                                                                                              2001                  2000
                                                                                            --------              --------
Cash flows from operating activities:
   Net loss from continuing operations                                                      $(3,633)              $ (2,889)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                            624                    466
       Amortization of unearned compensation                                                     --                    387
       Amortization/accretion marketable securities                                             (48)                    --
       Shares to be issued for 401-K match                                                      725                    567
       Equity in loss of joint venture                                                        2,108                    856
       Gain on sale of discontinued operations                                               (2,236)                    --
   Changes in assets and liabilities:
       Accounts receivable and unbilled contract revenue                                        522                   (476)
       Other current assets                                                                     462                   (483)
       Accounts payable                                                                         737                    (39)
       Accounts payable - Genzyme Corporation                                                (1,007)                   (21)
       Other accrued expenses                                                                  (780)                  (423)
       Deferred contract revenue                                                             (1,288)                    72
                                                                                            -------               --------
       Net cash used in operating activities                                                 (3,814)                (1,983)
Cash flows from investing activities:
   Purchase of property, plant and equipment                                                   (927)                   (77)
   Investment in joint venture                                                               (1,554)                (2,151)
   Purchase of marketable securities                                                         (2,500)                    --
   Redemption of marketable securities                                                       16,500                     --
   Other assets                                                                                  --                    107
                                                                                            -------               --------
       Net cash provided by (used in) investing activities                                   11,519                 (2,121)
Cash flows from financing activities:
   Net proceeds from the issuance of common stock                                                --                 75,228
   Net proceeds from the exercise of warrants                                                    --                  6,820
   Net proceeds from employee stock purchase plan                                               109                    189
   Net proceeds from sale of discontinued operations (net of $2,124 expenses)                23,876                     --
   Net proceeds from the exercise of stock options                                              109                  2,756
   Repayment of long-term debt                                                                 (242)                  (220)
   Net payments under revolving line of credit                                                   --                (15,750)
   Other long-term liabilities                                                                   (5)                    (4)
                                                                                            -------               --------
       Net cash provided by financing activities                                             23,847                 69,019
Net cash provided by (used in) discontinued operations                                          145                 (1,846)
                                                                                            -------               --------
Net increase  in cash and cash equivalents                                                   31,697                 63,069
Cash and cash equivalents at beginning of the period                                         41,024                  7,813
                                                                                            -------               --------
Cash and cash equivalents at end of period                                                  $72,721               $ 70,882
                                                                                            =======               ========

Noncash investing and financing activities:
      Property acquired under capital lease                                                 $    --               $    113
      Acceleration of options to employees of discontinued operations                           284                     --
      CRL common stock received from the sale of discontinued operations                     15,868                     --


   The accompanying notes are an integral part of these financial statements.

                GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         1.       BASIS OF PRESENTATION:

                  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

                  The financial statements for the three months ended April 1, 2001 and April 2, 2000 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

         2.       ACCOUNTING POLICIES:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of warrants and stock options, totaled 2.7 million and 3 million at April 1, 2001 and April 2, 2000, respectively. Since the Company was in a net loss position at April 1, 2001 and April 2, 2000, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

                  Included in the net loss is an equity in loss of joint venture of $2.1 million which represents the Company's commitment to fund its share of the losses incurred in 2001 with respect to the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Prior to February 2, 2001, the Company and Genzyme each funded 50% of the losses. In March 2001, the Company and Genzyme signed an Interim Funding Agreement (the "Agreement") under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001. Pending the Company's evaluation of alternative indications for ATIII, the Agreement may be terminated by the Company at any time with ten days notice after which any funding of the ATIII LLC would be shared with Genzyme as per the original joint venture agreement. Total net losses of the ATIII LLC were $2.5 million and the ATIII LLC did not record any revenues.

         3.       SHAREHOLDERS' EQUITY:

                  In March 2001, the Company's Board of Directors restored the Company's unissued Series A Preferred Stock and its previously issued Series B Preferred Stock to the status of authorized but unissued shares of Preferred Stock.

         4.       SALE OF CONTRACT RESEARCH OPERATIONS:

                  On February 26, 2001, the Company completed the sale of its preclinical research operation, Primedica Corporation ("Primedica") to Charles River Laboratories, Inc. ("CRL"). The total value of the transaction was $51 million. The transaction involved the sale of all of the Company's interest in Primedica for $26 million in cash, 658,945 shares of CRL common stock valued at $15.9 million and the assumption by CRL of all of Primedica's approximately $9 million of facility mortgages and long-term capital leases. The net book value of Primedica at the time of the sale was $38.4 million. The sale resulted in a book gain of $2.2 million and no taxable gain due to the utilization of the Company's net operating losses. The CRL common stock is not presently registered for resale, however, CRL is obligated to file a resale registration statement covering all shares no later that July 1, 2001. There are no contingencies on the Company's part in relation to the sale.

         5.       NEW ACCOUNTING PRONOUNCEMENTS:

                  In June 2000 and 1999, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards Nos. 138 and 137 ("SFAS 138" and "SFAS 137"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 138 clarifies certain provisions of SFAS 133, and SFAS 137 deferred the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137 and SFAS 138 was adopted by the Company effective January 1, 2001 and the adoption does not have a material impact on the Company's financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2001 AND APRIL 2, 2000

Total revenues for the three-month period ending April 1, 2001 were $2.9 million, compared with $3.6 million for the comparable period in 2000, a decrease of $700,000 or 18%. The decrease in revenues is due to milestones earned in 2000 in association with progress on previously existing transgenic programs.

Sponsored research and development expenses were $3.4 million in the first quarter of 2001 compared with $3 million in the first quarter of 2000, an increase of $400,000 or 13%. The increase in expense was due to an increase in sponsored research activity resulting from an increase in the number of transgenic programs. Internal research and development expenses increased to $1.7 million in the first quarter of 2001 from $900,000 in the first quarter of 2000, an increase of $800,000 or 89%. The increase is due to an increase in the number of internal programs in 2001, as well as the investment of additional funds into existing internal programs.

There was a loss of $435,000 on sponsored research and development in the first quarter of 2001 versus a gross profit of $588,000, a gross margin of 16%, in the first quarter of 2000. The decrease in sponsored research and development gross margin is due to milestones earned in 2000 which carry a higher gross profit.

Selling, general and administrative ("SG&A") expenses increased to $2.4 million in the first quarter of 2001 from $2 million in the first quarter of 2000, an increase of $400,000 or 23%. The increase is primarily due to an increase in consulting costs incurred in 2001.

Interest income increased to $1 million in the first quarter of 2001, from $553,000 in the first quarter of 2000, due to the investment of proceeds generated by the sale of the Company's contract research operations, Primedica Corporation ("Primedica") to Charles River Laboratories, Inc. ("CRL") in February 2001 as well as to higher cash and marketable security balances in the first quarter of 2001.

Interest expense decreased to $224,000 in the first quarter of 2001 from $314,000 in the first quarter of 2000 due to lower outstanding borrowings in 2001.

The Company recognized $2.1 million of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the first quarter of 2001 as compared to $856,000 during the first quarter of 2000. The increase was due to an Interim Funding Agreement (the "Agreement") with Genzyme under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001. Pending the Company's evaluation of alternative indications for ATIII, this agreement may be terminated by the Company at any time with ten days notice after which any funding of ATIII LLC would be shared with Genzyme as per the original joint venture agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $100.1 million at April 1, 2001. This amount includes cash and cash equivalents of $72.7 million and $15.9 million of CRL common stock. The CRL common stock is not presently registered for resale, however, CRL is obligated to file a resale registration statement covering all shares no later than July 1, 2001.

 During the first quarter of 2001, the Company had a $31.7 million net increase in cash. Sources of funds during the period included $23.9 million of net proceeds from the sale of Primedica. Uses of funds during the period included $3.8 million used in operations, $2.5 million used to purchase marketable securities, $1 million invested in capital equipment and further expansion of the transgenic production facility, $1.6 million of funding of the ATIII LLC and $242,000 used to pay down long-term debt.

The Company had working capital of $85.7 million at April 1, 2001 compared to $88.4 million at December 31, 2000. As of April 1, 2001, the Company had $15.8 million available under a line of credit with a commercial bank. The Company is preparing plans for expansion of its existing transgenic production facilities in Central Massachusetts as well as establishment of a second production site in order to facilitate growth in the number of development programs and the commercialization of ongoing transgenic programs. Although no significant contractual commitments have been made to date, the Company anticipates investing between $5 million and $7 million in these efforts over the next 18-24 months. Under the Company's current operating plan, existing cash balances along with funds available under the bank line are expected to be sufficient to fund the Company through the next few years.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements, and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the ability of the Company to enter into any transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances and regulatory requirements. If the Company experiences increased losses, the Company may have to seek additional financing through collaborative arrangements or from public or private sales of its securities, including equity securities. There can be no assurance that additional funding will be available on terms acceptable to the Company, if at all. If additional financing cannot be obtained on acceptable terms to continue its operations, the Company could be forced to delay, scale back or eliminate certain of its research and development programs or to enter into license agreements with third parties for the commercialization of technologies or products that the Company would otherwise undertake itself.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk since December 31, 2000. The Company's market risk disclosures are discussed in the Genzyme Transgenics Corporation Form 10-K under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index immediately following the signature page.

         (b)      Reports on Form 8-K

                  On March 13, 2001, the Company filed a Current Report on Form 8-K with the SEC describing completion of the sale of all of its interest in Primedica Corporation to Charles River Laboratories, Inc. and presenting pro forma financial information of the Company in connection therewith.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  APRIL 1, 2001

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date:  May 9, 2001                        GENZYME TRANSGENICS CORPORATION


                                            BY: /s/ John B. Green
                                                ------------------------
                                                John B. Green
                                                Duly Authorized Officer,
                                                Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                             DESCRIPTION


     2 Stock Purchase Agreement dated February 26, 2001, among Charles River Laboratories, Inc., Primedica Corporation, TSI Corporation and the Company. Filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on March 13, 2001 (File No. 0-21794) and incorporated herein by reference. (The last page of this exhibit is a list identifying the contents of the schedules or exhibits referred to in the Stock Purchase Agreement which are omitted from this pursuant to Item 601(b)(2) of Regulation 8-K. The Company hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)