Form 10-Q
period 2001-07-01
GENZYME TRANSGENICS CORP
filed 2001-08-07
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                         Commission file number 0-21794

                         GENZYME TRANSGENICS CORPORATION
         ---------------------------------------------------------------
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

         Yes /X/.                   No / /.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT AUGUST 2, 2001
                  -----                         -----------------------------
Common Stock, $0.01 par value                            30,067,269

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                                                                           PAGE #
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of July 1, 2001
         and December 31, 2000 .................................................................................................3

         Consolidated Statements of Operations for the Three Months and  Six Months
         Ended July 1, 2001 and July 2, 2000       .............................................................................4

         Consolidated Statements of Cash Flows for
         the Six Months Ended July 1, 2001 and July 2, 2000.....................................................................5

         Notes to Unaudited Consolidated Financial Statements...................................................................6

         ITEM 2
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations..........................................................................9

         ITEM 3
         Quantitative and Qualitative Disclosures
         About Market Risk ....................................................................................................12

PART II. OTHER INFORMATION

         ITEM 4
         Submission of Matters to a Vote of Security Holders...................................................................13

         ITEM 6
         Exhibits and Reports on Form 8-K......................................................................................13

SIGNATURES.....................................................................................................................14

EXHIBIT INDEX..................................................................................................................15

                         GENZYME TRANSGENICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                   JULY 1,     DECEMBER 31,
                                                                                    2001          2000
                                                                                -------------  -------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                      $  64,910    $  41,024
    Marketable securities                                                            13,458       25,508
    Marketable securities  - CRL stock                                               22,404           --
    Accounts receivable and unbilled contract revenue, net of allowance
      of $361 at July 1, 2001 and December 31, 2000                                   2,043        2,753
    Other current assets                                                                495        1,098
    Net assets of discontinued contract research operations held for sale                --       37,272
                                                                                  ---------    ---------
         Total current assets                                                       103,310      107,655
Net property, plant and equipment                                                    14,914       13,841
Other assets                                                                         12,260       12,907
                                                                                  ---------    ---------
                                                                                  $ 130,484    $ 134,403
                                                                                  =========    =========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $     851    $   1,073
   Accounts payable - Genzyme Corporation                                               860        1,344
   Payable to ATIII LLC                                                               1,448        1,096
   Accrued expenses                                                                   4,267        4,514
   Deferred contract revenue                                                          2,857        4,522
   Current portion of long-term debt and capital leases                               6,328        6,717
                                                                                  ---------    ---------
         Total current liabilities                                                   16,611       19,266
   Long-term debt and capital leases, net of current portion                            142          223
   Deferred lease obligation                                                             62           71
                                                                                  ---------    ---------
         Total liabilities                                                           16,815       19,560

Shareholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized
       no shares were issued and outstanding                                             --           --

    Common stock, $.01 par value; 100,000,000 shares authorized;
       30,067,159 and 29,697,151 shares issued and outstanding
       at July 1, 2001 and December 31, 2000, respectively                              301          297
    Capital in excess of par value - common stock                                   196,923      194,255
    Accumulated deficit                                                             (90,240)     (79,766)
    Accumulated other comprehensive income                                            6,685           57
                                                                                  ---------    ---------
               Total shareholders' equity                                           113,669      114,843
                                                                                  ---------    ---------
                                                                                  $ 130,484    $ 134,403
                                                                                  =========    =========

                 The accompanying notes are an integral part of
                          these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  ----------------------------    -----------------------
                                                                         JULY 1,        JULY 2,    JULY 1,      JULY 2,
                                                                         2001           2000        2001         2000
                                                                         ----           ----        ----         ----

Revenues                                                               $  2,261     $  4,167     $  5,195     $  7,737

Costs of revenue and operating expenses:
   Research and development                                               5,001        4,570       10,054        8,442
   Selling, general and administrative                                    3,379        2,195        5,809        4,165
   Equity in loss of joint venture                                        1,449        1,352        3,557        2,208
                                                                       --------     --------     --------     --------
                                                                          9,829        8,117       19,420       14,815
                                                                       --------     --------     --------     --------
Loss from continuing operations before interest                          (7,568)      (3,950)     (14,225)      (7,078)
Other income (expense):
   Interest income                                                          921        1,037        1,933        1,590
   Interest expense                                                        (194)        (237)        (418)        (551)
                                                                       --------     --------     --------     --------
Loss from continuing operations before interest                          (6,841)      (3,150)     (12,710)      (6,039)
Discontinued operations
   Loss from discontinued contract research operations
        (less applicable taxes of $92 and $147)                              --         (209)          --         (901)
   Gain from sale of discontinued contract research
        operations                                                           --           --        2,236           --
                                                                       --------     --------     --------     --------
Net loss                                                               $ (6,841)    $ (3,359)    $(10,474)    $ (6,940)

Dividend to preferred shareholders                                           --           --           --          (74)
                                                                       --------     --------     --------     --------
Net loss available to common shareholders                              $ (6,841)    $ (3,359)    $(10,474)    $ (7,014)
                                                                       ========     ========     ========     ========
Net loss per common share (basic and diluted):
  From continuing operations                                           $  (0.23)    $  (0.11)    $  (0.43)    $  (0.22)
                                                                       ========     ========     ========     ========
  From discontinued contract research operations                       $     --     $  (0.01)    $   0.08     $  (0.04)
                                                                       ========     ========     ========     ========
  Net loss                                                             $  (0.23)    $  (0.12)    $  (0.35)    $  (0.26)
                                                                       ========     ========     ========     ========
Weighted average number of shares
   outstanding (basic and diluted)                                       29,882       28,738       29,803       27,373
                                                                       ========     ========     ========     ========
Comprehensive loss:
    Net loss                                                           $ (6,841)    $ (3,359)    $(10,474)    $ (6,940)
    Other comprehensive income:
         Unrealized holding gain (loss) on available for
         sale securities                                                  6,571          (24)       6,685          (24)
                                                                       --------     --------     --------     --------
    Total other comprehensive income (loss)                               6,571          (24)       6,685          (24)
                                                                       --------     --------     --------     --------
Comprehensive loss                                                     $   (270)    $ (3,383)    $ (3,789)    $ (6,964)
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

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                                                                                     SIX MONTHS ENDED
                                                                                                     ----------------
                                                                                                  JULY 1,          JULY 2,
                                                                                                   2001             2000
                                                                                                 ---------       -----------
Cash flows from operating activities:
   Net loss from continuing operations                                                            $(10,474)         $ (6,039)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                                 1,245               942
       Amortization of unearned compensation                                                           284             1,615
       Shares to be issued for 401-K match                                                             725               567
       Equity in loss of joint venture                                                               3,557             2,208
       Gain on sale of discontinued operations                                                      (2,236)           (3,184)
    Changes in assets and liabilities:
       Accounts receivable and unbilled contract revenue                                               710            (2,308)
       Inventory and other current assets                                                              319               362
       Accounts payable                                                                               (222)               (3)
       Accounts payable - Genzyme Corporation                                                         (484)              (76)
       Other accrued expenses                                                                         (247)             (737)
       Deferred contract revenue                                                                    (1,665)             (202)
                                                                                                  --------          --------
       Net cash used in operating activities                                                        (8,488)           (6,855)
Cash flows from investing activities:
   Purchase of property, plant and equipment                                                        (1,671)             (208)
   Investment in joint venture                                                                      (3,205)           (2,151)
   Purchase of marketable securities                                                                (9,500)          (31,850)
   Redemption of marketable securities                                                              21,261                --
   Other assets                                                                                         --               107
                                                                                                  --------          --------
       Net cash  provided by (used in) investing activities                                          6,885           (34,102)
Cash flows from financing activities:
   Net proceeds from the issuance of common stock                                                      284            74,971
   Net proceeds from the exercise of warrants                                                           --             6,820
   Net proceeds from sale of discontinued operations (net of $2,124 expenses)                       23,876                --
   Net proceeds from employee stock purchase plan                                                      222               559
   Net proceeds from the exercise of stock options                                                   1,441             4,368
   Repayment of long-term debt                                                                        (470)             (442)
   Net payments under revolving line of credit                                                          --           (15,750)
   Other long-term liabilities                                                                          (9)               (9)
                                                                                                  --------          --------
       Net cash provided by financing activities                                                    25,344            70,517
    Net cash provided by discontinued operations                                                       145              --
                                                                                                  --------          --------
Net increase in cash and cash equivalents                                                           23,886            29,560
Cash and cash equivalents at beginning of the period                                                41,024             7,813
                                                                                                  --------          --------
Cash and cash equivalents at end of period                                                        $ 64,910          $ 37,373
                                                                                                  ========          ========
Noncash investing and financing activities
     Property acquired under capital lease                                                        $     --          $    113
     CRL common stock received from the sale of discontinued operations                             15,868                --

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

                  The financial statements for the three and six months ended July 1, 2001 and July 2, 2000 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

         2.       ACCOUNTING POLICIES:

                  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of warrants and stock options, totaled 2.6 million and 2.7 million at July 1, 2001 and July 2, 2000, respectively. Since the Company was in a net loss position at July 1, 2001 and July 2, 2000, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

                  Included in the net loss for the six months ended July 1, 2001 is the Company's equity in the loss of joint venture of $3.6 million which represents the Company's commitment to fund its share of the losses incurred in 2001 with respect to the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Prior to February 2, 2001, the Company and Genzyme each funded 50% of the losses. In March 2001, the Company and Genzyme signed an Interim Funding Agreement (the "Agreement") under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001, pending the Company's evaluation of alternative indications for ATIII. In July 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC (see Note 7). Total net losses of the ATIII LLC in the first six months of 2001 were $4 million, and the ATIII LLC did not record any revenues.

         3.       SHAREHOLDERS' EQUITY:

                  In March 2001, the Company's Board of Directors restored all unissued or reacquired shares of the Company's Series A Preferred Stock and Series B Preferred Stock to the status of authorized but undesignated and unissued shares of preferred stock.

         4.       SALE OF CONTRACT RESEARCH OPERATIONS:

                  On February 26, 2001, the Company completed the sale of its preclinical research operation, Primedica Corporation ("Primedica"), to Charles River Laboratories, Inc. ("CRL"). The total value of the transaction was $51 million. The transaction involved the sale of all of the Company's interest in Primedica for $26 million in cash, 658,945 shares of CRL common stock then valued at $15.9 million and the assumption by CRL of all of Primedica's approximately $9 million of facility mortgages and long-term capital leases. The net book value of Primedica at the time of the sale was $38.4 million. The sale resulted in a book gain of $2.2 million and no taxable gain due to the utilization of the Company's net operating losses. In July 2001, the Company sold all of its holdings of CRL common stock in a secondary offering (see Note
                  7). At July 1, 2001, the CRL common stock was classified as available for sale and was reflected at the then current market value of $34 per share for a total value of $22 million.

         5.       NEW ACCOUNTING PRONOUNCEMENTS:

                  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect any significant impact from the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial statements.

         6.       SHAREHOLDER RIGHTS AGREEMENT:

                  On May 31, 2001, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") as set forth in the Shareholder Rights Agreement, dated May 31, 2001, between the Company and American Stock Transfer & Trust Company, as Rights

                  Agent (the "Rights Agreement"). A series of preferred stock of the Company designated as Series C Junior Participating Cumulative Preferred Stock (the "Series C Preferred Stock"), par value $.01 per share, has been created in accordance with the Rights Agreement. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company's shareholders. As such, the Plan enhances the Board of Directors' ability to protect shareholder interests and ensure that shareholders receive fair and equal treatment in the event any proposed takeover of the Company is made in the future. Pursuant to the Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock to shareholders of record as of June 1, 2001. The preferred stock purchase rights are attached to, and will trade with, the Company's common stock. The purchase rights are currently unexercisable, and will only become exercisable upon the occurrence of certain triggering events described in the Rights Agreement.

            7.         SUBSEQUENT EVENTS:

                  On July 25, 2001, the Company completed the sale of all of its holdings of CRL common stock. In total, 658,945 shares were sold at $29 per share ($27.61 net of underwriters commission) resulting in proceeds of $18.1 million and a $2.3 million realized gain.

                  On July 30, 2001, the Company completed the reacquisition of Genzyme's ownership interest in the ATIII LLC. In consideration, Genzyme will receive a royalty based on the Company's sales of ATIII, if any, in all territories except Asia, commencing three years after the first commercial sale and subject to a cumulative maximum of $30 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000

Total revenues for the three-month period ending July 1, 2001 were $2.3 million, compared with $4.2 million for the comparable period in 2000, a decrease of $1.9 million or 46%. The decrease in revenues is due to the recognition in 2000 of milestone revenues earned in association with progress on its transgenic programs.

Research and development expenses increased to $5 million in the second quarter of 2001 from $4.6 million in the second quarter of 2000, an increase of $400,000 or 9%. The increase is primarily due to a higher investment in the research and development programs, including recombinant serum albumin (rhSA) and further development of the Company's core technologies.

There was a loss of $2.7 million on research and development in the second quarter of 2001 versus a loss of $403,000 in the second quarter of 2000. The increase in the loss on research and development is due to the timing of milestone revenues earned in the 2000 as well as a higher investment in research and development programs in 2001.

Selling, general and administrative ("SG&A") expenses increased to $3.4 million in the second quarter of 2001 from $2.2 million in the second quarter of 2000, an increase of $1.2 million or 54%. The increase is primarily due to a charge related to the contractual obligations in connection with the resignation of the Company's former President and Chief Executive Officer, as well as to an increase in consulting and professional fees in 2001.

The Company recognized $1.4 million of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the second quarter of both 2001 and 2000.

Interest income decreased to $921,000 in the second quarter of 2001, from $1,037,000 in the second quarter of 2000, due to the impact of lower interest rates in 2001.

Interest expense decreased to $194,000 in the second quarter of 2001 from $237,000 in the second quarter of 2000 due to lower outstanding borrowings in 2001.

SIX MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000

Total revenues for the six-month period ending July 1, 2001 were $5.2 million, compared with $7.7 million in the comparable period of 2000, a decrease of $2.5 million or 33%. The decrease is due to the recognition in 2000 of milestones earned in association with progress on its transgenic programs.

Research and development expenses increased to $10.1 million in the first six months of 2001 from $8.4 million in the comparable period of 2000, an increase of $1.6 milion, or 19%. The increase is primarily due to a higher investment in the research and development programs, including recombinant human serum albumin
(rhSA) and further development of the Company's core technologies.

There was a loss of $4.9 million on research and development in the first six months of 2001 versus a loss of $705,000 in the comparable period of 2000. The increase in the loss on research and development is due to the recognition of milestones earned in the first six months of 2000 as well as a higher investment in research and development programs in 2001.

SG&A expenses increased to $5.8 million in the first six months of 2001 from $4.2 million in the comparable period of 2000, an increase of $1.6 million or 39%. The increase is primarily due to a charge related to contractual obligations in connection with the resignation of the Company's former President and Chief Executive Officer, as well as to an increase in consulting and professional fees in 2001.

The Company recognized $3.6 million of joint venture losses incurred on ATIII LLC between the Company and Genzyme during the first six months of 2001 as compared to $2.2 million incurred during the comparable period of 2000. The increase was due to an Interim Funding Agreement (the "Agreement") with Genzyme under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001, pending the Company's evaluation of alternative indications for ATIII. In July 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC in exchange for a royalty based on the Company's sales of ATIII, if any, commencing three years after the first commercial sale up to a cumulative maximum of $30 million (see Note 7).

Interest income increased to $1.9 million in the first six months of 2001, from $1.6 million in the comparable period of 2000, due to the investment of proceeds generated by the sale of the Company's contract research operations, Primedica Corporation ("Primedica") to Charles River Laboratories, Inc. ("CRL") in February 2001, as well as to higher cash and marketable security balances in the first six months of 2001, partially offset by the impact of lower interest rates in 2001.

Interest expense decreased to $418,000 in the first six months of 2001 from $551,000 in the comparable period of 2000 due to lower outstanding borrowings in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $100.8 million at July 1, 2001. This amount includes cash and cash equivalents of $78.4 million and $22.4 million of CRL common stock. The CRL common stock was classified as available for sale and was recorded at market value of $34 per share at the balance sheet date.

During the first six months of 2001, the Company had a $23.9 million net increase in cash and cash equivalents. Sources of funds during the period included $23.9 million of net proceeds from the sale of Primedica, $21.3 million from the redemption of marketable securities and $1.9 million from the issuance of common stock under various employee stock plans. Uses of funds during the period included $8.5 million used in operations, $1.7 million invested in capital equipment and further expansion of the transgenic production facility, $3.2 million of funding of the ATIII LLC, $9.5 million used to purchase marketable securities and $470,000 used to pay down long-term debt.

On July 25, 2001, the Company completed the sale of all of its holdings of CRL common stock at $29 per share for a total of $18.1 million. The sale resulted in a $2.3 million realized gain.

The Company had working capital of $86.7 million at July 1, 2001 compared to $88.4 million at December 31, 2000. As of July 1, 2001 the Company had $15.8 million available under a line of credit with a commercial bank.

The Company is preparing plans for expansion of its existing transgenic production facilities in Central Massachusetts as well as establishment of a second production site in order to facilitate growth in the number of development programs and the commercialization of ongoing transgenic programs. In August 2001, the Company signed an agreement to purchase approximately 135 acres of farm land in eastern New York state for approximately $450,000 to be used for development as a second production site. The Company anticipates investing between $6 million and $8 million in capital expenditures over the next 18-24 months.

In August 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC. Accordingly, the Company will be required to fully fund any development costs for ATIII until a development partner is obtained. The Company expects to submit in August 2001, a clinical trial exemption ("CTX") for rhATIII to the Medicines Control Agency ("MCA"), in the United Kingdom for permission to conduct a pharmacokinetic trial in hereditary ATIII deficient patients.

Management's current expectations regarding the sufficiency of the Company's cash resources are forward-looking statements, and the Company's cash requirements may vary materially from such expectations. Such forward-looking statements are dependent on several factors, including the ability of the Company to enter into transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing, competitive and technological advances and regulatory requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no other material changes in the Company's market risk since December 31, 2000. The Company's market risk disclosures are discussed in its Form 10-K for the year ended December 31, 2000 under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

                                     PART II

         ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on May 23, 2001, the Company's shareholders voted as follows:

         To reelect each of the following nominees to the Board of Directors for a three-year term.

                  NOMINEE                             TOTAL VOTE "FOR"                   TOTAL VOTE WITHHELD
                  Robert W. Baldridge                   26,345,728                               130,070

                  James A. Geraghty                     26,348,739                               127,059

                  Henri A. Termeer                      26,346,635                               129,163

         In addition, the terms in office of Henry E. Blair, Francis J. Bullock, Alan W. Tuck and Geoffrey F. Cox continued after the meeting.

         ITEM 6:  EXHIBITS AND REPORTS ON FROM 8-K

         (a)      Exhibits

                  See the Exhibit Index immediately following the signature page.

         (b)      Reports on Form 8-K

                  On June 1, 2001, the Company filed a Current Report on Form 8-K with the SEC reporting the Company's establishment of a shareholder rights plan.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                                  JULY 1, 2001

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date:  August 7, 2001             GENZYME TRANSGENICS CORPORATION

                                    BY: /s/ John B. Green
                                        ---------------------------------------
                                        John B. Green
                                        Duly Authorized Officer,
                                        Vice President and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT      DESCRIPTION
10.1         Separation Agreement and General Release between the Company and
             Sandra Nusinoff Lehrman dated as of  May 16, 2001.