Form 10-Q
period 2001-09-30
GENZYME TRANSGENICS CORP
filed 2001-11-13
CIK 904973

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
  ---      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________

                         Commission file number 0-21794

                         GENZYME TRANSGENICS CORPORATION
                       ------------------------------------
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

         Yes     X    .                    No          .
             ---------                        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                        OUTSTANDING AT NOVEMBER 6, 2001
 Common Stock, $0.01 par value                      30,181,431

                         GENZYME TRANSGENICS CORPORATION
                                TABLE OF CONTENTS

                                                                                             PAGE #
PART I. FINANCIAL INFORMATION

     ITEM 1 - Unaudited Consolidated Financial Statements

     Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.................3

     Consolidated Statements of Operations for the Three Months and Nine Months
     Ended September 30, 2001 and October 1, 2000...............................................4

     Consolidated Statements of Cash Flows for the Nine Months Ended September
     30, 2001 and October 1, 2000  .............................................................5

     Notes to Unaudited Consolidated Financial Statements.......................................6

     ITEM 2
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations.................................................................................9

     ITEM 3
     Quantitative and Qualitative Disclosures About Market Risk ...............................11

PART II. OTHER INFORMATION

     ITEM 6
     Exhibits and Reports on Form 8-K..........................................................12

SIGNATURES.....................................................................................13

EXHIBIT INDEX..................................................................................14

                         GENZYME TRANSGENICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (UNAUDITED, DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                 2001                    2000
                                                                             --------------        --------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                  $     69,275          $    41,024
  Marketable securities                                                            24,444               25,508
  Accounts receivable and unbilled contract revenue, net of allowance
    of $361 at September 30, 2001 and December 31, 2000                             2,817                2,753
  Other current assets                                                                688                1,098
  Net assets of discontinued contract research operations held for sale                 -               37,272
                                                                             ---------------       --------------
       Total current assets                                                        97,224              107,655
Net property, plant and equipment                                                  15,458               13,841
Other assets                                                                       11,937               12,907
                                                                             ---------------       --------------
                                                                             $    124,619          $   134,403
                                                                             ===============       ==============
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $        354          $     1,073
  Accounts payable - Genzyme Corporation                                              770                1,344
  Payable to ATIII LLC                                                              1,290                1,096
  Accrued expenses                                                                  5,259                4,514
  Deferred contract revenue                                                         3,382                4,522
  Current portion of long-term debt and capital leases                              6,137                6,717
                                                                             ---------------       --------------
       Total current liabilities                                                   17,192               19,266
  Long-term debt and capital leases, net of current portion                            87                  223
  Deferred lease obligation                                                            58                   71
                                                                             ---------------       --------------
       Total liabilities                                                           17,337               19,560

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized
    no shares were issued and outstanding                                               -                    -
  Common stock, $.01 par value; 100,000,000 shares authorized;
    30,181,431 and 29,697,151 shares issued and outstanding
    at September 30, 2001 and December 31, 2000, respectively                         302                  297
  Capital in excess of par value - common stock                                   197,562              194,255
  Accumulated deficit                                                             (90,719)             (79,766)
  Accumulated other comprehensive income                                              137                   57
                                                                             ---------------       --------------
        Total shareholders' equity                                                107,282              114,843
                                                                             ---------------       --------------
                                                                             $    124,619          $   134,403
                                                                             ===============       ==============

   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    ---------------------------------   -----------------------------
                                                       SEPTEMBER 30,       OCTOBER 1,     SEPTEMBER 30,    OCTOBER 1,
                                                           2001              2000            2001             2000
                                                           ----              ----            ----             ----
Revenues                                            $       5,498     $       3,169     $      10,693     $   10,906

Costs of revenue and operating expenses:
   Research and development                                 5,893             4,864            15,947         13,306
   Selling, general and administrative                      2,605             2,154             8,414          6,319
   Equity in loss of joint venture                            521               977             4,078          3,185
                                                    -------------     -------------     -------------     ----------
                                                            9,019             7,995            28,439         22,810
                                                    -------------     -------------     -------------     ----------

Operating loss from continuing operations                  (3,521)           (4,826)          (17,746)       (11,904)
Other income (expense):
   Interest income                                            893             1,175             2,826          2,765
   Interest expense                                          (174)             (224)             (592)          (775)
   Realized gain on sale of securities                      2,323                 -             2,323              -
                                                    -------------     -------------     -------------     ----------

Operating loss from continuing operations                    (479)           (3,875)          (13,189)        (9,914)
Discontinued operations
   Income (loss) from discontinued contract
     research operations (less applicable taxes
     of $0 and $55)                                             -               329                 -           (572)
   Gain from sale of discontinued contract
     research operations                                        -                 -             2,236              -
                                                    -------------     -------------     -------------     ----------

Net loss                                            $        (479)    $      (3,546)    $     (10,953)    $  (10,486)

Dividend to preferred shareholders                              -                 -                 -            (74)
                                                    -------------     -------------     -------------     ----------

Net loss available to common shareholders           $        (479)    $      (3,546)    $     (10,953)    $  (10,560)
                                                    -------------     -------------     -------------     ----------

Net income (loss) per common share (basic and
   diluted):
  From continuing operations                        $       (0.02)    $       (0.13)    $       (0.44)    $    (0.36)
                                                    =============     =============     =============     ==========
  From discontinued contract research operations    $           -     $        0.01     $        0.07     $    (0.02)
                                                    =============     =============     =============     ==========
  Net loss                                          $       (0.02)    $       (0.12)    $       (0.37)    $    (0.38)
                                                    =============     =============     =============     ==========

Weighted average number of shares outstanding
   (basic and diluted)                                     30,113            29,100            29,906         27,949
                                                    =============     =============     =============     ==========

Comprehensive loss:
   Net loss                                         $        (479)    $      (3,546)    $     (10,953)    $  (10,486)
   Other comprehensive income:
     Unrealized holding gain (loss) on available
     for sale securities                                      (11)               32                80             15
                                                    -------------     -------------     -------------     ----------
   Total other comprehensive income (loss)                    (11)               32                80             15
                                                    -------------     -------------     -------------     ----------
Comprehensive loss                                  $        (490)    $      (3,514)    $     (10,873)    $  (10,471)
                                                    =============     =============     =============     ==========

   The accompanying notes are an integral part of these financial statements.

                         GENZYME TRANSGENICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                      --------------------------------
                                                                        SEPTEMBER 30,       OCTOBER 1,
                                                                           2001                2000
                                                                      ---------------      -----------
Cash flows from operating activities:
   Net loss from continuing operations                                 $    (13,189)       $    (9,914)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            1,964              1,442
     Amortization of unearned compensation                                      284              1,715
     Amortization/accretion marketable securities                               198               (659)
     Shares to be issued for 401-K match                                        725                567
     Equity in loss of joint venture                                          1,290              3,185
     Gain on sale of CRL stock                                               (2,323)                 -
   Changes in assets and liabilities:
     Accounts receivable and unbilled contract revenue                          (64)            (1,674)
     Other current assets                                                       126                195
     Accounts payable                                                          (719)               228
     Accounts payable - Genzyme Corporation                                    (574)             1,062
     Other accrued expenses                                                     745               (489)
     Deferred contract revenue                                               (1,140)               (22)
                                                                      -------------        -----------
     Net cash used in operating activities                                  (12,677)            (4,364)
Cash flows from investing activities:
   Purchase of property, plant and equipment                                 (2,612)              (748)
   Investment in joint venture                                               (1,096)            (2,152)
   Purchase of marketable securities                                        (29,183)           (42,741)
   Redemption of marketable securities                                       29,748              9,784
   Sale of CRL stock                                                         18,192                  -
   Cash paid for acquisition of SMIG                                              -                (26)
   Other assets                                                                   -                107
                                                                      -------------        -----------
      Net cash used in investing activities                                  15,049            (35,776)
Cash flows from financing activities:
   Net proceeds from the issuance of common stock                               284             74,964
   Net proceeds from the exercise of warrants                                     -              6,820
   Net proceeds from sale of discontinued operations (net of
      $2,124 expenses)                                                       23,876                  -
   Net proceeds from employee stock purchase plan                               330                874
   Net proceeds from the exercise of stock options                            1,973              6,203
   Repayment of long-term debt                                                 (716)              (502)
   Net payments under revolving line of credit                                    -            (15,750)
   Other long-term liabilities                                                  (13)               (13)
                                                                      -------------        -----------
      Net cash provided by financing activities                              25,734             72,596
   Net cash provided by (used in) discontinued operations                       145             (4,547)
                                                                      -------------        -----------
Net increase in cash and cash equivalents                                    28,251             27,909
Cash and cash equivalents at beginning of the period                         41,024              7,813
                                                                      -------------        -----------
Cash and cash equivalents at end of period                             $     69,275        $    35,722
                                                                      -------------        -----------

Noncash investing and financing activities:
   SMIG acquired by issuance of stock                                  $          -        $    11,054
   Property acquired under capital lease                                          -                113
   CRL common stock received from the sale of discontinued
     operations                                                              15,868                  -
   Assumption of Primedica debt                                               9,000                  -

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

       The financial statements for the three and nine months ended September 30, 2001 and October 1, 2000 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

  2.   ACCOUNTING POLICIES:

       The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

       Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of warrants and stock options totaled 2.6 million and 3 million at September 30, 2001 and October 1, 2000, respectively. Since the Company was in a net loss position at September 30, 2001 and October 1, 2000, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

       Included in the net loss for the nine months ended September 30, 2001 is the Company's $4.1 million equity in loss of joint venture, which represents the Company's commitment to fund its share of the losses incurred in 2001 with respect to the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Prior to February 2, 2001, the Company and Genzyme each funded 50% of the losses. In March 2001, the Company and Genzyme signed an Interim Funding Agreement under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001, pending the Company's evaluation of alternative indications for ATIII. On July 31, 2001, the Company completed the reacquisition of Genzyme's ownership interest in the ATIII LLC. In consideration, Genzyme will receive a royalty based on the Company's sales of ATIII, if any, in all territories except Asia, commencing three years after the first commercial sale and subject to a cumulative maximum of $30 million.

       Total net losses of the ATIII LLC in the first nine months of 2001 were $4.5 million before the reacquisition from Genzyme on July 31, 2001, and the ATIII LLC did not record any revenues.

  3.   SHAREHOLDERS' EQUITY:

       In March 2001, the Company's Board of Directors restored all unissued or reacquired shares of the Company's Series A Preferred Stock and Series B Preferred Stock to the status of authorized but undesignated and unissued shares of preferred stock.

  4.   SALE OF CONTRACT RESEARCH OPERATIONS:

       On February 26, 2001, the Company completed the sale of its preclinical research operation, Primedica Corporation ("Primedica"), to Charles River Laboratories, Inc. ("CRL"). The total value of the transaction was $51 million. The transaction involved the sale of all of the Company's interest in Primedica for $26 million in cash, 658,945 shares of CRL common stock then valued at $15.9 million and the assumption by CRL of all of Primedica's approximately $9 million of facility mortgages and long-term capital leases. The net book value of Primedica at the time of the sale was $38.4 million. The sale resulted in a book gain of $2.2 million and no taxable gain due to the utilization of the Company's net operating losses. On July 25, 2001, the Company completed the sale of all of its holdings of CRL common stock. The shares were sold at $29 per share ($27.61 net of underwriters commission) resulting in net proceeds of $18.2 million and a $2.3 million realized gain.

  5.   NEW ACCOUNTING PRONOUNCEMENTS:

       In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141 ("SFAS No. 141"), "Business Combinations" and FASB Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect any significant impact from the adoption of SFAS No. 141 and SFAS No. 142 on the Company's financial statements.

       On October 3, 2001, FASB issued FASB Statement No. 144 ("SFAS No. 144" or the "Standard"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS No. 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company does not expect the above accounting pronouncements to have a significant impact on the Company.

  6.   SHAREHOLDER RIGHTS AGREEMENT:

       On May 31, 2001, the Board of Directors adopted a Shareholder Rights Plan (the "Plan") as set forth in the Shareholder Rights Agreement, dated May 31, 2001, between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agreement"). A series of preferred stock of the Company designated as Series C Junior Participating Cumulative Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), has been created in accordance with the Rights Agreement. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of the Company without offering a fair and adequate price and terms to all of the Company's shareholders. As such, the Plan enhances the Board of Directors' ability to protect shareholder interests and ensure that shareholders receive fair and equal treatment in the event any proposed takeover of the Company is made in the future. Pursuant to the Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock to shareholders of record as of June 1, 2001. The preferred stock purchase rights are attached to, and will trade with, the Company's common stock. The purchase rights are currently unexercisable, and will only become exercisable upon the occurrence of certain triggering events described in the Rights Agreement.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000

Total revenues for the three-month period ending September 30, 2001 were $5.5 million, compared with $3.2 million for the comparable period in 2000, an increase of $2.3 million or 73%. The increase in revenues includes the recognition in 2001 of revenues earned in association with option payments of approximately $3.8 million received from Fresenius. These options were exercised by Fresenius to gain additional marketing rights for North America and Asia, exclusive of Japan.

Research and development expenses increased to $5.9 million in the third quarter of 2001 from $4.9 million in the third quarter of 2000, an increase of $1 million or 21%. The increase is primarily due to a higher investment in the research and development programs, including recombinant serum albumin (rhSA), recombinant human antithrombin III (rhATIII) and further development of the Company's core technologies. The Company reacquired Genzyme's ownership interest in the ATIII LLC on July 31, 2001. As a result of the reacquisition, all rhATIII related costs subsequent to July 31, 2001, are included in the Company's research and development expenses.

Selling, general and administrative expenses increased to $2.6 million in the third quarter of 2001 from $2.2 million in the third quarter of 2000, an increase of $451,000 or 21%. The increase is primarily due to increased investment in information technology personnel related expenses, recruiting costs and professional fees in 2001.

The Company recognized $521,000 of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the third quarter of 2001 as compared to $977,000 during the third quarter of 2000. The decrease is a result of the Company reacquiring Genzyme's ownership interest in the ATIII LLC on July 31, 2001, in exchange for a royalty to Genzyme based on the Company's sales of rhATIII, if any, commencing three years after the first commercial sale, up to a cumulative maximum of $30 million.

Interest income decreased to $893,000 in the third quarter of 2001, from $1.2 million in the third quarter of 2000, due to the impact of lower interest rates in 2001.

Interest expense decreased to $174,000 in the third quarter of 2001 from $224,000 in the third quarter of 2000 due to lower outstanding borrowings, as well as lower interest rates, in 2001.

The realized gain on the sale of securities is a result of the sale, in July 2001, of all the shares of Charles River Laboratories, Inc. common stock received as part of the purchase price in the Company's February, 2001 sale of Primedica Corporation.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1,  2000

Total revenues for the nine-month period ending September 30, 2001 were $10.7 million, just slightly lower than the $10.9 million in the comparable period of 2000.

Research and development expenses increased to $15.9 million in the first nine months of 2001 from $13.3 million in the comparable period of 2000, an increase of $2.6 million, or 20%. The increase is primarily due to a higher investment in the research and development programs, including recombinant human serum albumin, recombinant human antithrombin III and further development of the Company's core technologies. The Company reacquired Genzyme's ownership interest in the ATIII LLC on July 31, 2001. As a result of the reacquisition, all rhATIII related costs subsequent to July 31, 2001, are included in the Company's research and development expenses.

Selling, general and adminstrative expenses increased to $8.4 million in the first nine months of 2001 from $6.3 million in the comparable period of 2000, an increase of $2.1 million or 33%. The increase is due to an increased investment in information technology personnel related expenses, higher professional fees and recruiting costs, as well as to a charge related to contractual obligations in connection with the resignation of the Company's former President and Chief Executive Officer.

The Company recognized $4.1 million of joint venture losses incurred on ATIII LLC between the Company and Genzyme during the first nine months of 2001 as compared to $3.2 million incurred during the comparable period of 2000. The increase was due to an Interim Funding Agreement with Genzyme under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001, pending the Company's evaluation of alternative indications for rhATIII. On July 31, 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC in exchange for a royalty to Genzyme based on the Company's sales of rhATIII, if any, commencing three years after the first commercial sale, up to a cumulative maximum of $30 million.

Interest income was $2.8 million in both the first nine months of 2001 and 2000. The investment of proceeds generated by the sale of the Company's contract research operations, Primedica to Charles River Laboratories in February 2001, along with higher cash and marketable security balances in the first nine months of 2001, are offset by the impact of lower interest rates in 2001.

Interest expense decreased to $592,000 in the first nine months of 2001 from $775,000 in the comparable period of 2000 due to lower outstanding borrowings, as well as lower interest rates, in 2001.

The realized gain on the sale of securities is a result of the sale, in July 2001, of all the shares of Charles River Laboratories common stock received as part of the purchase price in the Company's February, 2001 sale of Primedica.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $93.7 million at September 30, 2001. This amount includes cash and cash equivalents of $69.3 million.

During the first nine months of 2001, the Company had a $28.3 million net increase in cash and cash equivalents. Sources of funds during the period included $23.9 million of net proceeds from the sale of Primedica, $18.2 million from the sale of the Charles River Laboratories common stock, $29.7 million from the redemption of marketable securities and $2.6 million from the issuance of common stock under various employee stock plans. Uses of funds during the period included $12.7 million used in operations, $2.6 million invested in capital equipment and further expansion of the transgenic production facility, $1.1 million of funding of the ATIII LLC, $29.2 million used to purchase marketable securities and $716,000 used to pay down long-term debt.

The Company had working capital of $80 million at September 30, 2001 compared to $88.4 million at December 31, 2000. As of September 30, 2001 the Company had $15.8 million available under a line of credit with a commercial bank.

The Company is preparing plans to expand its existing transgenic production facilities in central Massachusetts as well as to establish a second production site in order to facilitate growth in the number of development programs and the commercialization of ongoing transgenic programs. In August 2001, the Company signed an agreement to purchase approximately 135 acres of farm land in eastern New York State for approximately $450,000, to be developed as a second production site. The Company anticipates investing between $6 million and $8 million in capital expenditures over the next 18-24 months.

On July 31, 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC. Accordingly, the Company will be required to fully fund any development costs for ATIII until a development partner is obtained. The Company both filed for and received acceptance of our clinical trial exemption for rhATIII in Europe to begin clinical study of ATIII patients with a hereditary deficiency. A pharmacokinetic trial in Europe will begin in the fourth quarter of 2001.

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

  (b)      Reports on Form 8-K

           No reports were filed on Form 8-K during the quarter ended September 30, 2001.

                 GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

  Date:  November 13, 2001          GENZYME TRANSGENICS CORPORATION


                                    BY:  /s/ John B. Green
                                       ---------------------------------------
                                         John B. Green
                                         Duly Authorized Officer,
                                         Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION

10.1 Executive Employment Agreement between the Company and Geoffrey F. Cox, dated as of July 18, 2001. Filed herewith.

10.2* Purchase Agreement between the Company and Genzyme Corporation, dated as of July 31, 2001. Filed herewith.

10.3* Services Agreement between the Company and Genzyme Corporation, dated as of July 31, 2001. Filed herewith.

10.4* Amended and Restated Collaboration Agreement among the Company, Genzyme Corporation and ATIII LLC, dated as of July 31, 2001. Filed herewith.

* Certain confidential material contained in portions of Exhibits 10.2, 10.3 and 10.4 has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.