Form 10-Q
period 2002-03-31
GENZYME TRANSGENICS CORP
filed 2002-05-01
CIK 904973

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-21794

GENZYME TRANSGENICS CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3186494 (I.R.S. Employer Identification No.)
175 Crossing Boulevard, Framingham, Massachusetts (Address of principal executive offices)	01702 (Zip Code)

(508) 620-9700
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2002
Common Stock, $0.01 par value	27,477,498

GENZYME TRANSGENICS CORPORATION
TABLE OF CONTENTS

PAGE #
PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements
Consolidated Balance Sheets as of March 31, 2002 and December 30, 2001	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and April 1, 2001	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and April 1, 2001	5
Notes to Unaudited Consolidated Financial Statements	6
ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3
Quantitative and Qualitative Disclosures About Market Risk	10
PART II. OTHER INFORMATION
ITEM 6
Exhibits and Reports on Form 8-K	11
SIGNATURES	12
EXHIBIT INDEX	13

ITEM 1—FINANCIAL STATEMENTS

GENZYME TRANSGENICS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	March 31, 2002	December 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$29,161	$26,850
Marketable securities	53,985	63,598
Accounts receivable and unbilled contract revenue, net of allowance of $361 at March 31, 2002 and December 30, 2001	1,478	1,316
Other current assets	1,316	1,107

Total current assets	85,940	92,871
Net property, plant and equipment	16,880	15,957
Net intangible assets	11,362	11,595
Other assets	78	20

	$114,260	$120,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,285	$1,923
Accounts payable—Genzyme Corporation	1,684	1,852
Accrued expenses	4,803	5,078
Deferred contract revenue	2,691	3,620
Current portion of long-term debt and capital leases	169	5,940

Total current liabilities	10,632	18,413
Long-term debt and capital leases, net of current portion	6,419	26
Deferred lease obligation	50	54

Total liabilities	17,101	18,493
Shareholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 30,297,478 and 30,200,219 shares issued and outstanding at March 31, 2002 and December 30, 2001, respectively	303	302
Capital in excess of par value—common stock	198,142	197,742
Accumulated deficit	(100,888)	(96,322)
Accumulated other comprehensive income	(398)	228

Total shareholders' equity	97,159	101,950

	$114,260	$120,443

The accompanying notes are an integral part of these financial statements.

GENZYME TRANSGENICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, dollars in thousands except per share amounts)

	Three months ended
	March 31, 2002	April 1, 2001
Revenues:
Research and development revenue	$3,845	$2,242
Research and development revenue from joint venture	—	692

	3,845	2,934
Costs of revenue and operating expenses:
Cost of research and development revenue	4,091	3,369
Research and development	2,039	1,684
Selling, general and administrative	2,852	2,430
Equity in loss of joint venture	—	2,108

	8,982	9,591

Operating loss from continuing operations	(5,137)	(6,657)
Other income (expense):
Interest income	620	1,012
Interest expense	(49)	(224)

Loss from continuing operations	(4,566)	(5,869)
Discontinued operations:
Gain from sale of discontinued contract research operations	—	2,236

Net loss	$(4,566)	$(3,633)

Net loss per common share (basic and diluted):
From continuing operations	$(0.15)	$(0.20)

From discontinued contract research operations	$—	$0.08

Net loss	$(0.15)	$(0.12)

Weighted average number of common shares outstanding (basic and diluted)	30,229	29,724

Comprehensive loss:
Net loss	$(4,566)	$(3,633)
Other comprehensive income:
Unrealized holding (loss) gain on available for sale securities	(626)	57

Total other comprehensive income (loss)	(626)	57

Comprehensive loss	$(5,192)	$(3,576)

The accompanying notes are an integral part of these financial statements.

GENZYME TRANSGENICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Three months ended
	March 31, 2002	April 1, 2001
Cash flows from operating activities:
Net loss from continuing operations	$(4,566)	$(3,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	534
Non cash interest income (loss) from marketable securities	314	(48)
Common stock issuance to GTC savings and retirement plan	234	725
Equity in loss of joint venture	—	2,108
Realized gain on sale of CRL stock	—	(2,236)
Loss on disposal of fixed assets	138	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(221)	522
Other assets and liabilities	(212)	547
Accounts payable	(638)	737
Accounts payable—Genzyme Corporation	(168)	(1,007)
Other accrued expenses	(275)	(780)
Deferred contract revenue	(929)	(1,288)

Net cash used in operating activities	(5,775)	(3,819)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,376)	(927)
Investment in joint venture	—	(1,554)
Purchase of marketable securities	(26,109)	(2,500)
Redemption of marketable securities	34,782	16,500

Net cash provided by investing activities	7,297	11,519
Cash flows from financing activities:
Proceeds from long-term debt	6,400	—
Repayment of long-term debt	(5,778)	(242)
Net proceeds from employee stock purchase plan	164	109
Net proceeds from the exercise of stock options	3	109
Net proceeds from sale of discontinued operations (net of $2,124 expenses)	—	23,876

Net cash provided by financing activities	789	23,852
Net cash provided by discontinued operations	—	145

Net increase in cash and cash equivalents	2,311	31,697
Cash and cash equivalents at beginning of the period	26,850	41,024

Cash and cash equivalents at end of period	$29,161	$72,721

The accompanying notes are an integral part of these financial statements.

GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation:

  These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. The financial statements for the three months ended March 31, 2002 and April 1, 2001, are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    Accounting Policies:

  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of warrants and stock options, totaled 3.6 million and 2.7 million at March 31, 2002 and April 1, 2001, respectively. Since the Company was in a net loss position at March 31, 2002 and April 1, 2001, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive. Included in the net loss is an equity in loss of joint venture of $2.1 million which represents the Company's commitment to fund its share of the losses incurred in 2001 with respect to the joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Prior to February 2, 2001, the Company and Genzyme each funded 50% of the losses. In March 2001, the Company and Genzyme signed an Interim Funding Agreement under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001, pending the Company's evaluation of alternative indications for its recombinant antithrombin III protein. On July 31, 2001, the Company completed the reacquisition of Genzyme's ownership interest in the ATIII LLC, and subsequent to this date, results of the ATIII LLC joint venture were consolidated into the Company's results. In consideration, Genzyme will receive a royalty based on the Company's sales of ATIII, if any, in all territories except Asia, commencing three years after the first commercial sale and subject to a cumulative maximum of $30 million.

3.    Sale of Contract Research Operations:

  On February 26, 2001, the Company completed the sale of its preclinical research operation, Primedica Corporation ("Primedica"), to Charles River Laboratories, Inc. ("CRL"). The total value of the transaction was $51 million. The transaction involved the sale of all of the Company's interest in Primedica for $26 million in cash, 658,945 shares of CRL common stock valued at $15.9 million and the assumption by CRL of all of Primedica's approximately $9 million of facility mortgages and long-term capital leases. The net book value of Primedica at the time of the sale was $38.4 million. The sale resulted in a book gain of $2.2 million and no taxable gain due to the utilization of the Company's net operating losses. On July 5, 2001, the Company completed the sale of all of its holdings of CRL common stock. The shares sold at $29 per share ($27.61 net of underwriter's commission) resulting in net proceeds of $18.2 million and a $2.3 million realized gain.

4.    New Accounting Pronouncements:

  In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141 ("SFAS No. 141"), Business Combinations and FASB Statement No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. The Company has intangible assets at March 31, 2002 representing marketing rights and license fees, which are valued at $10 million and $1.4 million, net of amortization, respectively. The Company's transitional impairment test on these assets is expected to be completed by June 30, 2002. The impact of impairment, if any, on the Company's financial statements is not expected to be material. On October 3, 2001, FASB issued FASB Statement No. 144 ("SFAS No. 144" or the "Standard"), Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of SFAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS No. 144 on January 1, 2002 with no significant effect on the Company's financial position or results of operations.

5.    Long-Term Debt:

  In March 2002, the Company entered into a five year Loan and Security Agreement (the "Agreement") with Silicon Valley Bank in the amount of $11.6 million, of which $5.5 million was used to refinance a prior loan from another bank, $1.1 million for the financing of previous capital asset acquisitions ($900,000 of which was drawn during the first quarter of 2002), $4 million is available for the financing of future capital requirements and $1 million is available under a revolving line of credit. The principal amounts outstanding under the Agreement shall accrue interest at a per annum rate equal to the Bank's Prime Rate (4.75% at March 31, 2002). The Agreement includes a lien on all assets of the Company except intellectual property and a negative pledge on the intellectual property. The Company must maintain a cash position consisting of unrestricted cash and marketable securities (net of working capital line outstanding) of $25 million. In the event the Company's cash position falls below $25 million, all amounts outstanding under the three facilities must become 100% cash collateralized.

6.    Employee Benefit Plans:

  In February 2002, the Board of Directors adopted the 2002 Equity Incentive Plan and recommended it for stockholder approval at the 2002 Annual Meeting of Stockholders together with an increase of 600,000 shares of common stock reserved for issuance under the Company's Employee Stock Purchase Plan. After giving effect to the additional shares reserved for issuance under such plans, as of March 1, 2002, the Company has reserved an aggregate of 5,767,752 shares of common stock, subject to adjustment, for future issuance under equity incentive and employee stock purchase plans. This number is exclusive of 538,324 shares reserved for issuance under the Company's outstanding warrants.

7.    Subsequent Event:

  On April 4, 2002, the Company repurchased 2.82 million shares of the Company's common stock directly from Genzyme Corporation. The Company purchased the shares for an aggregate consideration of approximately $9.6 million, consisting of approximately $4.8 million in cash and a promissory note to Genzyme for the remaining $4.8 million. The Company's common stock was valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the NASDAQ National Market on April 1, 2002. Genzyme has committed to a 24-month lock-up provision on their remaining 4.92 million shares of the Company's common stock, approximately 18% of the Company's shares of outstanding stock. The lock-up provision will be released if the simple average of the Company's daily high and low stock trades, as reported on the NASDAQ National Market, exceeds $12.00 per share for 20 consecutive trading days. The $4.8 million promissory note bears interest at the London Interbank Offered Rate (LIBOR) plus 1% (3.04% at March 31, 2002). The principal will be repaid in two tranches; 50% on April 3, 2005 and the remaining 50% on April 3, 2006. This note is collateralized by a subordinated lien on all the assets of the Company except intellectual property.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2002 and April 1, 2001

Total revenues for the three-month period ending March 31, 2002 were $3.8 million, compared with $2.9 million for the comparable period in 2001, an increase of $900,000 or 31%. The increase in revenues is due to the nature and timing of completed milestones earned on GTC's external development programs in 2002, which varies from quarter to quarter.

Costs of research and operating expenses decreased to $9 million in the current quarter from $9.6 million in the first quarter of 2001. This decrease was due to reduced expenditures on the research and development program for recombinant human antithrombin III, known as rhATIII. In the 2002 quarter, GTC spent $1.1 million on the rhATIII program, which was $1.7 million less than was spent for rhATIII development in the same quarter of 2001. This reflects the revised clinical and regulatory strategy for this product in the hereditary deficiency indication, which is now GTC's continuing commitment to the development of this protein. Of the $2.8 million of expenses for the rhATIII program in 2001, $2.1 million are included in the item equity in loss of joint venture and approximately $700,000 was included in cost of research and development revenue. In addition, internal research and development expenses related to internal development programs other than rhATIII decreased approximately $800,000. The increase in the cost of research and development revenue to $4.1 million in the first quarter of 2002 from $3.4 million in the first quarter of 2001, reflects an increase of $1.5 million in expenses to support activity for GTC's external research and development programs other than ATIII during those periods, net of the decrease in ATIII spending.

Selling, general and administrative ("SG&A") expenses increased to $2.9 million in the first quarter of 2002 from $2.4 million in the first quarter of 2001, an increase of $400,000 or 17%. The increase is primarily due to increased investment in information technology to support our growth, as well as legal fees associated with patent work.

Interest income decreased to $620,000 in the first quarter of 2002, from $1 million in the first quarter of 2001. The decrease is due a lower cash balance and the impact of lower interest rates in 2002.

Interest expense decreased to $49,000 in the first quarter of 2002 from $224,000 in the first quarter of 2001 due to lower outstanding borrowings in 2002, as well as lower interest rates in 2002.

The Company recognized $2.1 million of joint venture losses incurred on the joint venture ("ATIII LLC") between the Company and Genzyme Corporation ("Genzyme") during the first quarter of 2001. In July 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC in exchange for a royalty payable to Genzyme based on the Company's future sales, if any, of rhATIII, commencing three years after the first commercial sale up to a cumulative maximum of $30 million. Following the reacquisition, the results of ATIII LLC are consolidated into the Company's results, as part of research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $83.1 million at March 31, 2002. This amount includes cash and cash equivalents of $29.2 million.

During the first quarter of 2002, the Company's cash, cash equivalents and marketable securities decreased by $7.3 million. There was a net increase of $2.3 million in cash and cash equivalents. Sources of funds during the period included $34.8 million from the redemption of marketable securities, $6.4 million of proceeds from long-term debt and $200,000 from the issuance of stock under various employee stock plans. Uses of funds during the period included $5.8 million used in operations,

$26.1 million used to purchase marketable securities, $1.4 million invested in capital equipment and further expansion of the transgenic production facility, and $5.8 million used to pay down long-term debt.

The Company had working capital of $75.3 million at March 31, 2002 compared to $74.5 million at December 30, 2001.

In March 2002, the Company entered into a five year Loan and Security Agreement (the "Agreement") with Silicon Valley Bank in the amount of $11.6 million, of which $5.5 million was used to refinance a prior loan from another bank, $1.1 million for the financing of previous capital asset acquisitions, of which $900,000 was drawn during the first quarter of 2002, $4 million is available for the financing of future capital requirements and $1 million is available under a revolving line of credit. The principal amounts outstanding under the Agreement shall accrue interest at a per annum rate equal to the Bank's Prime Rate (4.75% at March 31, 2002).

The Company must maintain a cash position consisting of unrestricted cash and marketable securities (net of working capital line outstanding) of $25 million. In the event the Company's cash position falls below $25 million, all amounts outstanding under the three facilities will become 100% cash collateralized.

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

On April 4, 2002, the Company repurchased 2.82 million shares of the Company's common stock directly from Genzyme Corporation. The Company purchased the shares for an aggregate consideration of approximately $9.6 million, consisting of approximately $4.8 million in cash and a promissory note to Genzyme for the remaining $4.8 million. The $4.8 million promissory note bears interest at the London Interbank Offered Rate (LIBOR) plus 1% (3.04% at March 31, 2002). The principal will be repaid in two tranches; 50% on April 3, 2005 and the remaining 50% on April 3, 2006.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk since December 30, 2001. The Company's market risk disclosures are discussed in its Annual Report on Form 10-K under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

PART II

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  See the Exhibit Index immediately following the signature page.

(b)
Reports on Form 8-K

  No reports were filed on Form 8-K during the quarter ended March 31, 2002.

GENZYME TRANSGENICS CORPORATION AND SUBSIDIARY
FORM 10-Q
March 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 1, 2002	GENZYME TRANSGENICS CORPORATION
	BY:	/s/ JOHN B. GREEN John B. Green Duly Authorized Officer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated as of March 27, 2002. Filed herewith. **
10.2	Pledge Agreement by and between the Company and Silicon Valley Bank, dated as of March 27, 2002. Filed herewith.
10.3	Negative Pledge Agreement by and between the Company and Silicon Valley Bank, dated as of March 27, 2002. Filed herewith.
10.4	Letter Agreement by and between the Company and Genzyme Corporation, dated as of April 4, 2002. Filed herewith.
10.5	Subordinated Secured Promissory Note in the amount of $4,772,850 executed by the Company made to Genzyme Corporation, dated as of April 4, 2002. Filed herewith.
10.6	Genzyme Transgenics Corporation 2002 Equity Incentive Plan. Filed herewith.
10.7	Genzyme Transgenics Corporation 2002 Employee Stock Purchase Plan. Filed herewith.

**
Certain confidential information contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

QuickLinks

TABLE OF CONTENTS
ITEM 1—FINANCIAL STATEMENTS GENZYME TRANSGENICS CORPORATION CONSOLIDATED BALANCE SHEETS (Unaudited, dollars in thousands except share amounts)
GENZYME TRANSGENICS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited, dollars in thousands except per share amounts)
GENZYME TRANSGENICS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, dollars in thousands)
GENZYME TRANSGENICS CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
SIGNATURES
EXHIBIT INDEX