Form 10-Q/A
period 2002-03-31
GTC BIOTHERAPEUTICS INC
filed 2002-06-27
CIK 904973

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-21794

GTC BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3186494 (I.R.S. Employer Identification No.)
175 Crossing Boulevard, Framingham, Massachusetts (Address of principal executive offices)	01702 (Zip Code)

(508) 620-9700
Registrant's telephone number, including area code

Genzyme Transgenics Corporation
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

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

Explanatory Note:

        GTC Biotherapeutics, Inc. (formerly known as Genzyme Transgenics Corporation) hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on May 1, 2002, for the purposes of re-filing as Exhibit 10.6 the form of its current 2002 Equity Incentive Plan approved at its Annual Meeting of Stockholders held on May 22, 2002, which includes the correct number of shares reserved under the plan. There have been no changes to the financial data filed in the Form 10-Q.

        Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this amendment contains the complete text of Item 6, the item being amended. The Exhibit Index, which is incorporated by reference into Item 6, indicates the exhibits being filed herewith.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  See the Exhibit Index immediately following the signature page.

(b)
No reports were filed on Form 8-K during the quarter ended March 31, 2002.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARY
FORM 10-Q
March 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 27, 2002	GTC BIOTHERAPEUTICS, INC.
	BY:	/s/ JOHN B. GREEN John B. Green Duly Authorized Officer, Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
10.1	Loan and Security Agreement by and between the Company and Silicon Valley Bank, dated as of March 27, 2002. Previously filed. **
10.2	Pledge Agreement by and between the Company and Silicon Valley Bank, dated as of March 27, 2002. Previously filed.
10.3	Negative Pledge Agreement by and between the Company and Silicon Valley Bank, dated as of March 27, 2002. Previously filed.
10.4	Letter Agreement by and between the Company and Genzyme Corporation, dated as of April 4, 2002. Previously filed.
10.5	Subordinated Secured Promissory Note in the amount of $4,772,850 executed by the Company made to Genzyme Corporation, dated as of April 4, 2002. Previously filed.
10.6*	Genzyme Transgenics Corporation 2002 Equity Incentive Plan. Filed herewith.
10.7*	Genzyme Transgenics Corporation 2002 Employee Stock Purchase Program. Previously filed.

*
Indicates a compensatory plan.

**
Certain confidential information contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

QuickLinks

SIGNATURES
EXHIBIT INDEX