Form 10-Q
period 2002-06-30
GTC BIOTHERAPEUTICS INC
filed 2002-08-02
CIK 904973

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Yes ☒.            No ☐.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2002
Common Stock, $0.01 par value	27,591,673

GTC BIOTHERAPEUTICS, INC.
TABLE OF CONTENTS

PAGE #
PART I. FINANCIAL INFORMATION
ITEM 1—Unaudited Consolidated Financial Statements
Consolidated Balance Sheets as of June 30, 2002 and December 30, 2001	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended June 30, 2002 and July 1, 2001	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and July 1, 2001	5
Notes to Unaudited Consolidated Financial Statements	6
ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3
Quantitative and Qualitative Disclosures About Market Risk	13
PART II. OTHER INFORMATION
ITEM 4
Submission of Matters to a Vote of Security Holders	14
ITEM 5
Other Information	15
ITEM 6
Exhibits and Reports on Form 8-K	15
SIGNATURES	16
EXHIBIT INDEX	17

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	June 30, 2002	December 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$22,599	$26,850
Marketable securities	50,528	63,598
Accounts receivable and unbilled contract revenue, net of allowance of $692 and $361 at June 30, 2002 and December 30, 2001, respectively	2,537	1,862
Other current assets	1,087	561

Total current assets	76,751	92,871
Net property, plant and equipment	17,821	15,957
Net intangible assets	12,626	11,595
Other assets	93	20

	$107,291	$120,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,298	$1,923
Accounts payable—Genzyme Corporation	2,490	1,852
Accrued expenses	4,022	5,078
Deferred contract revenue	2,127	3,620
Current portion of long-term debt and capital leases	1,452	5,940

Total current liabilities	13,389	18,413
Long-term debt and capital leases, net of current portion	12,162	26
Deferred lease obligation	45	54

Total liabilities	25,596	18,493
Shareholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 30,411,673 and 30,200,219 shares issued and 27,591,673 and 30,200,219 shares outstanding at June 30, 2002 and December 30, 2001, respectively	304	302
Capital in excess of par value—common stock	198,270	197,742
Treasury stock, at cost, 2,820,000 shares	(9,545)	—
Accumulated deficit	(107,381)	(96,322)
Accumulated other comprehensive income	47	228

Total shareholders' equity	81,695	101,950

	$107,291	$120,443

The accompanying notes are an integral part of these consolidated financial statements

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Three months ended		Six months ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
Revenues:
Research and development revenue	$3,167	$2,087	$7,012	$4,329
Research and development revenue from joint venture	—	174	—	866

	3,167	2,261	7,012	5,195
Costs of revenue and operating expenses:
Cost of research and development revenue	3,924	3,779	8,230	7,148
Research and development	2,870	1,222	4,694	2,906
Selling, general and administrative	3,321	3,379	6,173	5,809
Equity in loss of joint venture	—	1,449	—	3,557

	10,115	9,829	19,097	19,420
Operating loss from continuing operations	(6,948)	(7,568)	(12,085)	(14,225)
Other income (expense):
Interest income	559	921	1,179	1,933
Interest expense	(104)	(194)	(153)	(418)

Loss from continuing operations	(6,493)	(6,841)	(11,059)	(12,710)
Discontinued operations
Gain from sale of discontinued contract research operations	—	—	—	2,236
Net loss	$(6,493)	$(6,841)	$(11,059)	$(10,474)

Net loss per common share (basic and diluted)
From continuing operations	$(0.23)	$(0.23)	$(0.38)	$(0.43)

From discontinued contract research operations	$—	$—	$—	$0.08

Net loss	$(0.23)	$(0.23)	$(0.38)	$(0.35)

Weighted average number of common shares outstanding (basic and diluted)	$27,916	$29,882	$29,072	$29,803

Comprehensive loss:
Net loss	$(6,493)	$(6,841)	$(11,059)	$(10,474)
Other comprehensive income:
Unrealized holding gain on available for sale securities	444	6,571	47	6,685

Total other comprehensive income	444	6,571	47	6,685

Comprehensive loss	$(6,049)	$(270)	$(11,012)	$(3,789)

The accompanying notes are an integral part of these financial statements

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Six months ended
	June 30, 2002	July 1, 2001
Cash flows for operating activities:
Net loss from continuing operations	$(11,059)	$(10,474)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,121	1,245
Stock-based compensation	—	284
Non-cash interest income from marketable securities	201	284
Common stock issuance to GTC savings and retirement plan	234	725
Equity in loss of joint venture	—	3,557
Realized gain on sale of CRL stock	—	(2,236)
Provision for doubtful accounts	331	—
Loss on disposal of fixed assets	140	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(1,531)	710
Other assets and liabilities	(1,580)	310
Accounts payable	1,375	(222)
Accounts payable—Genzyme Corporation	638	(484)
Other accrued expenses	(1,056)	(247)
Deferred contract revenue	(1,493)	(1,665)

Net cash used in operating activities	(12,679)	(8,213)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,658)	(1,671)
Investment in joint venture	—	(3,205)
Purchase of marketable securities	(34,609)	(9,500)
Redemption of marketable securities	47,297	21,261

Net cash provided by investing activities	10,030	6,885
Cash flows from financing activities:
Proceeds from long-term debt	9,029	—
Repayment of long-term debt	(6,065)	(340)
Repayment of principal on capital leases	(89)	(130)
Acquisition of treasury stock from Genzyme	(4,773)	—
Net proceeds from employee stock purchase plan	293	222
Net proceeds from the exercise of stock options	3	1,441
Net proceeds from the sale of discontinued operations (net of $2,124 expenses)	—	23,876

Net cash (used in) provided by financing activities	(1,602)	25,069
Net cash (used in) provided by discontinued operations	—	145

Net increase (decrease) in cash and cash equivalents	(4,251)	23,886
Cash and cash equivalents at beginning of the period	26,850	41,024

Cash and cash equivalents at end of period	$22,599	$64,910

The accompanying notes are an integral part of these financial statements

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

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

        The financial statements for the three and six months ended June 30, 2002 and July 1, 2001 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    Accounting Policies:

        The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

        Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consisting of warrants and stock options, totaled 3.7 million and 2.6 million at June 30, 2002 and July 1, 2001, respectively. Since the Company was in a net loss position at June 30, 2002 and July 1, 2001, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

        Included in the net loss for the six months ended July 1, 2001 is an equity in the loss of a joint venture of $3.6 million, which represented the Company's share of the losses incurred in 2001 with respect to the then joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Prior to February 2, 2001, the Company and Genzyme each funded 50% of the losses. In March 2001, the Company and Genzyme signed an Interim Funding Agreement under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001, pending the Company's evaluation of alternative indications for its recombinant antithrombin III protein ("ATIII"). On July 31, 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC, and subsequent to that date, results of the ATIII LLC joint venture were consolidated with the Company's results. In consideration, Genzyme will receive a royalty based on the Company's sales of ATIII, if any, in all territories except Asia, commencing three years after the first commercial sale and subject to a cumulative maximum of $30 million.

3.    Sale of Contract Research Operations:

        On February 26, 2001, the Company sold its preclinical research operation, Primedica Corporation ("Primedica"), to Charles River Laboratories, Inc. ("CRL"). The total value of the transaction was $51 million. The transaction involved the sale of all of the Company's interest in Primedica for $26 million in cash, 658,945 shares of CRL common stock valued at $15.9 million and the assumption by CRL of all of Primedica's approximately $9 million of facility mortgages and long-term capital leases. The net book value of Primedica at the time of the sale was $38.4 million. The sale resulted in a book gain of $2.2 million and no taxable gain due to the utilization of the Company's net operating losses. On July 5, 2001, the Company sold its holdings of CRL common stock at $29 per share ($27.61 net of underwriter's commission), resulting in net proceeds of $18.2 million and a $2.3 million realized gain.

4.    New Accounting Pronouncements:

        In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 141 ("SFAS No. 141"), Business Combinations and FASB Statement No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. The Company has intangible assets at June 30, 2002 representing marketing rights and license fees, which are valued at $9.8 million and $2.8 million, net of amortization, respectively. The Company has completed its transitional impairment test on these assets and has determined that no impairment exists.

5.    Long-Term Debt:

        In March 2002, the Company entered into a five year Loan and Security Agreement (the "Agreement") with Silicon Valley Bank ("SVB") in the amount of $11.6 million, $5.5 million was used to refinance a prior loan from another bank, $1.1 million refinanced previous capital asset acquisitions all of which was drawn during the first six months of 2002, $4 million is available to finance future capital requirements, of which $2.4 million was drawn during the first six months of 2002, and $1 million is available under a revolving line of credit. Accordingly, at June 30, 2002, $8.7 million was outstanding and $2.6 million was available for future use. The principal amounts outstanding under the Agreement shall accrue interest at a per annum rate equal to SVB's Prime Rate at time of draw down (4.75% at June 30, 2002). The Agreement includes a negative pledge on the Company's intellectual property and a lien on all other assets.

        Under the agreement, the Company shall maintain unrestricted cash and marketable securities less outstanding obligations under the revolving line of credit, if any, of not less than $25 million. If at any time the Company fails to satisfy these terms, the Company shall immediately deposit with SVB an amount of unrestricted cash equal to the outstanding obligations.

6.    Genzyme Stock Buyback:

        On April 4, 2002, the Company bought back 2.82 million shares of the Company's common stock from Genzyme Corporation and recorded the buyback as treasury stock. The Company purchased the shares for an aggregate consideration of approximately $9.6 million, consisting of approximately $4.8 million in cash and a promissory note to Genzyme for the remaining $4.8 million. The Company's common stock was valued at $3.385 per share in this transaction, using the simple average of the high and low transaction prices quoted on the NASDAQ National Market on the previous trading day. Genzyme has committed to a 24-month lock-up provision on their remaining 4.92 million shares of the Company's common stock, which represents approximately 18% of the Company's outstanding shares. The lock-up provision will be released if the simple average of the prices of the Company's daily high and low stock trades, as reported on the NASDAQ National Market, exceeds $12.00 per share for 20 consecutive trading days.

        The $4.8 million promissory note bears interest at the London Interbank Offered Rate (LIBOR) plus 1% (Libor was at 1.86% on June 30, 2002). The principal will be repaid in two tranches; 50% on April 3, 2005 and the remaining 50% on April 3, 2006. This note is collateralized by a subordinated lien on all the assets of the Company except intellectual property. At June 30, 2002, there was $35,000 in accrued interest related to this note.

7.    Pharming License Agreement:

        In June 2002, the Company obtained licenses to transgenic cattle technology and nuclear transfer technology from Pharming Group N.V. The agreement provided for a payment of 1.5 million Euro, or approximately $1.5 million, which was paid in July of 2002 and, therefore, is reflected as accounts payable in these financial statements. These licenses relate to technology which is currently being used in the Company's ongoing activities and, therefore, their associated costs are reported as an intangible asset at June 30, 2002 to be amortized over a 15 year period.

8.    Subsequent Event:

        In July 2002, the Company entered into a Sublease Agreement ("Sublease") for the Company to use office and laboratory space and associated leasehold improvements from an unaffiliated entity. The Sublease consists of approximately 19,888 of square feet with an option after four years to extend for an additional four years and to lease an additional 21,132 square feet. The Company's total rental commitment under the Sublease, excluding the option, is $3.6 million over the initial four year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2002 and July 1, 2001

        Total revenues for the three-month period ending June 30, 2002 were $3.2 million, compared with $2.3 million for the comparable period in 2001, an increase of $900,000 or 40%. The increase in revenues is due to the nature and timing of completed milestones earned on GTC's development programs in 2002, which vary from quarter to quarter.

        Cost of research and development revenue increased to $3.9 million in the second quarter of 2002 from $3.8 million in the second quarter of 2001. The increase in cost of research and development revenue is related to support activity for GTC's external research and development programs.

        In July 2001, the Company reacquired Genzyme Corporation's ("Genzyme") ownership interest in the joint venture between the Company and Genzyme ("ATIII LLC") in exchange for a royalty payable to Genzyme based on the Company's future sales, if any, of recombinant human antithrombin III ("rhATIII"), commencing three years after the first commercial sale up to a cumulative maximum of $30 million. Following the reacquisition, the results of ATIII LLC are consolidated with the Company's results, as part of research and development expenses.

        Research and development expenses, including expenses related to rhATIII, increased to $2.9 million in the second quarter of 2002 from $2.7 million in the second quarter of 2001. The increase is due to increased expenses related to internal development programs other than rhATIII of approximately $600,000, offset by reduced expenditures on the research and development program for rhATIII. In the second quarter of 2002, GTC spent $1.1 million on the rhATIII program, which was $900,000 less than was spent on rhATIII development in the same quarter of 2001. The rhATIII program expenses were higher in 2001 due to higher regulatory and manufacturing costs incurred with Genzyme while the ATIII LLC joint venture was in place. GTC is pursuing hereditary deficiency as the lead indication for this protein. Of the $2 million of expenses for the rhATIII program in the second quarter of 2001, $1.4 million is included in the item "equity in loss of joint venture" and approximately $600,000 is included in "cost of research and development revenue", as a result of the reacquisition of ownership by the Company.

        Selling, general and administrative ("SG&A") expenses decreased to $3.3 million in the second quarter of 2002 from $3.4 million in the second quarter of 2001, a decrease of $100,000 or 2%. The SG&A expenses for the second quarter of 2002 include approximately $700,000 increased expense in the areas of information technology and corporate development to support our growth, increased legal and patent costs, as well as an increase of approximately $300,000 in the bad debt reserve related to the hSA program. The decrease in the year to year comparison is due to a charge in 2001 related to contractual obligations in connection with the resignation of the Company's former President and Chief Executive Officer.

        Interest income decreased to $559,000 in the second quarter of 2002, from $921,000 in the second quarter of 2001, due to the impact of lower interest rates and a lower cash balance in 2002.

        Interest expense decreased to $104,000 in the second quarter of 2002 from $194,000 in the second quarter of 2001 due to lower interest rates in 2002.

Six months ended June 30, 2002 and July 1, 2001

        Total revenues for the six-month period ending June 30, 2002 were $7 million, compared with $5.2 million in the comparable period of 2001, an increase of $1.8 million or 35%. The increase is due to the nature and timing of completed milestones earned on GTC's development programs in 2002, which vary from quarter to quarter.

        Revenues for the first half of 2002 include $1.8 million of revenues related to the human serum albumin ("hSA") development program. In light of continuing discussions regarding the financial and operational structure of the program and the failure of the Company's partner, Fresenius AG, to pay the Company's invoice for reimbursement of operating expenses incurred in the first quarter of 2002, the Company has increased its bad debt reserve to fully cover the first quarter invoice and recorded no revenue for reimbursement of its operating expenses related to this program in the second quarter of 2002. Resolution of this matter may result in lower hSA-related revenues to GTC in the second half of 2002. However, the Company believes that any revenue impact will be substantially offset by a corresponding reduction in expenses on this program, predominantly with outside third parties.

        Cost of research and development revenue increased to $8.2 million in the first six months of 2002 from $7.1 million in the comparable period of 2001, an increase of $1.1 million or 15%. The increase in cost of research and development revenue reflects an increase in expenses to support activity for GTC's external research and development programs.

        In July 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC in exchange for a royalty based on the Company's sales of rhATIII, if any, commencing three years after the first commercial sale up to a cumulative maximum of $30 million. Following the reacquisition, the results of ATIII LLC are consolidated with the Company's results, as part of research and development expenses.

        Research and development expenses, including expenses related to rhATIII, decreased to $4.7 million in the first six months of 2002, from $6.5 million in the comparable period of 2001, a decrease of $1.8 million or 27%. This decrease was primarily due to reduced expenditures on the research and development program for rhATIII, offset by increased expenditures of approximately $300,000 on internal development programs other than rhATIII. In the first six months of 2002, GTC spent $2.1 million on the rhATIII program, which was $2.3 million less than was spent in the same period of 2001. The rhATIII program expenses were higher in 2001 due to higher regulatory and manufacturing costs incurred with Genzyme in 2001 while the ATIII LLC joint venture was in place. GTC is pursuing hereditary deficiency as the lead indication for this protein. Of the $4.4 million of expenses for the rhATIII program in 2001, $3.6 million are included in the item "equity in loss of joint venture" and approximately $800,000 was included in "cost of research and development revenue", as a result of the reacquisition of ownership by the Company.

        SG&A expenses increased to $6.2 million in the first six months of 2002 from $5.8 million in the comparable period of 2001, an increase of $400,000 or 6%. The increase is primarily due to increased investment in the areas of information technology and corporate development to support our growth, as well as consulting and legal fees associated with patent work and a $300,000 increase in the bad debt reserve related to the hSA program. Included in the SG&A expenses for 2001 is a charge related to the contractual obligations in connection with the resignation of the Company's former President and Chief Executive Officer.

        Interest income decreased to $1.2 million in the first six months of 2002, from $1.9 million in the comparable period of 2001, due to the impact of lower interest rates and a lower cash balance.

        Interest expense decreased to $153,000 in the first six months of 2002 from $418,000 in the comparable period of 2001 due to lower interest rates in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash, cash equivalents and marketable securities of $73.1 million at June 30, 2002. This amount includes cash and cash equivalents of $22.6 million.

        On April 4, 2002, the Company bought back 2.82 million shares of the Company's common stock directly from Genzyme (the "Genzyme Stock Buyback", see Note 6). The Company bought the shares for an aggregate consideration of approximately $9.6 million, consisting of approximately $4.8 million in cash and a promissory note to Genzyme for the remaining $4.8 million. The $4.8 million promissory note bears interest at the London Interbank Offered Rate ("Libor") plus 1% (Libor was at 1.86% on June 30, 2002). The principal will be repaid in two tranches: 50% on April 3, 2005 and the remaining 50% on April 3, 2006.

        The Company used $12.5 million of cash and marketable securities in the first six months for operating and capital purposes. The Company also used an additional $4.8 million for the Genzyme Stock Buyback, bringing the total use of cash and marketable securities to approximately $17.3 million for the first half of 2002. The Company estimates a total cash use of approximately $30 million, including the Genzyme Stock Buyback, for the full year 2002.

        During the first six months of 2002, the Company's cash, cash equivalents and marketable securities decreased by $17.3 million. There was a net decrease of $4.3 million in cash and cash equivalents. Sources of funds during the period included $9 million in proceeds from long-term debt, $47.3 million from the redemption of marketable securities and $300,000 from the issuance of common stock under various employee stock plans. Uses of funds during the period included $12.7 million used in operations, $2.7 million invested in capital equipment and further expansion of the transgenic production facility, $34.6 million used to purchase marketable securities, $6.2 million used to pay down long-term debt and capital lease obligations and $4.8 million used to buy back common stock from Genzyme.

        The Company had working capital of $63.4 million at June 30, 2002 compared to $74.5 million at December 30, 2001.

        In March 2002, the Company entered into a five year Loan and Security Agreement (the "Agreement") with Silicon Valley Bank in the amount of $11.6 million, of which $5.5 million refinanced a prior loan from another bank, $1.1 million financed previous capital asset acquisitions, all of which was drawn during the first six months of 2002, $4 million is to finance future capital requirements, of which $2.4 million was drawn during the first six months of 2002, and $1 million is available under a revolving line of credit. The principal amounts outstanding under the Agreement shall accrue interest at a per annum rate equal to SVB's Prime Rate at the time of draw down (4.75% at June 30, 2002).

        Under the Agreement, the Company shall maintain unrestricted cash and marketable securities less outstanding obligations under the revolving line of credit, if any, of not less than $25 million. If, at any time, the Company fails to satisfy these terms, the Company shall immediately deposit with SVB an amount of unrestricted cash equal to the outstanding obligations.

        As programs progress from the development stage to the commercialization stage, the Company expects to incur additional capital expenditures. The Company is preparing plans for the expansion of its existing transgenic production facilities in Central Massachusetts and its second production site in New York in order to facilitate growth in the number of development programs and the commercialization of ongoing transgenic programs. The Company anticipates investing between $5 million and $8 million in capital expenditures for buildings and equipment over the next 18-24 months. The Company will seek partner funding to offset some of this capital requirement.

        In June 2002, the Company obtained licenses to transgenic cattle technology and nuclear transfer technology from Pharming Group N.V. ("Pharming") which provided for a payment of 1.5 Euro or approximately $1.5 million to Pharming. This payment was made in the third quarter of 2002. (see Note 7)

        Management expects to operate the Company in a manner to ensure that existing financial resources should be sufficient to fund operations into 2005. Attracting a partner for the rhATIII program and moving one or more external partnered programs into the clinic should help to reduce the Company's cash requirements going forward.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk since December 30, 2001. The Company's market risk disclosures are discussed in its Annual Report on Form 10-K under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

PART II
Other Information

ITEM 4:    Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Shareholders held on May 22, 2002, the Company's shareholders voted as follows:

        To re-elect each of the following nominees to the Board of Directors for a three-year term.

Nominee	Total Vote "FOR"	Total Vote Withheld
Francis J. Bullock	23,382,609	1,267,783
Alan W. Tuck	23,383,551	1,266,841

        To amend the Company's corporate charter to change the Company's name to "GTC Biotherapeutics, Inc."

Total Vote "FOR"	Total Vote "AGAINST"	Total Vote "ABSTAIN"
24,466,664	135,948	47,780

        To approve the Company's 2002 Equity Incentive Plan.

Total Vote "FOR"	Total Vote "AGAINST"	Total Vote "ABSTAIN"
8,373,244	4,461,057	93,251

        To approve the Company's 2002 Employee Stock Purchase Plan as an amendment and restatement of the Company's existing 1993 Employee Stock Purchase Plan.

Total Vote "FOR"	Total Vote "AGAINST"	Total Vote "ABSTAIN"
12,127,159	713,518	86,878

ITEM 5:    Other Information

        The terms in office of Robert W. Baldridge, Geoffrey F. Cox, and James A. Geraghty continued after the Annual Meeting of Shareholders. Mr. Geraghty was elected by the Board, using the one independence exemption, to the Audit Committee. The Board elected Pamela W. McNamara as a new outside director in July. Ms. McNamara was also appointed to the Audit Committee of the Board in place of Mr. Geraghty, who is continuing to serve on the Compensation Committee. The Audit Committee now consists of the following individuals, all of whom are independent:

Alan W. Tuck Robert W. Baldridge Pamela W. McNamara

ITEM 6:    Exhibits and Reports on From 8-K

(a)
Exhibits

  See the Exhibit Index immediately following the signature page.

(b)
Reports on Form 8-K

  On June 3, 2002, the Company filed a Current Report on Form 8-K with the SEC reporting the Company's corporate name change.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARY
FORM 10-Q

June 30, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 2, 2002	GTC BIOTHERAPEUTICS, INC.
	By:	/s/ JOHN B. GREEN John B. Green Duly Authorized Officer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Letter Agreement by and between the Company and Genzyme Corporation, dated as of April 4, 2002. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2002 (the "1st Quarter 2002 Form 10-Q").
10.2
Subordinated Secured Promissory Note in the amount of $4,772,850 executed by the Company made to Genzyme Corporation, dated as of April 4, 2002. Filed as Exhibit 10.5 to the Company's 1st Quarter 2002 Form 10-Q.
10.3.1	License Agreement by and among the Company, Pharming Group N.V. and Pharming Intellectual Property B.V., dated June 21, 2002. Filed herewith.**
10.3.2	Amended and Restated License Agreement by and among Pharming Group, N.V. and Pharming Intellectual Property B.V. and the Company dated June 21, 2002. Filed herewith.**
10.4	Sublease Agreement by and between the Company and Antigenics, Inc., dated July 16, 2002. Filed herewith.**

**
Certain confidential information contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

QuickLinks

GTC BIOTHERAPEUTICS, INC. TABLE OF CONTENTS
GTC BIOTHERAPEUTICS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited, dollars in thousands except share amounts)
GTC BIOTHERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited, dollars in thousands except per share amounts)
GTC BIOTHERAPEUTICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, dollars in thousands)
GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II Other Information
GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARY FORM 10-Q June 30, 2002 SIGNATURES
EXHIBIT INDEX