Form 10-Q
period 2002-09-29
GTC BIOTHERAPEUTICS INC
filed 2002-11-08
CIK 904973

Use these links to rapidly review the document
GTC BIOTHERAPEUTICS, INC. TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

        Yes ☒.            No ☐.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2002
Common Stock, $0.01 par value	27,677,660

GTC BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements
Consolidated Balance Sheets as of September 29, 2002 and December 30, 2001
Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 29, 2002 and September 30, 2001
Consolidated Statements of Cash Flows for the Nine Months Ended September 29, 2002 and September 30, 2001
Notes to Unaudited Consolidated Financial Statements
ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3
Quantitative and Qualitative Disclosures About Market Risk
ITEM 4
Controls and Procedures
PART II. OTHER INFORMATION
ITEM 5
Other Information
ITEM 6
Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

PART I

ITEM 1—FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	September 29, 2002	December 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$28,104	$26,850
Marketable securities	37,916	63,598
Accounts receivable and unbilled contract revenue, net of allowance of $692 and $361 at September 29, 2002 and December 30, 2001, respectively	1,613	1,316
Other current assets	915	1,107

Total current assets	68,548	92,871
Net property, plant and equipment	18,476	15,957
Net intangible assets	12,388	11,595
Other assets	88	20

	$99,500	$120,443

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,718	$1,923
Accounts payable—Genzyme Corporation	2,102	1,852
Accrued expenses	4,440	5,078
Deferred contract revenue	1,082	3,620
Current portion of long-term debt and capital leases	1,408	5,940

Total current liabilities	11,750	18,413
Long-term debt and capital leases, net of current portion	12,711	26
Deferred lease obligation	41	54

Total liabilities	24,502	18,493
Shareholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 30,411,673 and 30,200,219 shares issued and 27,677,660 and 30,200,219 shares outstanding at September 29, 2002 and December 30, 2001, respectively	305	302
Capital in excess of par value—common stock	198,352	197,742
Treasury stock, at cost, 2,820,000 shares at September 29, 2002	(9,545)	—
Accumulated deficit	(114,351)	(96,322)
Accumulated other comprehensive income	237	228

Total shareholders' equity	74,998	101,950

	$99,500	$120,443

The accompanying notes are an integral part of these consolidated financial statements

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Three months ended		Nine months ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Revenues:
Research and development revenue	$1,827	$5,074	$8,839	$9,403
Research and development revenue from joint venture	—	424	—	1,290

	1,827	5,498	8,839	10,693
Costs of revenue and operating expenses:
Cost of research and development revenue	2,506	3,324	10,736	10,472
Research and development	3,541	2,569	8,235	5,475
Selling, general and administrative	3,018	2,605	9,191	8,414
Equity in loss of joint venture	—	521	—	4,078

	9,065	9,019	28,162	28,439

Operating loss from continuing operations	(7,238)	(3,521)	(19,323)	(17,746)
Other income (expense):
Interest income	411	893	1,590	2,826
Interest expense	(143)	(174)	(296)	(592)
Realized gain on sale of securities	—	2,323	—	2,323

Loss from continuing operations	(6,970)	(479)	(18,029)	(13,189)
Discontinued operations
Gain from sale of discontinued contract research operations	—	—	—	2,236

Net loss	$(6,970)	$(479)	$(18,029)	$(10,953)

Net loss per common share (basic and diluted)
From continuing operations	$(0.25)	$(0.02)	$(0.63)	$(0.44)

From discontinued contract research operations	$—	$—	$—	$0.07

Net loss	$(0.25)	$(0.02)	$(0.63)	$(0.37)

Weighted average number of common shares outstanding (basic and diluted)	27,592	30,113	28,579	29,906

Comprehensive loss:
Net loss	$(6,970)	$(479)	$(18,029)	$(10,953)
Other comprehensive income:
Unrealized holding gain (loss) on available for sale securities	190	(11)	9	80

Total other comprehensive income	190	(11)	9	80

Comprehensive loss	$(6,780)	$(490)	$(18,020)	$(10,873)

The accompanying notes are an integral part of these financial statements

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Nine months ended
	September 29, 2002	September 30, 2001
Cash flows for operating activities:
Net loss from continuing operations	$(18,029)	$(13,189)
Adjustments to reconcile net loss from continuing operations to Net cash used in operating activities:
Depreciation and amortization	1,738	1,964
Stock-based compensation	—	568
Non-cash interest income from marketable securities	333	198
Common stock issuance to GTC savings and retirement plan	234	725
Equity in loss of joint venture	—	1,290
Realized gain on sale of CRL stock	—	(2,323)
Provision for doubtful accounts	331	—
Loss on disposal of fixed assets	140	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(628)	300
Other assets and liabilities	111	(251)
Accounts payable	795	(719)
Accounts payable—Genzyme Corporation	250	(574)
Other accrued expenses	(638)	745
Deferred contract revenue	(2,538)	(1,140)

Net cash used in operating activities	(17,901)	(12,406)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,672)	(2,612)
Intangible assets	(1,518)	—
Investment in joint venture	—	(1,096)
Purchase of marketable securities	(50,642)	(29,183)
Redemption of marketable securities	76,000	29,748
Sale of CRL stock	—	18,192

Net cash provided by investing activities	20,168	15,049
Cash flows from financing activities:
Proceeds from long-term debt	9,919	—
Repayment of long-term debt	(6,395)	(716)
Repayment of principal on capital leases	(143)
Acquisition of treasury stock from Genzyme	(4,773)	—
Net proceeds from employee stock purchase plan	376	330
Net proceeds from the exercise of stock options	3	1,973
Net proceeds from the sale of discontinued operations (net of $2,124 expenses)	—	23,876

Net cash (used in) provided by financing activities	(1,013)	25,463
Net cash (used in) provided by discontinued operations	—	145

Net increase (decrease) in cash and cash equivalents	1,254	28,251
Cash and cash equivalents at beginning of the period	26,850	41,024

Cash and cash equivalents at end of period	$28,104	$69,275

Noncash Transaction:
Debt issued in connection with the Genzyme Stock Buyback	$4,773	—

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

        The financial statements for the three and nine months ended September 29, 2002 and September 30, 2001 are unaudited but include, in the Company's opinion, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    Accounting Policies:

        The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

        Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Common stock equivalents consist of warrants and stock options, which were a combined total of 3.7 million and 2.6 million at September 29, 2002 and September 30, 2001, respectively. The increase in common stock equivalents is a result of stock option grants. Since the Company was in a net loss position at September 29, 2002 and September 30, 2001, these common stock equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

        Included in the net loss for the nine months ended September 30, 2001 is an equity in the loss of a joint venture of $4.1 million, which represented the Company's share of the losses incurred in 2001 with respect to the then joint venture between the Company and Genzyme Corporation ("ATIII LLC"). Prior to February 2, 2001, the Company and Genzyme each funded 50% of the losses. In March 2001, the Company and Genzyme signed an Interim Funding Agreement under which the Company fully funded ATIII LLC costs subsequent to February 2, 2001, pending the Company's evaluation of alternative indications for its recombinant antithrombin III protein ("ATIII"). On July 31, 2001, the Company reacquired Genzyme's ownership interest in the ATIII LLC, and subsequent to that date, results of the ATIII LLC joint venture were consolidated with the Company's results. In consideration, Genzyme will receive a royalty based on the Company's sales of ATIII, if any, in all territories except Asia, commencing three years after the first commercial sale and subject to a cumulative maximum of $30 million.

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

4.    New Accounting Pronouncements:

        In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145 ("SFAS No. 145"), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. SFAS No. 145 eliminates SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt which required companies to classify gains or losses from the extinguishment of debt as extraordinary items, net of tax. As a result of this new SFAS, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The adoption of SFAS No. 145 has not had a significant effect on the Company's financial position and results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had allowed the liability to be recorded at the commitment date of an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on the Company's financial position or results of operations.

        In July 2001, the FASB issued FASB Statement No. 141 ("SFAS No. 141"), Business Combinations and FASB Statement No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 became effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. The Company has intangible assets at September 29, 2002 representing marketing rights and license fees, which are valued at $9.7 million and $2.7 million, net of amortization, respectively. The Company has completed its transitional impairment test on these assets and has determined that no impairment exists.

5.    Long-Term Debt:

        In March 2002, the Company entered into a five year Loan and Security Agreement (the "Agreement") with Silicon Valley Bank ("SVB") in the amount of $11.6 million which was applied as follows: $5.5 million was used to refinance a prior loan from another bank, $1.1 million refinanced previous capital asset acquisitions all of which was drawn during the first six months of 2002, $4 million was available to finance future capital requirements, of which $3.3 million was drawn during the first nine months of 2002, and $1 million is currently available under a revolving line of credit. Accordingly, at September 29, 2002, under the Agreement there was a total of $9.3 million outstanding and $1.7 million available for future use. The principal amounts outstanding under the Agreement shall accrue interest at a per annum rate equal to SVB's Prime Rate at time of draw down (4.75% at September 29, 2002). The Agreement includes a negative pledge on the Company's intellectual property and a lien on all other assets.

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

        The $4.8 million promissory note bears interest at the London Interbank Offered Rate (LIBOR) plus 1% (LIBOR was at 1.86% for the quarter ending September 29, 2002). The principal will be repaid in two tranches; 50% on April 3, 2005 and the remaining 50% on April 3, 2006. This note is collateralized by a subordinated lien on all the assets of the Company except intellectual property. At September 29, 2002, there was $34,000 in accrued interest related to this note.

7.    Pharming License Agreement:

        In June 2002, the Company obtained licenses to transgenic cattle technology and nuclear transfer technology from Pharming Group N.V. The agreement provided for a payment of 1.5 million Euro, or approximately $1.5 million, which was paid in July of 2002. These licenses relate to technology which is currently being used in the Company's ongoing activities and, therefore, their associated costs are reported as an intangible asset at September 29, 2002 and is being amortized over a 15 year period.

8.    Sublease:

        In July 2002, the Company entered into a Sublease Agreement ("Sublease") for the Company to use additional office and laboratory space at their existing location in Framingham, MA, along with associated leasehold improvements from an unaffiliated entity. The Sublease consists of approximately 19,888 square feet with an option after four years to extend for an additional four years and to lease an additional 21,132 square feet. The Company's total rental commitment under the Sublease, excluding the option, is $3.6 million over the initial four year period.

9.    Related Parties:

        In July 2002, the Company entered into a consulting agreement in the amount of $25,000 with a relative of a Senior Vice President of the Company. The scope of work relates to the evaluation of potential market opportunities for rhSA in several areas. As of September 29, 2002, the Company had paid $10,000 to the consultant.

10.  Subsequent Events:

        In October 2002, the Company and Merrimack Pharmaceuticals, Inc. ("Merrimack") signed a letter of intent regarding the terms for the Company to proceed in its collaboration to begin production of Merrimack's ABI.001, a recombinant human alpha-fetoprotein ("rhAFP"), to be used in human clinical studies. The Company is expanding the production herd from the founder animals and will deliver clarified bulk product suitable for final purification for use in human clinical studies by Merrimack. Under the terms of the letter of intent, payments to the Company are deferred primarily until 2003 upon the delivery of clarified bulk product to Merrimack.

        In October 2002, the Company and Fresenius AG agreed in principle to restructure their relationship as a joint venture for the commercialization of recombinant human serum albumin ("rhSA") based on the Company's transgenic cattle program. One of the objectives of the proposed joint venture will be to expand the commercial opportunities for rhSA in the excipient market in addition to the blood expander market.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 29, 2002 and September 30, 2001

        Total revenues for the three-month period ending September 29, 2002 were $1.8 million, compared with $5.5 million for the comparable period in 2001, a decrease of $3.7 million or 67%. The revenues for the third quarter 2001 reflected a $3.8 million payment by Fresenius AG for marketing rights to recombinant human serum albumin ("rhSA") for therapeutic use in the U.S. and Asia (excluding Japan). Operating revenues in the third quarter of 2001 without this payment would have been $1.7 million.

        Cost of research and development revenue decreased to $2.5 million in the third quarter of 2002 from $3.3 million in the third quarter of 2001. The decrease in cost of research and development revenue is related to costs associated with the rhSA program with Fresenius AG being classified as research and development expenses in the third quarter of 2002, as discussed further below. The costs of the rhSA program were classified as cost of research and development revenue in 2001 when they were funded by Fresenius AG. Also included in the cost of research and development revenue in the third quarter of 2001 were expenses related to recombinant human antithrombin III ("rhATIII").

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

        Research and development expenses, including expenses related to rhATIII and the equity in loss of joint venture, increased to $3.5 million in the third quarter of 2002 from $3.1 million in the third quarter of 2001. Internal research and development expenditures for the rhATIII program increased approximately $700,000, but there was a decrease of approximately $300,000 of expenses related to other internal development programs. Although the Company's internal expenditures related to rhATIII increased, overall the Company spent $1.2 million in the third quarter 2002 on the rhATIII program, which was $200,000 less than the amount that was spent on rhATIII development in the same quarter of 2001 when it was partially funded by Genzyme. Of the $1.4 million of expenses for the rhATIII program in the third quarter of 2001, $521,000 is included in equity in loss of joint venture and approximately $900,000 is included in cost of research and development revenue, as a result of the reacquisition of ownership by the Company. The rhATIII program expenses were higher in 2001 due to higher regulatory and manufacturing costs incurred with Genzyme while the ATIII LLC joint venture was in place. GTC is pursuing hereditary deficiency as the lead indication for this protein.

        Selling, general and administrative ("SG&A") expenses increased to $3 million in the third quarter of 2002 from $2.6 million in the third quarter of 2001, an increase of $400,000 or 16%. SG&A expenses increased primarily due to the acquisition of office and laboratory space to consolidate several functions into a single location, additional development of information technology systems and increased expenses in regulatory affairs and corporate development.

        Interest income decreased to $411,000 in the third quarter of 2002, from $893,000 in the third quarter of 2001, due to the impact of lower interest rates and a lower cash balance in 2002.

        Interest expense decreased to $143,000 in the third quarter of 2002 from $174,000 in the third quarter of 2001 due to lower interest rates in 2002.

        The realized gain on the sale of securities in 2001 is a result of the Company's sale, in July 2001, of all the shares of Charles River Laboratories, Inc. common stock the Company had acquired as part of the consideration received when the Company sold Primedica in February 2001.

Nine months ended September 29, 2002 and September 30, 2001

        Total revenues for the nine-month period ending September 29, 2002 were $8.8 million, including $1.8 million from the rhSA program with Fresenius AG, compared with $10.7 million in the comparable period of 2001, a decrease of $1.9 million or 17%. Revenues for the nine months of 2001 included approximately $4.1 million from the rhSA program with Fresenius AG and approximately $1.3 million from the ATIII joint venture prior to GTC reacquiring full ownership in the joint venture from Genzyme Corporation. Exclusive of the rhSA and ATIII revenues, operating revenues were $7 million year to date 2002 compared with $5.3 million in 2001. The Company now expects total revenue in 2002 to be approximately $12 million. Due to the nature and timing of the Company's milestone based research and development revenues, the Company expects to see variation in reported revenues on a quarter to quarter basis.

        Of the $1.8 million of revenues related to the rhSA program with Fresenius AG, $1.2 million related to a payment for marketing rights in Japan. The Company's partner, Fresenius AG, has not paid the Company's invoice for reimbursement of operating expenses incurred in the first quarter of 2002 while discussions continued regarding the financial and operating structure of the program. The Company has increased its bad debt reserve to cover fully the first quarter invoice and recorded no revenue for reimbursement of its operating expenses related to this program in the second or third quarters of 2002. The Company and Fresenius AG have agreed in principle to restructure the rhSA program as a joint venture that will include commercial opportunities for rhSA in the excipient market. The excipient market has the potential for earlier commercial sales as well as reduced capital expenditures and lower development costs (see Note 10) than the blood expander market contemplated by the program started in 1997. While there is no assurance that the parties will successfully conclude a definitive agreement, the Company expects to receive increased equity ownership in the joint venture in exchange for the discharge of the outstanding amounts due or to become due from Fresenius AG for funding the rhSA program in 2002. The proposed restructuring of the Fresenius AG arrangement is reflected in the Company's projected revenue in 2002.

        Cost of research and development revenue increased to $10.7 million in the first nine months of 2002 from $10.5 million in the comparable period of 2001, an increase of $200,000 or 3%.

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

        Research and development expenses, including expenses related to rhATIII and the equity in loss of joint venture, decreased to $8.2 million in the first nine months of 2002, from $9.6 million in the comparable period of 2001, a decrease of $1.4 million or 14%. Expenses related to internal programs other than rhATIII decreased approximately $600,000 while internal expenses related to rhATIII decreased approximately $800,000. In the first nine months of 2002, GTC spent $3.3 million on the rhATIII program, which was $2.1 million less than was spent in the same period of 2001. Of the $5.4 million of expenses for the rhATIII program in 2001, $4.1 million was included in the equity in loss of joint venture and approximately $1.3 million was included in cost of research and development revenue, as a result of the reacquisition of ownership of the joint venture by the Company. The rhATIII program expenses were higher in 2001 due to higher regulatory and manufacturing costs incurred with Genzyme in 2001 while the ATIII LLC joint venture was in place.

        SG&A expenses increased to $9.2 million in the first nine months of 2002 from $8.4 million in the comparable period of 2001, an increase of $800,000 or 9%. The increase is primarily due to the acquisition of laboratory and office space to consolidate several functions into a single location, additional development of information technology systems and increased expenses in regulatory affairs and corporate development. In addition, in 2002, the Company increased the accounts receivable reserve by $300,000 related to the rhSA program with Fresenius AG. Included in the SG&A expenses for 2001 is a $1 million charge related to the contractual obligations in connection with the resignation of the Company's former President and Chief Executive Officer.

        Interest income decreased to $1.6 million in the first nine months of 2002, from $2.8 million in the comparable period of 2001, due to the impact of lower interest rates and a lower cash balance.

        Interest expense decreased to $296,000 in the first nine months of 2002 from $592,000 in the comparable period of 2001 due to lower interest rates in 2002.

        The realized gain on the sale of securities in 2001 is a result of the Company's sale, in July 2001, of all the shares of Charles River Laboratories, Inc. common stock the Company had acquired as part of the consideration received when the Company sold Primedica in February 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash, cash equivalents and marketable securities of $66 million at September 29, 2002. This amount includes cash and cash equivalents of $28.1 million.

        On April 4, 2002, the Company bought back 2.82 million shares of the Company's common stock directly from Genzyme (the "Genzyme Stock Buyback", see Note 6). The Company bought the shares for an aggregate consideration of approximately $9.6 million, consisting of approximately $4.8 million in cash and a promissory note to Genzyme for the remaining $4.8 million. The $4.8 million promissory note bears interest at the London Interbank Offered Rate ("LIBOR") plus 1% (LIBOR was at 1.86% for the quarter ending September 29, 2002). The principal will be repaid in two tranches: 50% on April 3, 2005 and the remaining 50% on April 3, 2006.

        In June 2002, the Company obtained licenses to transgenic cattle technology and nuclear transfer technology from Pharming Group N.V. ("Pharming") which provided for a payment of approximately $1.5 million to Pharming, which was paid in July of 2002. These licenses relate to technology which is currently being used in the Company's ongoing activities and, therefore, their associated costs are reported as an intangible asset at September 29, 2002 and is being amortized over a 15-year period.

        The Company used $19.5 million of cash and marketable securities in the first nine months for operating, investing and capital purposes, including the $1.5 million used in the Pharming transaction. The Company also used an additional $4.8 million for the Genzyme Stock Buyback, bringing the total use of cash and marketable securities to approximately $24.4 million for the first nine months of 2002.

        The principal sources of funds during the period included $3.4 million in net proceeds from long-term debt, the net redemptions of $25.4 of marketable securities and $379,000 from the issuance of common stock under various employee stock plans. Uses of funds during the period included $17.9 million used in operations, $3.7 million invested in capital equipment and further expansion of the transgenic production facility and $4.8 million used to buy back common stock from Genzyme.

        The Company had working capital of $56.8 million at September 29, 2002 compared to $74.5 million at December 30, 2001.

        In March 2002, the Company entered into a five year Loan and Security Agreement (the "Agreement") with Silicon Valley Bank in the amount of $11.6 million, of which $5.5 million refinanced a prior loan from another bank, $1.1 million financed previous capital asset acquisitions (all of which was drawn during the first six months of 2002), $4 million is to finance future capital requirements (of which $3.3 million was drawn during the first nine months of 2002), and $1 million is available under a revolving line of credit. The principal amounts outstanding under the Agreement accrue interest at a per annum rate equal to SVB's prime rate at the time of draw down (4.75% at September 29, 2002).

        Under the Agreement, if the Company does not maintain unrestricted cash and marketable securities less outstanding obligations under the revolving line of credit, if any, of not less than $25 million, then the Company has to immediately deposit with SVB cash equal to the amount of outstanding obligations due to SVB.

        As programs progress from the development stage to the commercialization stage, the Company expects to incur additional capital expenditures. The Company anticipates investing between $5 million and $8 million in capital expenditures over the next 12 months to facilitate commercialization of rhATIII and other ongoing transgenic development programs. The Company will continue to seek partner funding to offset some of this capital requirement.

        Management expects to operate the Company in a manner to ensure that existing financial resources should be sufficient to fund operations into 2005. The Company now estimates that it will use approximately $27 million in cash during 2002 to support operating, investing and capital needs, which includes the $1.5 million used in the Pharming transaction. The Company estimates total cash use in 2002, including the $4.8 million used in the Genzyme Stock Buyback, to be approximately $32 million and that in 2003, it will use between $20 and $25 million in cash. The Company and Merrimack Pharmaceuticals, Inc. ("Merrimack") have signed a letter of intent to begin clinical production of Merrimack's ABI.001, a recombinant human alpha-fetoprotein. The Company's ability to receive compensation for this production beginning primarily in 2003 (see Note 10) is substantially dependent upon Merrimack completing a significant equity financing transaction. In addition, the Company's projected cash use for 2003 includes the estimated impact of attracting a partner for the rhATIII program. The amount and timing of partnering payments on the rhATIII program could affect the cash projections for 2003.

CRITICAL ACCOUNTING POLICIES

        In the Company's Form 10-K for the year ended December 30, 2001, the Company's most critical accounting policies and estimates upon which the Company's financial status depends were identified as those relating to revenue recognition, accrued liabilities, intangible and long-lived assets and income taxes. The Company has reviewed the policies and determined that such policies remain the Company's most critical accounting policies for the quarter and nine months ended September 29, 2002. The Company did not make any changes to such policies during the quarter.

COMMITMENTS AND CONTINGENCIES

        In the Company's Form 10-K for the year ended December 30, 2001, the Company's commitments and contingencies were disclosed in the notes to the consolidated financial statements. The Company has reviewed the commitments and contingencies at September 29, 2002 and noted that there were no material changes or additions.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the Company's market risk since December 30, 2001. The Company's market risk disclosures are discussed in its Annual Report on Form 10-K under the heading Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

ITEM 4—CONTROLS AND PROCEDURES.

        a)    Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

        b)    Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II
Other Information

ITEM 5:    Other Information

        On October 22, 2002, the Company appointed Marvin L. Miller to the Company's Board of Directors. Mr. Miller has extensive experience in the pharmaceutical and biotechnology industries, recently retiring as President and Chief Executive Officer of Nextran, an affiliate of Baxter Healthcare Corporation.

ITEM 6:    Exhibits and Reports on Form 8-K

(a)
Exhibits

  See the Exhibit Index immediately following the signature page.

(b)
Reports on Form 8-K

  No reports were filed on Form 8-K during the quarter ended September 29, 2002.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARY
FORM 10-Q

September 29, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002	GTC BIOTHERAPEUTICS, INC.
	BY:	/s/ JOHN B. GREEN John B. Green Duly Authorized Officer, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.
3.1.2
Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company's Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.
3.1.3
Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to GTC's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.
3.1.4
Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company's Registration Statement on Form S-8 filed with the Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.
3.1.5
Certificate of Vote of Directors Establishing a Series of a Class of Stock of GTC and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.
3.1.6
Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.
3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

CERTIFICATIONS

I, Geoffrey F. Cox, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of GTC Biotherapeutics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could    adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ GEOFFREY F. COX Geoffrey F. Cox President, Chief Executive Officer and Chairman

I, John B. Green, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of GTC Biotherapeutics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ JOHN B. GREEN John B. Green Senior Vice President and Chief Financial Officer