Form 10-Q
period 2003-09-28
GTC BIOTHERAPEUTICS INC
filed 2003-11-12
CIK 904973

Use these links to rapidly review the document
GTC BIOTHERAPEUTICS, INC. TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

        Yes ☒            No ☐

        Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☒            No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Common Stock, $0.01 par value	31,926,648

GTC BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

PAGE #
PART I—FINANCIAL INFORMATION
ITEM 1—Unaudited Consolidated Financial Statements
Consolidated Balance Sheets as of September 28, 2003 and December 29, 2002	3
Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 28, 2003 and September 29, 2002	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2003 and September 29, 2002	5
Notes to Unaudited Consolidated Financial Statements	6
ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3
Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4
Controls and Procedures	17
PART II—OTHER INFORMATION
ITEM 2
Change in Securities and Use of Proceeds	18
ITEM 6
Exhibits and Reports on Form 8-K	18
SIGNATURES	20

PART I—FINANCIAL INFORMATION

ITEM 1—UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	September 28, 2003	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,286	$26,911
Marketable securities	26,621	30,438
Accounts receivable and unbilled contract revenue	4,071	2,179
Other current assets	2,142	1,932

Total current assets	45,120	61,460
Net property, plant and equipment	22,919	21,701
Net intangible assets	11,361	12,128
Inventory	2,038	—
Other assets	77	84

	$81,515	$95,373

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,450	$4,448
Accounts payable—Genzyme Corporation	745	2,370
Accrued expenses	3,687	4,442
Deferred contract revenue	479	638
Other current liabilities	94	—
Current portion of long-term debt and capital leases	2,120	1,880

Total current liabilities	11,575	13,778
Long-term debt and capital leases, net of current portion	12,978	12,786
Deferred lease obligation	24	37

Total liabilities	24,577	26,601
Shareholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 34,743,153 and 30,579,064 shares issued and 31,923,153 and 27,759,064 shares outstanding at September 28, 2003 and December 29, 2003, respectively	347	306
Capital in excess of par value—common stock	207,618	198,469
Treasury stock, at cost, 2,820,000 shares	(9,545)	(9,545)
Accumulated deficit	(141,648)	(120,642)
Accumulated other comprehensive income	166	184

Total shareholders' equity	56,938	68,772

	$81,515	$95,373

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Revenue	$2,164	$1,827	$8,019	$8,839
Costs of revenue and operating expenses:
Cost of revenue	2,369	2,506	9,238	10,736
Research and development	4,804	3,541	12,089	8,235
Selling, general and administrative	2,893	3,018	8,233	9,191

	10,066	9,065	29,560	28,162

Operating loss	(7,902)	(7,238)	(21,541)	(19,323)
Other income (expense):
Interest income	344	411	851	1,590
Interest expense	(129)	(143)	(398)	(296)
Other income	81	—	81	—

Net loss	$(7,606)	$(6,970)	$(21,007)	$(18,029)

Net loss per common share (basic and diluted)	$(0.25)	$(0.25)	$(0.73)	$(0.63)

Weighted average number of common shares outstanding (basic and diluted)	30,480	27,592	28,726	28,579

Comprehensive loss:
Net loss	$(7,606)	$(6,970)	$(21,007)	$(18,029)
Other comprehensive income:
Unrealized change in holding gain (loss) on available for sale securities	75	190	(18)	9

Total other comprehensive income (loss)	75	190	(18)	9

Comprehensive loss	$(7,531)	$(6,780)	$(21,025)	$(18,020)

The accompanying notes are an integral part of these financial statements

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Nine months ended
	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net loss	$(21,007)	$(18,029)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	2,514	1,738
Amortization of premium/discount on marketable securities	(113)	333
Non-cash common stock issuance to GTC savings and retirement plan	172	234
Provision for doubtful accounts	—	331
Loss on disposal of fixed assets	—	140
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(1,892)	(628)
Inventory	(2,038)	—
Other assets and liabilities	(121)	111
Accounts payable	2	795
Accounts payable—Genzyme Corporation	(1,625)	250
Accrued expenses	(755)	(638)
Deferred contract revenue	(159)	(2,538)

Net cash used in operating activities	(25,022)	(17,901)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,965)	(3,672)
Intangible assets	—	(1,518)
Purchase of marketable securities	(21,968)	(50,642)
Redemption of marketable securities	25,880	76,000

Net cash provided by investing activities	947	20,168
Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	8,541	—
Proceeds from long-term debt	1,901	9,919
Repayment of long-term debt	(1,241)	(6,395)
Repayment of principal on capital leases	(228)	(143)
Acquisition of treasury stock from Genzyme Corporation	—	(4,773)
Net proceeds from employee stock purchase plan	475	376
Net proceeds from the exercise of stock options	2	3

Net cash provided by (used in) financing activities	9,450	(1,013)

Net decrease (increase) in cash and cash equivalents	(14,625)	1,254
Cash and cash equivalents at beginning of period	26,911	26,850

Cash and cash equivalents at end of period	$12,286	$28,104

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation:

  These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of GTC Biotherapeutics, Inc. (the "Company" or "GTC") for the fiscal year ended December 29, 2002 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (SEC) rules and regulations.

  The financial statements for the nine months ended September 28, 2003 and September 29, 2002, are unaudited but include, in the Company's opinion, all adjustments necessary for a fair presentation of the results for the periods presented.

2.     Accounting Policies:

  The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002 and updated as necessary in this Form 10-Q for the nine fiscal months ended September 28, 2003.

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

  When there are two or more distinct phases or services embedded into one contract, such as development and commercialization or manufacturing services, the contract is considered a multiple element arrangement. For revenue arrangements entered into in fiscal periods beginning after June 15, 2003, the Company accounts for multiple-element arrangements in accordance with Emerging Issues Task Force (EITF) No. 00-21. When management can determine the fair value of the different elements and the delivered services have value to the customer on a stand-alone basis, then the different elements are accounted for separately. For example, if the Company enters into an arrangement to perform development services, but the Company is obligated to perform follow-on manufacturing services, then the Company must determine the fair value of both the development services and the manufacturing services. If the terms of both the development and manufacturing services are at fair value, then the Company will account for the development services separately. If the terms of the development and manufacturing services are not at fair value, but the Company can determine the fair value of each element, then the total amount of the contract is allocated to each element based on their relative fair values. If the Company cannot determine the fair value of the development services, but can determine the fair value of the manufacturing services, then revenue will be allocated to the development phase using the residual method.

  Non-refundable license fees, milestones and collaborative research and development revenues under collaborative arrangements, where the Company has continuing involvement and the Company can reasonably estimate the effort required to complete its contractual obligations, are recognized as revenue over the period of continuing involvement, using the model similar to the one prescribed by EITF No. 91-6. Under that model, revenue is recognized for non-refundable license fees, milestones and collaborative research and development using the lesser of non-refundable cash received and milestones met or the result achieved using level of efforts accounting. Under the level of efforts accounting, revenue is based on the cost of effort since the contract's commencement up to the reporting date, divided by the total expected research and development costs from the contract's commencement to the end of the research and development period, multiplied by the total expected contractual payments under the arrangement. Revisions in cost estimates and expected contractual payments as contracts progress have the effect of increasing or decreasing profits in the current period. For development contracts which the Company cannot reasonably estimate the effort to complete its contractual obligations, revenue is limited to the lesser of costs incurred or non-refundable cash received provided the Company can reasonably conclude that the contract will not be a loss contract. Payments received in advance of being earned are recorded as deferred revenue. Revenue under manufacturing service contracts pursuant to which the Company is paid for its costs plus a fixed profit margin is recognized as the Company incurs costs. Any up-front payments are spread over the term of the manufacturing arrangement. Revenue under contracts pursuant to which the Company is paid based on units or volume produced is recognized when title and risk of loss have passed to the customer.

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

  Accounting for Employee Equity Plans

  The Company applies Auditing Practice Board (APB) Opinion 25 and related interpretations in accounting for its employee equity plans. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value at the grant date. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. If the compensation cost for the Company's stock-based compensation plans to employees had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net loss and loss per share for the three and nine months ended

  September 28, 2003 and September 29, 2002 would have been increased to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net loss reported	$(7,606)	$(6,970)	$(21,007)	$(18,029)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(547)	(644)	(1,904)	(2,386)

Pro Forma net loss	$(8,153)	$(7,614)	$(22,911)	$(20,415)

Earnings per share:
Basic—as reported (basic and diluted)	$(0.25)	$(0.25)	$(0.73)	$(0.63)
Basic—pro forma (basic and diluted)	$(0.27)	$(0.28)	$(0.80)	$(0.71)

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of five years, expected volatility of 100% for the third quarter of 2003 and 95% for the third quarter of 2002, a dividend yield of 0% and a risk-free interest rate of 2.96% for the third quarter of 2003 and 4.47% for the third quarter of 2002. The average fair value of those options granted during the third quarter of 2003 and the third quarter of 2002 was $2.73 and $2.53, respectively.

  The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of 0%, expected volatility of 100% for the third quarter of 2003 and 95% for the third quarter of 2002, an expected life of five years for the third quarter of 2003 and 2002 and a risk-free interest rate of 0.84% for the third quarter of 2003 and 1.61% for the third quarter of 2002. The average fair value of those purchase rights granted during the third quarter of 2003 and the third quarter of 2002 was $1.12 and $0.95, respectively.

  Inventories

  The Company carries inventory at the lower of cost or market using the first-in, first-out method. The Company capitalizes inventory produced for commercial sale and all of the inventory on hand at September 28, 2003 is related to recombinant human antithrombin III (rhATIII) which has not yet been approved for commercial sale. The Company expects that all of the capitalized inventory will be sold commercially in Europe provided the Company receives marketing approval. If, at any time, the Company believes that marketing approval of rhATIII is no longer probable, the Company will charge the inventory to expense. Although no specific clinical plans require it to date, it is possible that the Company could use some of the capitalized inventory for additional clinical trials and, if so, the Company would expense the inventory when it was designated for use in the clinical trial.

  Net Loss per Common Share

  Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of warrants and stock options, totaled 5.5 million and 3.7 million at September 28, 2003 and September 29, 2002, respectively. The increase in potential common shares is a result of warrants issued in connection with the August 1, 2003 private placement as well as stock option grants. Since the Company was in a net loss position at September 28, 2003 and September 29, 2002, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive.

3.     Accrued Expenses:

  Accrued expenses include the following:

	At September 28, 2003	At December 29, 2002
Accrued payroll and benefits	$1,939	$1,627
Accrued bonus	751	851
Other	997	1,964

Total accrued expenses	$3,687	$4,442

4.     Intangible Assets:

  In September 2000, the Company acquired the remaining 78% interest in the SMIG JV by issuing shares of the Company's common stock valued at approximately $11 million and, as a result, the Company holds the marketing rights to transgenic technology in 18 Asian countries, including Japan. Accordingly, the entire purchase price of $11 million was allocated to the value of the marketing rights (SMIG marketing rights), the sole assets of SMIG. These costs are being amortized over the estimated economic useful life of these rights estimated at 15 years.

  Intangible assets consist of:

	Amortization Life	September 28, 2003	December 29, 2002
Asian marketing rights for SMIG	15 years	$11,210	$11,210
Accumulated amortization—marketing rights		(2,304)	(1,744)

Net		8,906	9,466

License agreement with ACT	10 years	1,862	1,862
License agreement with Pharming	15 years	1,517	1,517
Accumulated amortization—license agreements		(924)	(717)

Net		2,455	2,662

Total intangible assets, net		$11,361	$12,128

  Amortization expense was $250,000 and $259,000 for the three months ended September 28, 2003 and September 29, 2002, respectively, and $767,000 and $726,000 for the nine months ended September 28, 2003 and September 29, 2002, respectively.

5.     New Accounting Pronouncements:

  In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. As permitted under Delaware law, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at its request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. In addition, the Company has never made payments under these indemnification agreements and, therefore, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. The Company has not entered into any new agreements that warrant a liability under FIN 45. Accordingly, the Company has no liabilities recorded for these agreements as of September 28, 2003.

  In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after February 1, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The provisions of FIN 46 will not have a material effect on the Company's results of operations and financial position.

6.     Long-Term Debt:

  In March 2002, the Company entered into a five year Loan and Security Agreement with Silicon Valley Bank in the amount of $11.6 million, which was applied as follows: $5.5 million was used to refinance a prior loan from another bank that was put into place to finance capital asset acquisitions, $1.1 million to refinance previous capital asset acquisitions and $4 million to finance capital requirements. Approximately $1 million remains currently available under a revolving line of credit.

  In June 2003, the Company entered into a Loan Modification Agreement (the "Modification Agreement") with Silicon Valley Bank. The Modification Agreement established a "2003 Committed Equipment Line" which made an additional $2,250,000 available to the Company for the financing of capital asset acquisitions. During the second and third quarters of 2003, $1,297,000 of this line was drawn down and $953,000 remains available to finance future capital asset acquisitions. All other terms and conditions remain unchanged from the original agreement entered into in March 2002.

7.     Taurus rhSA LLC:

  In 2002, Fresenius AG and the Company restructured their relationship for the therapeutic blood expander market into a joint venture, called Taurus rhSA LLC (the "Taurus Joint Venture"), to include the development of rhSA as an excipient under an agreement that became effective January 1, 2003. The Taurus Joint Venture will manage development of rhSA for both the excipient and blood expander markets. Each party has the right, but not the obligation, to make future contributions to the Taurus Joint Venture. The Company currently has 55.3% interest in the joint venture. The Company and Fresenius made available all relevant commercial licenses, manufacturing and marketing rights, and intellectual property to enable the joint venture to operate worldwide in both the excipient and blood expander markets. The joint venture structure allows the development of the excipient market with the potential to attract additional marketing or strategic partners that may also assist with the financing of the joint venture. Ownership interests will be adjusted based on future levels of financial participation from existing and new partners. The Company is in ongoing discussions with third parties to obtain further financing for the Taurus Joint Venture and the Company has also developed alternative plans to advance the venture using its existing resources within limited external financing. The existence of the Taurus Joint Venture is perpetual unless terminated or dissolved earlier in accordance with the terms of the agreement. Upon any liquidation, sale or other disposition of all, or substantially all of the assets of the Taurus Joint Venture, and after the payment of debts and liabilities, expenses of liquidation and any reserves for unforeseen liabilities or in-kind distributions, the net proceeds would be applied and distributed first to Fresenius and then to the Company, each according to its percentage interest. Each member would also have reversion rights to any intellectual property it contributes to the Taurus Joint Venture. The Company consolidates the Taurus Joint Venture for financial reporting purposes.

8.     Malaria Vaccine Contract:

  The National Institute of Allergy and Infectious Diseases (NIAID) has approved a proposal to fund development of clinical grade production of the Merozoite Surface Protein 1 (MSP-1) antigen. The development work is being performed under the existing NIAID Contract No. NO1-A1-05421 managed by Science Applications International Corporation. The scope of work includes developing founder goats that express the MSP-1 antigen in their milk as well as the downstream purification process and final product formulation. The approved scope of work also includes the submittal of an Investigational New Drug application to the FDA. The Company's portion of this project is being supported completely with federal funds amounting to at least $4.9 million to be paid through September 2007, a majority of which is to be paid during 2003 and 2004.

9.     Merrimack Pharmaceuticals, Inc. ("Merrimack"):

  In June 2003, the Company and Merrimack executed a definitive agreement for the clinical production and purification of MM-093, a recombinant human alpha-fetoprotein. The terms of the agreement call for deferral of payment of up to $4 million in receivables through the fourth quarter of 2003. At September 28, 2003, the Company had approximately $3.1 million of billed and unbilled amounts receivable from Merrimack. Payment to the Company is substantially dependent upon Merrimack completing further equity financing.

10.     Private Placement:

  On August 1, 2003, the Company issued and sold 3,626,465 shares of its common stock at $2.55 per share in a private placement to institutional investors. The Company also issued warrants to the investors to purchase an aggregate of 906,613 shares of the Company's common stock at an exercise price of $3.30 per share. The Company paid SG Cowen a placement agent fee plus warrants to purchase 54,396 shares of the Company's common stock on the same terms as the placement warrants. The relative fair value of the warrants was estimated to be $1.5 million using the Black-Scholes option- pricing model. Proceeds to the Company, net of offering costs of $700,000, were approximately $8.5 million.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 28, 2003 and September 29, 2002

Total revenues for the three-month period ending September 28, 2003 were $2.2 million, compared with $1.8 million for the comparable period in 2002, an increase of $400,000 or 18%. All of the revenues in the 2002 period, and $1.6 million of the revenues in the 2003 period, were from external programs, while $600,000 of revenues in the 2003 period were from the malaria program. The increase in revenues is primarily a result of the work performed to produce and purify MM-093 for Merrimack.

The Company's revenue forecasts for 2003 have been based on the anticipation of partnering revenues for the rhATIII and rhSA programs, new external programs, as well as additional revenues from existing external programs including the program with Merrimack for the clinical production of MM-093. Partnering discussions are continuing in each of these program sectors but the results of these discussions are not predictable at the present time, nor is the ability of the Company to recognize revenues under such arrangements in 2003 should these negotiations be successfully concluded. In addition, the Company is engaged in out-licensing discussions to expand the utilization of the Company's intellectual property portfolio and know-how, which, if complete, may generate a positive cash flow in 2003 but may not be recognized as revenue until subsequent periods. As a result, the Company's revenue projection is being revised to approximately $10 million for the full year 2003.

Operating expenses were $10.1 million in the current quarter compared with $9.1 million recorded in the third quarter of 2002. GTC spent approximately $4.8 million on its internal research and development programs in the third quarter of 2003, an increase of approximately $1.3 million, or 36%, over the comparable 2002 quarter. Of these 2003 expenses, approximately $2.2 million was to support the ongoing efficacy study for the rhATIII program and preparation for a filing for approval to market rhATIII in Europe to treat hereditary antithrombin deficiency (HD) as compared to $1.2 million in the third quarter of 2002. Research and development expenses going forward can fluctuate based on a number of factors including the timing and status of clinical development activities for rhATIII and other programs. Cost of revenue in the third quarter of 2003 was $2.4 million, compared with $2.5 million for the comparable period in 2002, a decrease of $100,000 or 5%. The decrease is due to the nature and timing of development activities for the Company's external programs. The level of expenses on the Company's external programs will continue to fluctuate depending upon the specific contracts and contract stages.

During the quarter, the Company implemented a restructuring plan including a headcount reduction of 13%. The Company also renegotiated some of the Company's research agreements with outside contractors. On an annualized basis, these changes are expected to reduce the Company's expense base by approximately $4 million.

Selling, general and administrative expenses (SG&A) were $2.9 million in the third quarter of 2003, approximately $100,000 lower than the third quarter of 2002.

Interest income decreased to $344,000 in the third quarter of 2003, from $411,000 in the third quarter of 2002. The decrease was due to a lower cash balance and the impact of lower interest rates in 2003.

Interest expense decreased to $129,000 in the third quarter of 2003, from $143,000 in the third quarter of 2002, due to lower interest rates in 2003.

Other income of $81,000 in the third quarter of 2003 consists of the income recognized on the warrants to purchase Merrimack preferred stock received in connection with the deferral of payments under the Merrimack agreement.

Nine months ended September 28, 2003 and September 29, 2002

Total revenues for the nine-month period ending September 28, 2003 were $8 million, compared with $8.8 million for the comparable period in 2002, a decrease of $800,000 or 9%. The 2002 revenues included approximately $1.8 million from Fresenius AG for the rhSA program, which was subsequently converted to a joint venture in January 2003. Excluding the 2002 revenues from the rhSA program for comparison purposes, revenues from the Company's external programs were $7 million in the first nine months of 2002 compared with $8 million, of which $5.6 million were from external programs and $2.4 million were from the malaria program, in the first nine months of 2003, a 14% increase. The increase in revenues is a result of the timing and relative stage of development of the Company's external programs.

The cost of revenue and operating expenses were $29.6 million in the first nine months of 2003, compared with $28.2 million for the comparable period in 2002, an increase of $1.4 million or 5%. GTC spent approximately $12.1 million on internal research and development programs in the first nine months of 2003, an increase of approximately $3.9 million over the first nine months of 2002, or 47%. The 2003 expenses include approximately $5.4 million to support the ongoing efficacy study for the rhATIII program and preparation for a filing for approval to market rhATIII in Europe to treat HD, compared with $3.4 million for the first nine months of 2002. Cost of revenue for the first nine months of 2003 was $9.2 million, compared with $10.7 million for the comparable period in 2002, a decrease of $1.5 million or 14%. The decrease is due to the timing and relative stage of development of the Company's external programs.

SG&A decreased from $9.2 million in the first nine months of 2002 to $8.2 million in the first nine months of 2003, a 10% decrease. The change in SG&A was primarily the result of there being no increases in bad debt reserves in 2003 compared to a $331,000 increase in 2002, as well as a reduction of approximately $400,000 in legal expenses in 2003 compared to 2002.

Interest income decreased to $851,000 in the first nine months of 2003, from $1.6 million in the first nine months of 2002. The decrease was due to a lower cash balance and the impact of lower interest rates in 2003.

Interest expense increased to $398,000 in the first nine months of 2003, from $296,000 in the first nine months of 2002, due to higher outstanding borrowings in 2003.

Other income of $81,000 in the first nine months of 2003 consists of the income recognized on the warrants to purchase Merrimack preferred stock received in connection with the deferral of payments under the Merrimack agreement.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $38.9 million in cash, cash equivalents and marketable securities at September 28, 2003, of which $12.3 million was cash and cash equivalents. Excluding the effects of the $8.5 million raised in the August 2003 private placement, the Company used approximately $27 million of cash in the first nine months of 2003. Including the proceeds from the private placement, the Company used approximately $18.4 million of cash in the first nine months of 2003.

On August 1, 2003, the Company issued and sold 3,626,465 shares of common stock at $2.55 per share in a private placement to institutional investors. The Company also issued to the investors warrants to purchase an aggregate of 906,613 shares of the Company's common stock at an exercise price of $3.30 per share. The Company paid SG Cowen a placement agent fee plus warrants to purchase 54,396 shares of the Company's common stock on the same terms as the placement warrants. Net proceeds to the Company, after offering costs, were approximately $8.5 million.

The principal sources of funds during the period included $8.5 million of net proceeds from the private placement, $1.9 million in proceeds from long-term debt, $3.9 million in net redemptions of marketable securities and $477,000 from the issuance of common stock under various employee stock plans. Uses of funds during the period included $25 million used in operations, of which $21 million was due to the Company's net loss.

Other uses of funds during the period include:

  •
  $2 million for the manufacturing of inventory for rhATIII for commercial sale upon approval. At this time the Company does not have plans to increase inventory levels during the remainder of 2003 and 2004.

  •
  $1.9 million was due to an increase in accounts receivable and unbilled revenues primarily related to the Merrimack receivable which is in accordance with the terms of the agreement between the Company and Merrimack. See discussion below.

  •
  $1.6 million relates to a decrease in accounts payable due to Genzyme as a result of the timing of receipt of billings for services provided by Genzyme for the Company.

Other uses of funds included $3 million for capital equipment and further expansion of the transgenic production facility, of which $2.6 million was for manufacturing qualification runs for rhATIII, and $1.5 for repayment of long-term debt and capital leases. The Company expects a lower level of capital expenditures in 2004. The rhATIII production is a necessary part of the planned filing for approval in Europe.

The Company had working capital of $33.5 million at September 28, 2003 compared to $47.7 million at December 29, 2002.

Under the terms of the Merrimack contract, the Company agreed to defer collection of the receivables under that program to the fourth quarter of 2003. At September 28, 2003, the Company had approximately $3.1 million of billed and unbilled receivables under the Merrimack program. The Company believes that collection of the receivable is reasonably assured, but it is substantially dependant on Merrimack completing its ongoing equity financing, which the Company expects to be completed by Merrimack in the fourth quarter of 2003.

Under the existing agreement with Merrimack, the Company has the option to convert some or all of Merrimack's outstanding receivables into Merrimack equity. The Company and Merrimack are in discussions concerning a possible decision by the Company to convert $1.25 million of the outstanding receivables into Merrimack equity.

The nine month cash use results of $27 million, excluding the proceeds from the private placement, include approximately $4.6 million of spending on the Merrimack program while most of the payments from Merrimack are contractually deferred to the fourth quarter of 2003. Additionally, the Company also spent a total of approximately $4.6 million on rhATIII inventory production, manufacturing and qualification runs during the first nine months.

The Company continues to have discussions with potential new partners for its internal and external programs, as well as licensing discussions to expand utilization of the Company's intellectual property portfolio and know-how that may generate a positive cash contribution in 2003. The timing of completion of these discussions is not certain nor that they will be completed at all.

The Company's current projections are that net cash use for 2003, including $8.5 million of net proceeds from the equity financing, will be approximately $27 million, excluding possible payments from new partnering and licensing agreements. On the same basis, operating cash use, including capital expenditures, will be approximately $35 million if the proceeds of the equity financing are excluded.

Management believes that existing cash resources and potential future cash compensation from new partnering and licensing programs will be sufficient to fund operations into 2005. If the Company does not substantially achieve its partnering revenues or out-licensing arrangements, the Company could be forced to delay, scale back or eliminate one or more of its research and development programs. In addition, from time to time, the Company may seek to raise additional funds from public or private sales of its securities, including equity securities. Should the Company need to raise additional financing in this manner, there can be no assurance that additional funding will be available on terms acceptable to the Company, if at all.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS

In the Company's Form 10-K for the year ended December 29, 2002, the Company's most critical accounting policies and estimates upon which the Company's financial status depends were identified as those relating to revenue recognition, accrued liabilities, investments, intangible and long-lived assets and income taxes. The Company has reviewed the policies and determined that such policies remain the Company's most critical accounting policies for the quarter ended September 28, 2003. The Company did not make any changes to such policies during the quarter.

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

The Company is conducting efficacy trials for rhATIII, anticipated to be completed in the fourth quarter of 2003, which are expected to provide the basis for a European regulatory filing requesting authorization to market the product. None of the inventory that the Company has capitalized at September 28, 2003 is expected to be used in these trials. The product being used in the efficacy trials was expensed when it was manufactured as the product was produced for use in these trials. The Company expects that all of the capitalized inventory will be sold commercially in Europe provided the Company receives marketing approval. The product has a 4-year shelf-life so the Company does not believe that any of the inventory is at risk for expiration prior to sale and the Company believes the ultimate selling price will be well in excess of the cost of producing the product. If, at any time, the Company believes that marketing approval of rhATIII is no longer probable, the Company will charge the inventory to expense. Although no specific clinical plans require it to date, it is possible that the Company could use some of the capitalized inventory in these clinical trials and, if so, the Company would expense the inventory when it was designated for use in the clinical trial.

COMMITMENTS AND CONTINGENCIES

In the Company's Form 10-K for the year ended December 29, 2002, the Company's commitments and contingencies were disclosed in the notes to the consolidated financial statements. The Company has reviewed the commitments and contingencies at September 28, 2003 and noted that there were no material changes or additions.

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

ITEM 4—CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, the "Exchange Act") as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)    Changes in Internal Control over Financial Reporting.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) identified in connection with the evaluation of the Company's internal control that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 1, 2003, the Company issued and sold 3,626,465 shares of common stock at $2.55 per share in a private placement to institutional investors. The Company also issued warrants to the investors to purchase an aggregate of 906,613 shares of the Company's common stock at an exercise price of $3.30 per share. The Company paid SG Cowen a placement agent fee plus warrants to purchase 54,396 shares of the Company's common stock on the same terms as the placement warrants. Net proceeds to the Company, before other expenses, were approximately $8.5 million. The issuance of the common stock and warrants was deemed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and/or Regulation D promulgated under such Act. Each investor represented its intention to acquire the securities for investment only and not with a view to distribution thereof.

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
3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.
10.1	Loan Modification Agreement by and among the Company and Silicon Valley Bank dated June 11, 2003. Filed herewith.

10.2
Securities Purchase Agreement by and among the Company and the Purchasers listed on Exhibit A thereto, dated as of July 30, 2003. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated herein by reference.
10.3	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated herein by reference.
10.4
Registration Rights Agreement by and among the Company and the Purchasers as defined therein, dated as of July 30, 2003. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
*
Indicates that the exhibit accompanies this report and is not filed as a part of it.

(b)
Reports on Form 8-K

1.
On July 24, 2003, the Company filed with the SEC a Current Report on Form 8-K dated July 24, 2003 (Items 9 and 12) reporting the Company's financial results for the second quarter of 2003.*

2.
On August 4, 2003, the Company filed with the SEC a Current Report on Form 8-K dated July 30, 2003 (Items 5 and 7) announcing the Company's completion of a private placement of common stock and warrants.

*
Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 2003	GTC BIOTHERAPEUTICS, INC.
	By:	/s/ JOHN B. GREEN John B. Green Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Loan Modification Agreement by and among the Company and Silicon Valley Bank dated June 11, 2003. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
*
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
10.2
Securities Purchase Agreement by and among the Company and the Purchasers listed on Exhibit A thereto, dated as of July 30, 2003. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated herein by reference.
10.3	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated herein by reference.
10.4
Registration Rights Agreement by and among the Company and the Purchasers as defined therein, dated as of July 30, 2003. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated herein by reference.