Form 10-Q/A
period 2003-06-29
GTC BIOTHERAPEUTICS INC
filed 2003-11-26
CIK 904973

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

        Yes ☒    No ☐

        Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

        Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 24, 2003

Common Stock, $0.01 par value	31,926,648

Explanatory Note:

        GTC Biotherapeutics, Inc. (the "Company" or "GTC") hereby amends its Quarterly Report on Form 10-Q for the period ending June 29, 2003, as filed with the Securities and Exchange Commission on August 5, 2003, for the purpose of providing a description of the material provisions of its agreement with Merrimack Pharmaceuticals, Inc. ("Merrimack") for the clinical production and purification of MM-093, which was filed as an exhibit to the report, and to re-file other material agreements to include the information for which the Company no longer seeks confidential treatment. There have been no changes to the financial information filed in the Form 10-Q.

        Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, this amendment contains the complete text of Item 5 and Item 6, and includes currently dated certifications of the Chief Executive Officer and Chief Financial Officer. The Exhibit Index, which is incorporated by reference into Item 6, indicates the exhibits being filed herewith.

PART II

ITEM 5—OTHER INFORMATION

        In June 2003, GTC entered into a definitive agreement with Merrimack, a privately held company, for the clinical production and purification of MM-093 from the milk of transgenic goats. Under the agreement, Merrimack provides payments to GTC in accordance with the performance of activities related to the purification of goat's milk to produce MM-093. Merrimack has the option to defer payments of up to $4 million payable to GTC. If Merrimack terminates the agreement, any deferred amounts shall become immediately due. As consideration for Merrimack's rights to defer payments, Merrimack will issue GTC a warrant to purchase shares of Merrimack's Series B Preferred Stock at a negotiated purchase price per share. If Merrimack defaults on its required payments, Merrimack will issue additional warrants to GTC. GTC is also entitled to certain royalties and milestone payments on revenues received by Merrimack from the commercial sale of its rhAFP product. Merrimack and GTC grant each other, solely for the purpose of carrying out their respective responsibilities under the agreement, a non-exclusive, royalty-free license relating to the MM-093 production and purification processes.

        The initial term of the agreement is three years, and may be terminated by mutual consent of the parties or by either party as a result of a sixty-day uncured event of default or material breach, bankruptcy, liquidation or reorganization of the other party. Upon termination or expiration of the agreement, neither GTC nor Merrimack has any further obligations under the agreement, except liabilities accrued through the date of termination, including actual or committed milestone payments, royalties and repayment obligations. Merrimack and GTC each retain their respective rights to any intellectual property contributed under the agreement.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.
3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.
3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.
3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company's Registration Statement on Form S-8 filed with the Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.
3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of GTC and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.
3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.
3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.
10.1	Agreement Relating to the Production of Clarified Goat Milk Containing Recombinant Human Alpha Fetoprotein by and between the Company and Merrimack Pharmaceuticals, Inc., dated as of June 27, 2003. Filed herewith.*
10.2	Collaboration Agreement among the Company, Genzyme Corporation, and ATIII LLC dated as of January 1, 1998. Filed herewith.*
10.3	United States Patent No. 4,873,191 Sublicense Agreement between Xenogen Corporation (formerly DNX, Inc.) and GTC regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February 1, 1990; and Letter of Amendment, dated April 19, 1991. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

*
Certain confidential information contained in this document has been omitted and filed separately with the SEC pursuant to 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

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

Date: November 26, 2003	GTC BIOTHERAPEUTICS, INC.
	By:	/s/ JOHN B. GREEN John B. Green Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Agreement Relating to the Production of Clarified Goat Milk Containing Recombinant Human Alpha Fetoprotein by and between the Company and Merrimack Pharmaceuticals, Inc., dated as of June 27, 2003. Filed herewith.*
10.2	Collaboration Agreement among the Company, Genzyme Corporation, and ATIII LLC dated as of January 1, 1998. Filed herewith.*
10.3	United States Patent No. 4,873,191 Sublicense Agreement between Xenogen Corporation (formerly DNX, Inc.) and GTC regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February 1, 1990; and Letter of Amendment, dated April 19, 1991. Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

*
Certain confidential information contained in this document has been omitted and filed separately with the SEC pursuant to 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

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

QuickLinks

PART II
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX