Form 10-Q
period 2004-10-03
GTC BIOTHERAPEUTICS INC
filed 2004-11-10
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common Stock, $0.01 par value	38,793,559

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding GTC’s collaborations and the Company’s future cash requirements. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “expects”, or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are based on current expectations, beliefs, assumptions, estimates, forecasts and projections for GTC’s business and the industry and markets related to its business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and the Company’s future cash requirements include, without limitation, regulatory review of the Company’s ATryn® product, the ability of the Company to enter into transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing of the Company’s internal product, competitive and technological advances and regulatory requirements.

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the Annual Report on Form 10-K for the fiscal year ended December 28, 2003 of the Company under the caption “Factors Affecting Future Operations and Results” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations filed with the Securities and Exchange Commission on March 8, 2004.

The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date of this report. GTC expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

GTC BIOTHERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	October 3, 2004	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,222	$6,733
Marketable securities	20,583	24,358
Accounts receivable and unbilled contract revenue	424	1,613
Deferred contract costs	992	—
Other current assets	1,750	1,777

Total current assets	32,971	34,481
Net property, plant and equipment	21,269	22,600
Net intangible assets	10,318	11,094
Inventory	1,393	1,574
Other assets	1,362	1,323
Restricted cash	450	—

Total assets	$67,763	$71,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,837	$2,340
Accrued liabilities	2,995	3,524
Accrued liabilities - Genzyme	4,133	1,924
Deferred contract revenue	2,066	323
Note payable – Genzyme	2,386	—
Current portion of long-term debt and capital leases	2,442	2,218

Total current liabilities	16,859	10,329
Note payable, net of current portion – Genzyme	2,387	4,773
Long-term debt and capital leases, net of current portion	7,372	7,769
Deferred lease obligation	27	40

Total liabilities	26,645	22,911
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 41,575,826 and 34,749,473 shares issued and 38,755,826 and 31,929,473 shares outstanding at October 3, 2004 and December 28, 2003, respectively	415	347
Capital in excess of par value – common stock	222,533	207,535
Treasury stock, at cost, 2,820,000 shares	(9,545)	(9,545)
Accumulated deficit	(172,164)	(150,179)
Accumulated other comprehensive income (loss)	(121)	3

Total shareholders’ equity	41,118	48,161

	$67,763	$71,072

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Three months ended		Nine months ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Revenues
Revenue	$920	$2,164	$3,383	$8,019
Revenue from related party (Genzyme)	4	—	46	—

	924	2,164	3,429	8,019
Costs of revenue and operating expenses:
Cost of revenue	1,182	2,369	3,745	9,238
Research and development	4,561	4,804	13,626	12,089
Selling, general and administrative	2,194	2,893	7,812	8,233

	7,937	10,066	25,183	29,560

Operating loss	(7,013)	(7,902)	(21,754)	(21,541)
Other income (expense):
Interest income	111	344	219	851
Interest expense	(271)	(129)	(745)	(398)
Other income	23	81	295	81

Net loss	$(7,150)	$(7,606)	$(21,985)	$(21,007)

Net loss per common share (basic and diluted)	$(0.18)	$(0.25)	$(0.60)	$(0.73)

Weighted average number of common shares outstanding (basic and diluted)	38,751	30,480	36,894	28,726

Comprehensive loss:
Net loss	$(7,150)	$(7,606)	$(21,985)	$(21,007)
Other comprehensive income (loss):
Unrealized change in holding gain (loss) on securities available for sale	49	75	(124)	(18)

Total other comprehensive income (loss)	49	75	(124)	(18)

Comprehensive loss	$(7,101)	$(7,531)	$(22,109)	$(21,025)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Nine months ended
	October 3, 2004	September 28, 2003
Cash flows from operating activities:
Net loss	$(21,985)	$(21,007)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,041	2,514
Stock based compensation	475	—
Amortization of premium (discount) on marketable securities	1,220	(113)
Non-cash common stock issuance to GTC savings and retirement plan	313	172
Inventory write-off	181	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	1,189	(1,892)
Inventory	—	(2,038)
Deferred contract costs	(992)	—
Other assets and liabilities	(25)	(121)
Accounts payable	497	2
Accrued liabilities	(529)	(755)
Accrued liabilities – Genzyme	2,209	(1,625)
Deferred contract revenue	1,743	(159)

Net cash used in operating activities	(12,663)	(25,022)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,160)	(2,965)
Sale of property, plant and equipment	226	—
Purchase of marketable securities	(14,804)	(21,968)
Redemption of marketable securities	17,235	25,880
Restricted cash	(450)	—

Net cash provided by investing activities	1,047	947
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	13,868	8,541
Net proceeds from long-term debt	10,386	1,901
Repayment of long-term debt	(10,395)	(1,241)
Repayment of principal on capital leases	(164)	(228)
Net proceeds from employee stock purchase plan	291	475
Net proceeds from the exercise of stock options	119	2

Net cash provided by financing activities	14,105	9,450

Net increase (decrease) in cash and cash equivalents	2,489	(14,625)
Cash and cash equivalents at beginning of period	6,733	26,911

Cash and cash equivalents at end of period	$9,222	$12,286

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of GTC Biotherapeutics, Inc., referred to as GTC or the Company, for the fiscal year ended December 28, 2003 (2003 Form 10-K), which was filed with the Securities and Exchange Commission (SEC) on March 8, 2004 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.

The financial statements for the nine months ended October 3, 2004 and September 28, 2003, are unaudited but include, in the Company’s opinion, all adjustments necessary for a fair presentation of the results for the periods presented. The Company recorded an adjustment of $155,000 to reduce interest income during the first quarter of 2004, which related to activity during 2003.

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, the uncertainties of clinical trials and regulatory requirements for approval of therapeutic compounds, the need for additional capital, competitive new technologies, dependence on key personnel, protection of proprietary technology, and compliance with the United States Food and Drug Administration (FDA) and other government regulations. The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has incurred losses from operations since inception and has an accumulated deficit of $172.2 million at October 3, 2004. Based on the current rate of cash utilization, management believes that existing cash resources and potential future cash payments from new partnering and licensing programs will be sufficient to fund operations through 2005. The primary sources of additional capital raised in 2002, 2003 and 2004 have been equity and debt, and management expects that future sources of funds may include new or expanded partnering arrangements, or the sale of equity or debt-related instruments. However, there can be no assurance that the Company will be able to raise needed capital on terms that are acceptable to the Company, or at all. If the Company does not obtain an adequate amount of additional financing, the Company will be required to curtail operating expenses or take other steps that could adversely impact the Company’s ability to grow and commercialize its products.

2.	Accounting Policies:

The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in the 2003 Form 10-K. There have been no material changes in the accounting policies that are set forth in Note 2 of the financial statements included in the Company’s 2003 Form 10-K.

Accounting for Employee Equity Plans

In December 2002, the Financial Accounting Standards Board issued FASB No. 148 (SFAS 148), Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148, which was effective for fiscal years ending after December 15, 2002, amends Statement of Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 regardless of the accounting method used to account for stock-based compensation. The Company continues to apply APB Opinion 25 and related interpretations in accounting for its employee equity plans. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value at the grant date. The Company applies the disclosure only provisions of SFAS 148. If the compensation cost for the Company’s stock-based compensation plans to employees had been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three and nine months ended October 3, 2004 and September 28, 2003 would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
	(dollars in thousands except per share amounts)
Net loss reported	$(7,150)	$(7,606)	$(21,985)	$(21,007)
Add: *	—	—	35	—
Deduct: **	(417)	(547)	(1,805)	(1,904)

Pro Forma net loss	$(7,567)	$(8,153)	$(23,755)	$(22,911)

Earnings per share:
Basic – as reported (basic and diluted)	$(0.18)	$(0.25)	$(0.60)	$(0.73)
Basic – Pro Forma (basic and diluted)	$(0.20)	$(0.27)	$(0.64)	$(0.80)

*	Total stock-based employee compensation recorded in net loss, as reported.
**	Total stock-based employee compensation expense determined under fair value based method for all awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, expected volatility of 100% for the third quarters of 2004 and 2003 and the nine months ended October 3, 2004 and September 28, 2003, a dividend yield of 0% and a risk-free interest rate of 3.11% for the third quarter of 2004 and the nine months ended October 3, 2004, and 2.96% for the third quarter of 2003 and the nine months ended September 28, 2003. The average fair value per share of those options granted during the third quarters of 2004 and 2003 was $1.34 and $2.73, respectively. The average fair value per share of those options granted during the nine months ended October 3, 2004 and September 28, 2003 was $2.66 and $1.21, respectively.

The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of 0%, expected volatility of 100% for the third quarters of 2004 and 2003 and the nine months ended October 3, 2004 and September 28, 2003, an expected life of three months for the third quarter of 2004 and 2003 and the nine months ended October 3, 2004 and September 28, 2003 and a risk-free interest rate of 1.39% for the third quarter of 2004 and the nine months ended 2004 and 0.84% for the third quarter of 2003 and the nine months ended 2003. The average fair value of those purchase rights granted during the third quarters of 2004 and 2003 was $0.58 and $1.12, respectively. The average fair value of those purchase rights granted during the nine months ended October 3, 2004 and September 28, 2003 was $0.81 and $0.70, respectively.

Net Loss per Common Share

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of warrants and stock options, totaled 5.4 million and 5.5 million at October 3, 2004 and September 28, 2003, respectively. Since the Company was in a net loss position at October 3, 2004 and September 28, 2003, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive.

3.	Inventory:

The Company carries inventory at the lower of cost or market using the first-in, first-out method. The Company capitalizes inventory produced for commercial sale, and the entire inventory on hand at October 3, 2004 and December 28, 2003 was finished goods related to ATryn®, which has not yet been approved for commercial sale. The Company expects that all of the capitalized inventory will be sold commercially in Europe, provided the Company receives marketing approval. If, at any time, the Company believes that marketing approval of ATryn® is no longer probable, the Company will charge the inventory to expense. It is possible that the Company could use some of the capitalized inventory for additional clinical trials and, if so, the Company would expense the inventory when it was designated for use in such a clinical trial. The Company determines cost using the first-in, first-out method. The Company analyzes its inventory levels quarterly and will write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory in excess of expected requirements. Expired inventory will be disposed of and the related costs will be written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In the third quarter of 2004, the Company recorded a charge of approximately $173,000 to research and development to reflect usage of inventory for development purposes.

4.	Accrued Liabilities:

Accrued liabilities include the following:

	At October 3, 2004	At December 28, 2003
	(in thousands)
Accrued payroll and benefits	$1,537	$1,714
Accrued bonus	356	727
Other	1,102	1,083

Total accrued liabilities	$2,995	$3,524

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

Following is a summary of accrued severance:

Balance at December 28, 2003	$118,000
Q1 2004 Restructuring Accrual	943,000
Q1 2004 Payments	(437,000)

Balance at April 4, 2004	624,000
Q2 Payments	(233,000)

Balance at July 4, 2004	391,000
Q3 Payments	(143,000)

Balance at October 3, 2004	$248,000

5.	Intangible Assets:

The Company’s intangible assets as of October 3, 2004 and December 28, 2003 consisted of:

	Amortization Life	October 3, 2004	December 28, 2003
		(in thousands)
Marketing rights	15 years	$11,210	$11,210
Accumulated amortization—marketing rights		(3,051)	(2,491)

Net		8,159	8,719

Technology licenses	10 years to 15 years	3,379	3,379
Accumulated amortization — technology licenses		(1,220)	(1,004)

Net		2,159	2,375

Total intangible assets, net		$10,318	$11,094

Amortization expense was $259,000 for the three months ended October 3, 2004 and September 28, 2003, and $776,000 for the nine months ended October 3, 2004 and September 28, 2003.

The estimated aggregate amortization expense for the next five fiscal years is $1,035,000 per year from 2004 through 2008 and $5,966,000 for 2009 and thereafter.

6.	Long-Term Debt:

In May 2004, the Company entered into a four year loan agreement with General Electric Capital Corporation, or GE Capital, in the amount of $10 million with a 9.94% interest rate and monthly payments of approximately $253,000, which was used to refinance the Company’s outstanding loan with Silicon Valley Bank, or SVB. Collateral for the loan includes all existing and future acquired assets of the Company, excluding intellectual property. As a result of this refinancing, the Company was no longer required to maintain $18.2 million as unrestricted cash and marketable securities before it would be required to provide cash collateral for the loan. In connection with the refinancing, the Company was required to provide $450,000 of cash collateral for its two outstanding stand-by letters of credit which appears as restricted cash on the balance sheet.

7.	Financing:

In March 2004, the Company sold 6,395,298 shares of its common stock at $2.35 per share in a registered direct offering to institutional investors. These shares were issued under the Company’s shelf registration statement previously filed with the SEC. SG Cowen Securities, lead agent, and Rodman & Renshaw, LLC acted as placement agents for the offering and the Company paid a placement agent fee for their services. Proceeds to the Company, net of offering costs of approximately $1.2 million, were approximately $13.9 million.

8.	Deferred Contract Costs:

The Company defers direct costs incurred under a binding purchase order in excess of revenues recognized to date if the costs incurred are recoverable and the pending contract is not a loss contract. The deferred costs include direct labor, direct materials and overhead. Deferred costs are limited to the non-refundable cash received under the contract plus amounts receivable for work performed or milestones achieved as of the balance sheet date. As of October 3, 2004, the Company had $992,000 of capitalized costs which are classified as deferred contract costs on the balance sheet. The deferred contract costs are related to one pending contract for which ongoing work is being performed under terms and conditions that have not been finalized by a formal arrangement and for which the Company has not recognized any revenue.

9.	Commitments and Contingencies:

On November 13, 2001, two employees of one of the Company’s former subsidiaries filed an action in the Court of Common Pleas for Philadelphia County in Pennsylvania against the Company seeking damages, declaratory relief and certification of a class action relating primarily to their Company stock options. The claims arise as a result of the Company’s sale of Primedica Corporation to Charles River Laboratories International, Inc. in February 2001, which the Company believes resulted in the termination of Primedica employees’ status as employees of the Company or its affiliates and termination of their options. The plaintiffs contend that the sale of Primedica to Charles River did not constitute a termination of their employment with the Company or its affiliates for purposes of the Company’s equity incentive plan and, therefore, that the Company breached its contractual obligations to them and other Primedica employees who had not exercised their stock options. The complaint demands damages in excess of $5 million, plus interest. GTC has filed an answer denying all material allegations in the complaint, and is vigorously defending the case and objecting to certification of the claims as a class action. The Company believes that it has meritorious defenses and that, although the ultimate outcome of the matter cannot be predicted with certainty, the disposition of the matter should not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In July 2004, the Company entered into a three year lease agreement with GE Capital, which allows the Company to finance up to $1.4 million of laboratory, office and computer equipment. During the third quarter of 2004, the Company utilized $226,000 through a sale lease-back transaction which is being accounted for as an operating lease. The Company has $1.2 million available to finance future equipment purchases.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

GTC Biotherapeutics, Inc., referred to as GTC or the Company, is a leader in the development, production, and commercialization of human therapeutic proteins in the milk of animals, principally goats and cattle. Using a technology known as transgenics, GTC inserts protein-specific DNA into the animal to enable it to produce that specific human protein in its milk. The protein is then purified from the milk under pharmaceutical manufacturing conditions to obtain the therapeutic product, which is typically administered by injection or infusion. A significant focus of the Company’s product development pipeline is on commercializing recombinant forms of therapeutic human plasma proteins, including the lead program, ATryn®. GTC’s technology enables recombinant forms of human plasma proteins that are otherwise difficult to express at practical levels in traditional production technologies.

GTC is dependent upon funding from collaborations and proceeds from equity financings and short and long-term debt to finance operations. The Company enters into licensing and development agreements with collaborative partners for the development, production and purification of therapeutic recombinant proteins produced transgenically. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon the achievement of certain milestones and, in some cases, royalties on future product sales.

This discussion and analysis of our financial condition should be read in connection with the Company’s consolidated financial statements and accompanying notes thereto in the Company’s 2003 Form 10-K, including without limitation the information set forth under the heading “Critical Accounting Policies and Estimates.” The key value drivers for the Company remain substantially the same as those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s 2003 Form 10-K.

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

There have been no material changes in the critical accounting policies that are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of the Company’s 2003 Form 10-K.

Results of Operations

As a Company that has not yet launched a commercial product, the key components to the Company’s losses are costs of revenue, research and development expenses, and selling, general and administrative expenses. In September 2003, the Company implemented an initial restructuring plan followed by a further restructuring in February 2004. As part of these actions, headcount was reduced by approximately 30% and the Company also renegotiated certain research agreements with outside contractors. These restructurings resulted in a $1.7 million reduction of expense in the third quarter of 2004 as compared with the same quarter of 2003, including reductions of $600,000 in cost of revenue, $331,000 in research and development and $815,000 in selling, general and administrative expenses.

Three months ended October 3, 2004 and September 28, 2003

	October 3, 2004	September 28, 2003	$ Change	% Change
	($ in thousands)
Revenue	$924	$2,164	$(1,240)	(57)%
Cost of revenue	$1,182	$2,369	$(1,187)	(50)%
Research and development	$4,561	$4,804	$(243)	(5)%
Selling, general and administrative	$2,194	$2,893	$(699)	(24)%

Revenue. During the third quarter of 2004, $848,000 of the revenue was derived from external development programs, primarily the programs with Merrimack Pharmaceuticals and Nexia Biotechnologies, and $76,000 of the revenue was derived from the malaria program which is funded by the National Institute of Allergy and Infectious Diseases, or NIAID, a part of the National Institutes of Health, or NIH. The decrease in revenue derived from the malaria program is primarily a result of the timing of activities on the program. During the third quarter of 2003, $1.6 million of the revenue was derived from external programs while $565,000 of the revenue was derived from the malaria program. The 2003 revenue from external programs was primarily derived from the achievement of milestones in connection with the Merrimack program. Due to the nature and timing of the Company’s milestone-based research and development revenue, the Company expects to see variation in reported revenue on a quarter to quarter basis. Deferred contract revenue, which is not included in the statement of operations but is reflected on the balance sheet, has increased by $1 million in the quarter to $2.1 million representing revenue deferred to future accounting periods on existing contracts in process.

Cost of revenue. The decrease in cost of revenue is primarily the result of a decrease in revenue due to the stage of development on external programs for which revenue is being recognized as well as the cost reductions from the restructurings. In addition, deferred contract costs, which are recorded on the balance sheet, have increased by $505,000 in the quarter to $992,000 representing work done on one pending contract for which no revenue has been recognized to date. The level of expenses on the Company’s external programs will continue to fluctuate depending upon the stage of development of these individual contracts.

Research and development expense. Of the third quarter 2004 expenses, approximately $3 million were incurred to support the regulatory filing for approval to market ATryn® in Europe to treat hereditary antithrombin deficiency, compared with $2.2 million in the third quarter of 2003. The Company incurred expenses of $500,000 in both the third quarters of 2004 and 2003 in the development of the recombinant human albumin, or rhA, program. Additionally, in the third quarters of 2004 and 2003, the Company incurred expenses of $100,000 and $700,000, respectively, in the development of the malaria program, and $1 million and $1.4 million, respectively, in the development of other internal programs. Research and development expenses going forward are expected to fluctuate based on a number of factors, including the timing and status of clinical development activities for ATryn® and other programs. During the fourth quarter of 2004, the Company plans to submit an amendment to its Investigational New Drug (IND) application to the Food and Drug Administration (FDA) to define the clinical protocol for ATryn® in the United States in the HD indication. The results of this clinical study, in conjunction with the data provided to the European Medicines Agency (EMEA), are anticipated to form the basis for a filing for market approval in the U.S.

Selling, General and Administrative Expense. Expenses for the third quarter of 2004 decreased compared with the third quarter of 2003 due to lower headcount which resulted from the 2003 and 2004 restructurings.

Nine months ended October 3, 2004 and September 28, 2003

	($ in thousands)
	October 3, 2004	September 28, 2003	$ Change	% Change
Revenue	$3,383	$8,019	$(4,636)	(58)%
Revenue from related party (Genzyme)	$46	$—	$46	—

Total Revenue	$3,429	$8,019	$(4,590)	(57)%
Cost of revenue	$3,745	$9,238	$(5,493)	(59)%
Research and development	$13,626	$12,089	$1,537	13%
Selling, general and administrative	$7,812	$8,233	$(421)	(5)%
Interest income	$219	$851	$(632)	(74)%

Revenue. During the first nine months of 2004, $2.5 million of the revenue was derived from external development programs, primarily the programs with Merrimack and Centocor, and $868,000 of the revenue was derived from the malaria program which is funded by the NIAID. During the first nine months of 2003, $5.6 million of the revenue was derived from external programs while $2.4 million of the revenue was derived from the malaria program. The decrease in revenue derived from the malaria program is primarily a result of the timing of activities on the program. The 2003 revenue from external programs was primarily derived from the achievement of milestones in connection with the Merrimack, Elan and Bristol-Myers Squibb programs. Due to the nature and timing of the Company’s milestone-based research and development revenue, the Company expects to see variation in reported revenue on a quarter- to-quarter basis. Deferred contract revenue, which is not included in the statement of operations but is reflected on the balance sheet, has increased by $1.7 million in the first nine months of 2004 to $2.1 million, representing revenue deferred to future accounting periods on existing contracts in process.

Cost of revenue and operating expenses. The expenses for the first nine months of 2004 included a $943,000 charge associated with the corporate restructuring that was implemented in February 2004, of which approximately $743,000 and $200,000, respectively, are included in selling, general and administrative expense and research and development expense. The first nine months of 2004 also include an additional week of expenses due to the fact that the first quarter was a 14 week fiscal quarter. The impact of the additional week of operating expenses in the first nine months of 2004 was approximately $600,000 as compared with the first nine months of 2003.

Cost of revenue. The decrease in cost of revenue is primarily the result of a decrease in revenue due to the stage of development on external programs for which revenue is being recognized as well as the reduction from the restructurings. In addition, deferred contract costs, which are recorded on the balance sheet, have increased to $992,000 in the first nine months of 2004, representing work done on one pending contract for which no revenue has been recognized to date. The level of expenses on the Company’s external programs will continue to fluctuate depending upon the stage of development of these individual contracts.

Research and development expense. The increase in research and development is primarily a result of the increase in expenses incurred to support the regulatory filing for approval to market ATryn® in Europe to treat hereditary antithrombin deficiency to $7.3 million in the first nine months of 2004 as compared with $5.4 million in the first nine months of 2003. In the first nine months of 2003, $3 million was capitalized in connection with the FDA and EMEA approval process for the manufacturing equipment to be used for the bulk production of ATryn®.

Additionally, in the first nine months of 2004 and 2003, the Company incurred expenses of $1.4 million and $1.5 million, respectively, in the development of the rhA program, $800,000 and $1.6 million, respectively, in the development of the malaria program and $4.1 million and $3.6 million, respectively, in the development of other internal programs. Research and development expenses going forward are expected to fluctuate based on a number of factors, including the timing and status of clinical development activities for ATryn® and other programs. During the fourth quarter of 2004, the Company plans to submit an amendment to its IND application to the FDA to define the clinical protocol for ATryn® in the United States in the HD indication. The results of this clinical study, in conjunction with the data provided to the EMEA, are anticipated to form the basis for a filing for market approval in the U.S.

Selling, General and Administrative Expense. The decrease in selling, general and administrative expenses in the first nine months of 2004, of approximately $1.2 million, reflects lower expenses throughout all areas of selling, general and administrative, primarily a result of the restructurings. This is offset by $743,000 of costs associated with the 2004 restructuring.

Interest Income. The decrease in interest income is primarily the result of an adjustment of $155,000 recorded in the first quarter of 2004 related to interest income on the Company’s investments during 2003, as well as lower average cash and marketable securities balances in 2004.

Liquidity and Capital Resources

The Company’s objective is to finance its business appropriately through a mix of equity financings, collaboration and grant revenue, debt financings and interest income earned on its cash and cash equivalents. The Company’s ability to raise future funds will be affected by the progress of clinical trials and the regulatory review of ATryn®, the ability of the Company to enter into new or expanded transgenic research and development collaborations, the terms of such collaborations, the results of research and development and preclinical testing of the Company’s other internal product candidates, competitive and technological advances.

The Company uses its cash for a mix of activities focused on enhancing product development and program execution and development and expansion of operational capabilities, which consist primarily of salaries and wages, facility and facility-related costs for office and laboratory space and other outside direct costs. The Company anticipates utilizing approximately $20 million of cash in 2005 which includes supporting the launch of ATryn® in Europe and the HD clinical trial in the U.S. After a successful launch of this product in mid-2005, and on the basis of a supportive ATryn® partnering agreement, the Company may manufacture additional product to supply clinical studies for larger markets. This additional manufacturing may increase the Company’s total net cash utilization in 2005 to $25 million.

The Company had cash, cash equivalents and marketable securities of approximately $29.8 million at October 3, 2004. This amount includes cash and cash equivalents of $9.2 million. The Company had working capital of $16.1 million at October 3, 2004 compared to $24.2 million at December 28, 2003.

The Company has incurred losses from operations since inception and has an accumulated deficit of $172.2 million at October 3, 2004. Based on the current rate of cash utilization, management believes that existing cash resources and potential future cash payments from new partnering and licensing programs will be sufficient to fund operations through 2005. The primary sources of additional capital raised in 2002, 2003 and 2004 have been equity and debt, and management expects that future sources of funds may include new or expanded partnering arrangements, or the sale of equity or debt-related instruments. However, there can be no assurance that the Company will be able to raise needed capital on terms that are acceptable to the Company, or at all. If the Company does not obtain an adequate amount of additional financing, the Company will be required to curtail operating expenses or take other steps that could adversely impact the Company’s ability to grow and commercialize products. Any future sales of common stock will proportionally reduce the ownership interest of the Company’s current shareholders and may have an adverse impact on the price of the Company’s common stock.

2004 Financing Activities

In March 2004, the Company sold 6,395,298 shares of its common stock at $2.35 per share in a registered direct offering to institutional investors. These shares were issued under the Company’s shelf registration statement previously filed with the SEC. SG Cowen Securities, lead agent, and Rodman & Renshaw, LLC acted as placement agents for the offering and the Company paid a placement agent fee for their services. Proceeds to the Company, net of offering costs of approximately $1.2 million, were approximately $13.9 million.

Credit Facility

Of the Company’s $14.6 million of outstanding long-term debt at October 3, 2004, approximately $4.8 million is classified as current. Approximately $9.4 million was related to a term loan from GE Capital, with monthly payments through 2008, approximately $443,000 was related to capital leases with monthly payments through 2006 and approximately $4.8 million was related to a promissory note payable to Genzyme with two equal payments of $2.4 million each due April 3, 2005 and April 3, 2006.

In May 2004, the Company entered into a four year loan agreement with GE Capital, in the amount of $10 million with a 9.94% interest rate and monthly payments of approximately $253,000, which was used to refinance the Company’s outstanding loan with SVB. Collateral for the loan includes all existing and future acquired assets of the Company, excluding intellectual property. As a result of this refinancing, the Company is no longer required to maintain $18.2 million as unrestricted cash and marketable securities before it would be required to provide cash collateral for the loan. In connection with the refinancing, the Company was required to provide $450,000 of cash collateral for its two outstanding stand-by letters of credit, which appears as restricted cash on the balance sheet

Other Sources of Funds

Other sources of funds during the first nine months of 2004 included $2.4 million in net redemptions of marketable securities in the Company’s portfolio, approximately $1 million in new proceeds from refinancing the SVB debt, and $410,000 from the issuance of common stock under various employee stock plans.

Other Uses of Funds

Uses of funds during the period (in which the Company recognized a net loss of $22 million) included $12.7 million used in operations.

Other uses of funds during the period included:

•	$450,000 restricted as a result of refinancing the SVB debt; and

•	$992,000 of deferred contract costs; and

•	$934,000 for capital equipment and further expansion of the transgenic production facility.

The Company has entered into transactions with related parties in the normal course of business. The terms of these transactions are considered to be at arms-length.

COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are disclosed in Note 9 of this Form 10-Q as well as in the Company’s 2003 Form 10-K in the notes to the consolidated financial statements. The Company has reviewed the commitments and contingencies at October 3, 2004 and noted that there were no material changes or additions.

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

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibits

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of GTC and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

10.1	The Company’s 2002 Equity Incentive Plan, as amended and restated. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 4, 2004 (File No. 333-117923) and incorporated herein by reference.

10.2.1	Executive Change in Control Agreement, dated as of August 16, 2004, by and between GTC Biotherapeutics, Inc. and Daniel S. Woloshen. Filed herewith.

10.2.2	Executive Change in Control Agreement, dated as of August 16, 2004, by and between GTC Biotherapeutics, Inc. and Gregory F. Liposky. Filed herewith.

10.2.3	Executive Change in Control Agreement, dated as of August 16, 2004, by and between GTC Biotherapeutics, Inc. and Harry M. Meade, Ph.D. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 10, 2004	GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.2.1	Executive Change in Control Agreement, dated as of August 16, 2004, by and between GTC Biotherapeutics, Inc. and Daniel S. Woloshen. Filed herewith.

10.2.2	Executive Change in Control Agreement, dated as of August 16, 2004, by and between GTC Biotherapeutics, Inc. and Gregory F. Liposky. Filed herewith.

10.2.3	Executive Change in Control Agreement, dated as of August 16, 2004, by and between GTC Biotherapeutics, Inc. and Harry M. Meade, Ph.D. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350. Filed herewith.

The following exhibits are incorporated herein by reference:

3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794).

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794).

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794).

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Commission on June 2, 2000 (File No. 333-38490).

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794).

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794).

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

10.1	The Company’s 2002 Equity Incentive Plan, as amended and restated. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 4, 2004 (File No. 333-117923) and incorporated herein by reference.