Form 10-Q
period 2005-07-03
GTC BIOTHERAPEUTICS INC
filed 2005-08-11
CIK 904973

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2005
Common Stock, $0.01 par value	46,891,397

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our prospects for clinical trials, regulatory approval, and collaborations for our internal and external programs and our future cash requirements. The word or phrase “expect”, “may”, “will”, “continue”, “anticipate”, “estimate”, “project”, “believes”, “could”, “opportunity”, “future”, “project”, and similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts are based on current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. We caution investors not to place undue reliance on forward-looking statements contained in this report.

For a further description of the risks and uncertainties associated with our business, we encourage you to read carefully Exhibit 99 to this Form 10-Q—“Important Factors Regarding Forward-Looking Statements”, which is incorporated into this Form 10-Q by this reference.

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

GTC BIOTHERAPEUTICS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	July 3, 2005	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,713	$1,835
Marketable securities	12,849	20,446
Accounts receivable and unbilled contract revenue	173	725
Inventory	278	466
Other current assets	1,468	1,479

Total current assets	21,481	24,951
Net property, plant and equipment	17,982	20,279
Net intangible assets	9,542	10,059
Other assets	1,563	1,562
Restricted cash	450	450

Total assets	$51,018	$57,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,825	$2,391
Accrued liabilities	2,968	3,517
Accrued liabilities - Genzyme	2,555	2,806
Deferred contract revenue	1,443	733
Current portion of long-term debt and capital leases	3,402	2,479
Note payable - Genzyme	2,387	2,386

Total current liabilities	15,580	14,312
Long-term debt and capital leases, net of current portion	6,726	6,926
Note payable – Genzyme	—	2,387
Deferred lease obligation	21	23

Total liabilities	22,327	23,648
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 49,713,213 and 41,619,974 shares issued and 46,893,213 and 38,799,974 shares outstanding at July 3, 2005 and January 2, 2005, respectively	497	416
Capital in excess of par value – common stock	232,658	222,590
Treasury stock, at cost, 2,820,000 shares	(9,545)	(9,545)
Accumulated deficit	(194,825)	(179,672)
Accumulated other comprehensive loss	(94)	(136)

Total shareholders’ equity	28,691	33,653

Total liabilities and shareholders’ equity	$51,018	$57,301

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Three months ended		Six months ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Revenues
Revenue	$1,017	$1,416	$2,339	$2,463
Revenue from related party (Genzyme)	—	23	—	42

	1,017	1,439	2,339	2,505
Costs of revenue and operating expenses:
Cost of revenue	906	1,491	2,279	2,563
Research and development	5,188	3,729	10,605	9,268
Selling, general and administrative	1,901	2,317	4,296	5,415

	7,995	7,537	17,180	17,246

Operating loss	(6,978)	(6,098)	(14,841)	(14,741)
Other income (expense):
Interest income	131	125	252	108
Interest expense	(273)	(332)	(612)	(474)
Other income	—	46	48	272

Net loss	$(7,120)	$(6,259)	$(15,153)	$(14,835)

Net loss per common share (basic and diluted)	$(0.15)	$(0.16)	$(0.33)	$(0.41)

Weighted average number of common shares outstanding (basic and diluted)	46,835	38,692	45,836	35,998

Comprehensive loss:
Net loss	$(7,120)	$(6,259)	$(15,153)	$(14,835)
Other comprehensive loss:
Unrealized change in holding loss on securities available for sale	(34)	(157)	(42)	(173)

Total other comprehensive loss	(34)	(157)	(42)	(173)

Comprehensive loss	$(7,154)	$(6,416)	$(15,195)	$(15,008)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Six months ended
	July 3, 2005	July 4, 2004
Cash flows from operating activities:
Net loss	$(15,153)	$(14,835)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,063	1,977
Stock based compensation	—	35
Amortization of premium (discount) on marketable securities	(174)	1,098
Non-cash common stock issuance to GTC savings and retirement plan	193	309
Inventory write-off	419	8
Loss (gain) on disposal of fixed assets	(28)	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	552	580
Deferred contract costs	—	(533)
Inventory	(231)	—
Other assets and liabilities	8	154
Accounts payable	434	(76)
Accrued liabilities	(410)	325
Accrued liabilities – Genzyme	(251)	1,378
Deferred contract revenue	710	736

Net cash used in operating activities	(11,868)	(8,844)
Cash flows from investing activities:
Purchase of property, plant and equipment	(265)	(762)
Sale of property, plant, and equipment	651	—
Purchase of marketable securities	(6,532)	(15,804)
Redemption of marketable securities	14,345	17,235
Restricted cash	—	(450)

Net cash provided by investing activities	8,199	219
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	9,655	13,868
Net proceeds from employee stock purchase plan	162	210
Net proceeds from the exercise of stock options	—	111
Net proceeds from long-term debt	2,400	10,386
Repayment of long-term debt	(3,670)	(9,868)
Repayment of principal on capital leases	—	(114)

Net cash provided by financing activities	8,547	14,593

Net increase (decrease) in cash and cash equivalents	4,878	5,968
Cash and cash equivalents at beginning of period	1,835	5,733

Cash and cash equivalents at end of period	$6,713	$11,701

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of GTC Biotherapeutics, Inc. (“GTC”) for the fiscal year ended January 2, 2005 (“2004 Form 10-K”) and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

The financial statements for the six months ended July 3, 2005 and July 4, 2004, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to prior years’ financial statements to conform to the 2005 presentation and consist only of normal nonrecurring adjustments.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $194.8 million at July 3, 2005. Based on the current rate of cash utilization, management believes that existing cash resources and potential future cash payments from new partnering and licensing programs will be sufficient to fund operations into the second half of 2006. The primary sources of additional capital raised have been equity and debt financing, and management expects that future sources of funds may include new or expanded partnering arrangements and equity or debt financing. Any future sales of Common Stock will proportionately reduce the ownership interest of our current shareholders and may have an adverse impact on the price of our Common Stock. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

2.	Accounting Policies:

The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in our 2004 Form 10-K. There have been no material changes in the accounting policies that are set forth in Note 2 of the financial statements included in our 2004 Form 10-K.

Accounting for Employee Equity Plans

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148, which was effective for fiscal years ending after December 15, 2002, amended Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation and provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 regardless of the accounting method used to account for stock-based compensation. We continue to apply Accounting Practices Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and related interpretations in accounting for our employee equity plans. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value at the grant date. We apply the disclosure only provisions of SFAS 148. If the compensation cost for our stock-based compensation plans to employees had been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, our net loss and loss per share for the three and six months ended July 3, 2005 and July 4, 2004 would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net loss reported	$(7,120)	$(6,259)	$(15,153)	$(14,835)
Add: *	—	—	—	35
Deduct: **	(384)	(518)	(955)	(1,388)

Pro Forma net loss	$(7,504)	$(6,777)	$(16,108)	$(16,188)

Earnings per share:
Basic – as reported (basic and diluted)	$(0.15)	$(0.16)	$(0.33)	$(0.41)
Basic – Pro Forma (basic and diluted)	$(0.16)	$(0.18)	$(0.35)	$(0.45)

*	Total stock-based employee compensation recorded in net loss, as reported.
**	Total stock-based employee compensation expense determined under fair value based method for all awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of five years, expected volatility of 0.90% for the second quarter of 2005 and 0.95% for the six months ended July 3, 2005, and 100% for the second quarter of 2004 and the six months ended July 4, 2004, a dividend yield of 0% and a risk-free interest rate of 3.70% for the second quarter of 2005 and the six months ended July 3, 2005, and 3.11% for the second quarter of 2004 and the six months ended July 4, 2004. The average fair value per share of those options granted during the second quarters of 2005 and 2004 was $0.71 and $1.38, respectively. The average fair value per share of those options granted during the first six months of 2005 and 2004 was $1.20 and $2.70, respectively.

The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: an expected life of six months, an expected volatility of 0.90% for the second quarter of 2005 and 0.95% for the six months ended July 3, 2005, and 100% for the second quarter of 2004 and the six months ended July 4, 2004, a dividend yield of 0%, and a risk-free interest rate of 2.54% for the second quarter of 2005 and 2.03% for the six months ended July 3, 2005 and 0.98% for the second quarter of 2004 and the six months ended July 4, 2004. The average fair value of those purchase rights granted during the second quarters of 2005 and 2004 was $0.64 and $0.86, respectively. The average fair value of those purchase rights granted during the first six months of 2005 and 2004 was $0.60 and $0.96, respectively.

Net Loss per Common Share

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of warrants and stock options, totaled 6 million and 5.4 million at July 3, 2005 and July 4, 2004, respectively. The increase in potential common shares is a result of stock option grants. Since the Company was in a net loss position at July 3, 2005 and July 4, 2004, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive.

3.	Inventory:

We carry inventory at the lower of cost or market using the first-in, first-out method. We capitalize inventory produced for commercial sale. At July 3, 2005 we had approximately $278,000 of work in process inventory for the manufacture of ATryn® which management believes will be available for commercial sale before expiration. At January 2, 2005, we also had approximately $466,000 of finished goods inventory related to ATryn®. During the first quarter of 2005, we received a List of Outstanding Issues from the European Medicines Agency (“EMEA”) as part of its review of our Market Authorization Application for ATryn®, which has delayed the approval and launch of the product from our previously forecasted timelines. In connection with our response to the List of Outstanding Issues, we reviewed the proposed shelf life of ATryn® in the first quarter of 2005 and, we wrote the inventory down to zero value as we can no longer conclude with certainty that it is probable that the inventory will be sold prior to expiration, resulting in a $419,000 charge to research and development. During the first six months of 2005, we also recorded approximately $47,000 of research and development expense related to the usage of ATryn® inventory for development purposes.

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

4.	Accrued Liabilities:

Accrued liabilities include the following:

	(dollars in thousands)
	At July 3, 2005	At January 2, 2005
Accrued payroll and benefits	$1,558	$1,696
Accrued bonus	468	579
Other	942	1,242

Total accrued expenses	$2,968	$3,517

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

Following is a summary of accrued severance:

Balance at January 2, 2005	$184,000
2004 restructuring payments made in the first quarter of 2005	(103,000)

Balance at April 3, 2005	81,000
2004 restructuring payments made in the second quarter of 2005	(66,000)

Balance at July 3, 2005	$15,000

5.	Intangible Assets:

Our intangible assets as of July 3, 2005 and January 2, 2005 consist of:

		(dollars in thousands)
	Amortization Life	July 3, 2005	January 2, 2005
Marketing rights	15 years	$11,210	$11,210
Accumulated amortization—marketing rights		(3,612)	(3,238)

Net		7,598	7,972

Technology licenses	10 years to 15 years	3,379	3,379
Accumulated amortization — technology licenses		(1,435)	(1,292)

Net		1,944	2,087

Total intangible assets, net		$9,542	$10,059

Amortization expense was $259,000 for the three months ended July 3, 2005 and July 4, 2004, and $517,000 for the six months ended July 3, 2005 and July 4, 2004.

The estimated aggregate amortization expense for the next five fiscal years is $1,035,000 per year from 2005 through 2008, $927,000 for 2009 and $4,992,000 for 2010 and thereafter.

6.	Long-Term Debt:

In February 2005, we expanded our term loan with General Electric Capital Corporation (“GE Capital”) to allow us to draw down an additional $2.4 million, which was used to refinance the note payment made to Genzyme on April 4, 2005. The additional loan amount will be re-paid over three years through March 2008 with monthly payments of principal and interest of approximately $77,000. The expanded loan carries a 10.01% interest rate and is secured by the same collateral as the existing $10 million loan with GE Capital.

7.	Financing:

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

On November 13, 2001, two employees of one of our former subsidiaries filed an action against us in the Court of Common Pleas for Philadelphia County in Pennsylvania seeking damages, declaratory relief and certification of a class action relating primarily to their GTC stock options. The claims arose as a result of our sale of Primedica Corporation to Charles River Laboratories International, Inc. in February 2001, which we believe resulted in the termination of Primedica employees’ status as employees of GTC or its affiliates and the termination of their stock options. The plaintiffs contend that the sale of Primedica to Charles River did not constitute a termination of their employment with GTC or its affiliates for purposes of our equity incentive plan and, therefore, that we breached our contractual obligations to them and other Primedica employees who had not exercised their stock options. The complaint demands damages in excess of $5 million, plus interest. The Court has certified the case as a class action, with the class including employees of Primedica who, at the time GTC sold it, had GTC options that had not been exercised. We have filed an answer denying all material allegations in the complaint, and are vigorously defending the case. We believe that we have meritorious defenses and that, although the ultimate outcome of the matters cannot be predicted with certainty, the disposition of the matter should not have a material adverse effect on our financial position, results of operations or cash flows.

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

9.	Property, Plant and Equipment:

In March 2005, we completed the sale of 135 acres of farm land located in eastern New York State. As a result of the sale, we received net proceeds of approximately $534,000 and recorded a gain of approximately $29,000.

10.	New Accounting Pronouncements:

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

Statement 123(R) is effective for public companies that do not file as small business issuers for annual periods that begin after June 15, 2005 (i.e., our first quarter of fiscal year 2006). All public companies must use either the modified prospective or the modified retrospective transition method. We expect to use the modified prospective application. We cannot yet estimate the impact of Statement 123(R).

In June 2005, the FASB issued statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which superceded APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have a material impact on our consolidated results of operations.

11.	Subsequent Event:

In August 2005, we issued and sold 4,571,429 shares of our Common Stock at $1.75 per share in a private placement to institutional investors. We also issued warrants to the investors to purchase an aggregate of 1,828,573 shares of our Common Stock at an exercise price of $2.68 per share and we paid a fee to our placement agent in the transaction. Our proceeds from this sale, net of offering costs of approximately $600,000, were approximately $7.4 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. We are focusing our pipeline of internal product programs on recombinant forms of human plasma proteins, or proteins currently derived from the human blood supply for therapeutic purposes. Our lead product, a recombinant form of human antithrombin known as ATryn®, is undergoing review for market authorization in Europe by the European Medicines Agency (“EMEA”).

We are dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance operations until such time as product sales and royalties occur and we achieve positive cash flow from operations. Our partnering initiatives include licensing and development agreements with collaborative partners for the development, production and purification of transgenically produced forms of therapeutic recombinant proteins, including antibodies. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon the achievement of certain milestones, revenue from sales of product to partners, and royalties on future product sales, if any.

We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $194.8 million at July 3, 2005. Based on the current rate of cash utilization, management believes that existing cash resources and potential future cash payments from new partnering and licensing programs will be sufficient to fund operations into the second half of 2006. The primary sources of additional capital raised have been equity and debt financing, and management expects that future sources of funds may include new or expanded partnering arrangements and equity or debt financing. Any future sales of Common Stock will proportionately reduce the ownership interest of our current shareholders and may have an adverse impact on the price of our Common Stock. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

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

Results of Operations

The key components to our losses are costs of revenue, research and development expenses, and selling, general and administrative expenses.

Three months ended July 3, 2005 and July 4, 2004

	(dollars in thousands)
	July 3, 2005	July 4, 2004	$ Change	% Change
Revenue	$1,017	$1,439	$(422)	(29)%
Cost of revenue	$906	$1,491	$(585)	(39)%
Research and development	$5,188	$3,729	$1,459	39%
Selling, general and administrative	$1,901	$2,317	$(416)	(18)%

Revenue. During the second quarter of 2005, $773,000 of our revenues were derived from external development programs, primarily Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $210,000 derived from the CD-137 program, which is funded by a FLAIR grant awarded by the National Cancer Institute, and $34,000 derived from the malaria program, which is funded by the National Institute of Allergy and Infectious Disease (“NIAID”). During the second quarter of 2004, $1.2 million of our revenues were derived from external development programs, primarily Merrimack Pharmaceuticals and Centocor, in addition to $234,000 derived from the malaria program. The programs with Elan have been successfully completed in December 2004 and animals are now being maintained at reduced levels with funding from Elan. The increase in the CD-137 program revenues is the result of work performed on the second phase of the grant during 2005. The current contract of the MM-093 program with Merrimack was successfully completed in the second quarter of 2005. Negotiations for further supply of MM-093 to Merrimack are in process. Due to current budgetary constraints at NIAID, no funding has been committed for the malaria program beyond mid-August 2005. The decrease in revenues from external programs reflects the nature and timing of our milestone-based research and development activities for these programs. We expect to continue to see variation in reported revenues on a year-to-year basis. In 2004, the malaria program revenue was limited to breeding activities to create a new founder line.

Cost of revenue. The decrease in cost of revenue is primarily the result of a shift in resources to our internal program for ATryn® in the second quarter of 2005 as compared to the second quarter of 2004. The level of expenses on our external programs will continue to fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The major component of the increase in research and development expense year to year was a $1.4 million increase in spending on the ATryn® program, which totaled $3.5 million in 2005 as compared to $2.1 million in 2004. Included in these expenses is approximately $2.6 million related to support of the EMEA filing for ATryn®, as compared to $1.4 million in 2004, as well as $500,000 of expenses incurred in preparation for the U.S. clinical trial.

Additionally, we incurred expenses of $748,000 in the CD-137 development program representing almost entirely an allocation of internal resources as compared with $83,000 in the second quarter of 2004. Increases in the ATryn® and CD-137 programs were partially offset by decreases in spending of approximately $600,000 on several other research and development programs. Research and development expenses going forward are expected to fluctuate based on a number of factors including the timing and status of research and development activities for ATryn® and other programs.

Selling, General and Administrative Expense. The decrease in selling, general and administrative expense year to year was primarily a result of lower public company related costs. Selling, general and administrative expenses are expected to decrease slightly in the remainder of 2005 primarily as a result of a decrease in directors and officer’s insurance premiums as well as lower costs related to ongoing compliance with the Sarbanes-Oxley Act of 2002.

Six months ended July 3, 2005 and July 4, 2004

	(dollars in thousands)
	July 3, 2005	July 4, 2004	$ Change	% Change
Revenue	$2,339	$2,505	$(166)	(7)%
Cost of revenue	$2,279	$2,563	$(284)	(11)%
Research and development	$10,605	$9,268	$1,337	14%
Selling, general and administrative	$4,296	$5,415	$(1,119)	(21)%
Other income	$48	$272	$(224)	(82)%

Revenue. During the first six months of 2005, $1.9 million of our revenues were derived from external development programs, primarily Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $210,000 derived from the CD-137 program and $208,000 derived from the malaria program. During the first six months of 2004, $1.7 million were derived from external development programs, primarily Merrimack and Centocor, in addition to $792,000 derived from the malaria program. The decrease in revenues from external programs reflects the nature and timing of our milestone-based research and development activities for these programs. We expect to continue to see variation in reported revenues on a year-to-year basis. In 2004, the malaria program revenue was a result of breeding activities to create a new founder line. The increase in the CD-137 program revenues is the result of work performed on the second phase of the grant during 2005.

Cost of revenue. The decrease in cost of revenue is primarily the result of a shift in resources to our internal program, ATryn®, in the first six months of 2005 as compared to the first six months of 2004. The level of expenses on our external programs will continue to fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The major component of the increase in research and development expense year to year was a $1.7 million increase in spending on the ATryn® program, which totaled $6 million in 2005 as compared to $4.3 million in 2004. Included in these expenses is approximately $3.6 million related to the support of the EMEA filing of ATryn® in both 2005 and 2004, as well as $1.9 million of ATryn® operating costs and U.S. clinical trial preparation expenses in 2005, as compared to $700,000 of ATryn® operating costs in 2004. In the first quarter of 2005, based upon our review of the proposed shelf life of ATryn®, we wrote down the ATryn® inventory to zero value as we can no longer conclude with certainty that it is probable that the inventory will be sold prior to expiration, resulting in a $419,000 charge to research and development. During the first quarter of 2005, we also recorded approximately $47,000 of research and development for ATryn® inventory used for development purposes.

Additionally, the first six months of 2005 included approximately $1.9 million in support of the CD-137 program representing almost entirely an allocation of internal resources, compared to $70,000 in the first six months of 2004. Increases in the ATryn® and CD-137 programs were offset by decreases in spending of approximately $2.3 million on several other research and development programs. Research and development expenses going forward are expected to fluctuate based on a number of factors including the timing and status of research and development activities for ATryn® and other programs.

Selling, General and Administrative Expense. The first six months of 2004 included approximately $743,000 of restructuring charges. The remainder of the decrease year to year was primarily a result of lower public company related costs. Selling, general and administrative expenses are expected to decrease slightly in 2005 primarily as a result of a decrease in directors and officer’s insurance premiums and lower costs related to ongoing compliance with the Sarbanes-Oxley Act of 2002, as well as the impact of the 2004 restructuring.

Other Income. The decrease in other income is primarily the result of a $200,000 refund we received in the first six months of 2004 in connection with the termination of our option for additional sublease space at our Framingham, Massachusetts headquarters.

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

We use our cash for a mix of activities focused on enhancing product development and program execution and development and expansion of operational capabilities, which consist primarily of salaries and wages, facility and facility-related costs for office and laboratory space and other outside direct costs. We expect our net use of cash and marketable securities for 2005 to be approximately $20 million, exclusive of any equity financing. The net cash use projection includes approximately $12 million of cash collections from partnering for the year, of which approximately $5 million has been collected or is anticipated under existing contracts.

In August 2005, we raised approximately $7.4 million in cash, net of offering costs, in a private placement of our Common Stock and warrants to purchase Common Stock. Also, in January 2005, we raised an additional $9.7 million in cash, net of offering costs, in a registered direct placement of our Common Stock, both of which are more fully described under “Financing Activities”. We had cash, cash equivalents and marketable securities of $19.6 million at July 3, 2005.

We had working capital of $5.9 million at July 3, 2005 compared to $10.6 million at January 2, 2005.

Financing Activities

In August 2005, we issued and sold 4,571,429 shares of our Common Stock at $1.75 per share in a private placement to institutional investors. We also issued warrants to the investors to purchase an aggregate of 1,828,573 shares of our Common Stock at an exercise price of $2.68 per share and we paid a placement agent fee to our placement agent in the transaction. Our proceeds from this sale, net of offering costs of approximately $600,000, were approximately $7.4 million.

In January 2005, we sold 7,740,739 shares of our Common Stock at $1.35 per share in a registered direct offering to institutional investors and we paid a fee to our placement agent in the transaction. Our proceeds from this sale, net of offering costs of approximately $700,000, were approximately $9.7 million.

Credit Facility

Of our $12.5 million of outstanding long-term debt at July 3, 2005, approximately $5.8 million is classified as current. In April 2005, we paid approximately $2.4 million to Genzyme Corporation related to a $4.8 million term note. The remaining $2.4 million is payable on April 4, 2006 and is classified on the balance sheet as current.

In February 2005, we expanded our term loan with GE Capital to allow us to draw down an additional $2.4 million which was used to refinance the note payment due to Genzyme in April 2005. The additional loan amount will be re-paid over three years through March 2008 with monthly payments of principal and interest of approximately $77,000. The loan carries a 10.01% interest rate and is secured by the same collateral as the existing loan with GE Capital.

Cash Flows used in Operating Activities

Cash flows used in operating activities were $11.9 million and $8.8 million for the first six months of 2005 and 2004, respectively, an increase of approximately $3 million, primarily the result of the timing of cash payments in connection with the ATryn® program. Cash used in operating activities for the first six months of 2005 included a net loss of $15.2 million offset by certain non-cash charges of approximately $2.5 million. Use of cash also included an increase in inventory of approximately $231,000 and decreased accounts payable and accrued liabilities of approximately $219,000. Sources of funds included a reduction of accounts receivable of approximately $552,000, an increase in advance payments from customers as a result of the timing of invoices, as well as the deferral of revenue on contracts that contain multiple elements of approximately $710,000.

Cash Flows from Investing Activities

Cash flows from investing activities include $7.8 million in net redemptions of marketable securities in our portfolio and $651,000 realized from the sale of farm land and other assets, which were partially offset by $265,000 used for purchases of capital equipment. We anticipate a similar level of capital expenditures company-wide in 2005 as compared to 2004.

We have entered into transactions with related parties in the normal course of business. The terms of these transactions are considered to be at arm’s length.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 8 of this Form 10-Q as well as in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2004 Form 10-K. We have reviewed the commitments and contingencies at July 3, 2005 and noted that there were no material changes or additions.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 25, 2005. The following represents the results of voting on the proposals submitted to the Company’s stockholders to elect each of the following nominees to the Board of Directors for a three-year term:

Nominee	Total Vote “FOR”	Total Vote Withheld
Francis J. Bullock	41,450,592	574,291
Geoffrey F. Cox	40,194,151	1,830,732
Alan W. Tuck	41,480,328	544,555

Each nominee received a plurality of the votes cast, and, therefore, has been duly elected a director of GTC. The directors whose term of office as a director continued after the meeting are Robert W. Baldridge, Kenneth A. Bauer, James A. Geraghty, Michael J. Landine, Pamela W. McNamara, and Marvin L. Miller.

ITEM 6 – EXHIBITS

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

99	Risk Factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 11, 2005	GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

99	Risk Factors.