Form 10-Q
period 2005-10-02
GTC BIOTHERAPEUTICS INC
filed 2005-11-07
CIK 904973

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common Stock, $0.01 par value	51,507,595

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

For a further description of the risks and uncertainties associated with our business, we encourage you to read carefully Exhibit 99 to our Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005—“Important Factors Regarding Forward-Looking Statements”, which is incorporated into this Form 10-Q by this reference.

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

GTC BIOTHERAPEUTICS, INC.

PAGE #

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements	4

Consolidated Balance Sheets as of October 2, 2005 and January 2, 2005 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended October 2, 2005 and October 3, 2004 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2005 and October 3, 2004 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4—Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 6—Exhibits	17

SIGNATURES	18

PART I—FINANCIAL INFORMATION

ITEM 1–FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	October 2, 2005	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,885	$1,835
Marketable securities	8,641	20,446
Accounts receivable and unbilled contract revenue	222	725
Inventory	291	466
Other current assets	1,359	1,479

Total current assets	22,398	24,951
Net property, plant and equipment	17,631	20,279
Net intangible assets	9,282	10,059
Other assets	1,557	1,562
Restricted cash	450	450

Total assets	$51,318	$57,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,696	$2,391
Accrued liabilities	3,177	3,517
Accrued liabilities – Genzyme	2,858	2,806
Deferred contract revenue	1,402	733
Current portion of long-term debt and capital leases	3,203	2,479
Note payable – Genzyme	2,386	2,386

Total current liabilities	15,722	14,312
Long-term debt and capital leases, net of current portion	6,170	6,926
Note payable – Genzyme	—	2,387
Deferred lease obligation	20	23

Total liabilities	21,912	23,648
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 54,284,642 and 41,619,974 shares issued and 51,464,642 and 38,799,974 shares outstanding at October 2, 2005 and January 2, 2005, respectively	543	416
Capital in excess of par value – common stock	240,001	222,590
Treasury stock, at cost, 2,820,000 shares	(9,545)	(9,545)
Accumulated deficit	(201,520)	(179,672)
Accumulated other comprehensive loss	(73)	(136)

Total shareholders’ equity	29,406	33,653

Total liabilities and shareholders’ equity	$51,318	$57,301

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Three months ended		Nine months ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Revenues
Revenue	$1,184	$920	$3,523	$3,383
Revenue from related party (Genzyme)	—	4	—	46

	1,184	924	3,523	3,429
Costs of revenue and operating expenses:
Cost of revenue	767	1,182	3,046	3,745
Research and development	4,778	4,655	15,383	13,923
Selling, general and administrative	2,191	2,100	6,487	7,515

	7,736	7,937	24,916	25,183

Operating loss	(6,552)	(7,013)	(21,393)	(21,754)
Other income (expense):
Interest income	129	111	381	219
Interest expense	(272)	(271)	(884)	(745)
Other income	—	23	48	295

Net loss	$(6,695)	$(7,150)	$(21,848)	$(21,985)

Net loss per common share (basic and diluted)	$(0.14)	$(0.18)	$(0.46)	$(0.60)

Weighted average number of common shares outstanding (basic and diluted)	49,355	38,751	47,009	36,894

Comprehensive loss:
Net loss	$(6,695)	$(7,150)	$(21,848)	$(21,985)
Other comprehensive loss:
Unrealized change in holding gain (loss) on securities available for sale	(21)	49	(63)	(124)

Total other comprehensive gain (loss)	(21)	49	(63)	(124)

Comprehensive loss	$(6,716)	$(7,101)	$(21,911)	$(22,109)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Nine months ended
	October 2, 2005	October 3, 2004
Cash flows from operating activities:
Net loss	$(21,848)	$(21,985)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,981	3,041
Stock based compensation	—	35
Amortization of premium (discount) on marketable securities	(97)	1,220
Non-cash common stock issuance to GTC savings and retirement plan	193	313
Inventory write-down	419	181
Loss (gain) on disposal of fixed assets	(28)	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	503	1,189
Deferred contract costs	—	(992)
Inventory	(244)	—
Other assets and liabilities	122	(25)
Accounts payable	305	497
Accrued liabilities	(201)	(89)
Accrued liabilities – Genzyme	52	2,209
Deferred contract revenue	669	1,743

Net cash used in operating activities	(17,174)	(12,663)
Cash flows from investing activities:
Purchase of property, plant and equipment	(572)	(1,160)
Sale of property, plant, and equipment	651	226
Purchase of marketable securities	(6,532)	(15,804)
Redemption of marketable securities	18,497	17,235
Restricted cash	—	(450)

Net cash provided by investing activities	12,044	47
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	17,033	13,868
Net proceeds from employee stock purchase plan	162	291
Net proceeds from the exercise of stock options	11	119
Net proceeds from long-term debt	2,400	10,386
Repayment of long-term debt	(4,426)	(10,395)
Repayment of principal on capital leases	—	(164)

Net cash provided by financing activities	15,180	14,105

Net increase in cash and cash equivalents	10,050	1,489
Cash and cash equivalents at beginning of period	1,835	5,733

Cash and cash equivalents at end of period	$11,885	$7,222

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The financial statements for the nine months ended October 2, 2005 and October 3, 2004, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to prior years’ financial statements to conform to the 2005 presentation and consist only of normal nonrecurring adjustments.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $201.5 million at October 2, 2005. Based on the current rate of cash utilization, management believes that existing cash resources and potential future cash payments from new partnering and licensing programs will be sufficient to fund operations into the second half of 2006. The primary sources of additional capital raised have been equity and debt financing, and management expects that future sources of funds may include new or expanded partnering arrangements and equity or debt financing. Any future sales of equity will proportionately reduce the ownership interest of our current shareholders and may have an adverse impact on the price of our Common Stock. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

2.	Accounting Policies:

The accounting policies underlying the quarterly financial statements are those set forth in Note 2 of the financial statements included in our 2004 Form 10-K. There have been no material changes in the accounting policies that are set forth in Note 2 of the financial statements included in our 2004 Form 10-K.

Accounting for Employee Equity Plans

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148, which was effective for fiscal years ending after December 15, 2002, amended Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock Based Compensation and provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 regardless of the accounting method used to account for stock-based compensation. We continue to apply Accounting Practices Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and related interpretations in accounting for our employee equity plans. Accordingly, no compensation cost has been recognized for options granted to employees with exercise prices equal to or greater than the fair market value at the grant date. We apply the disclosure only provisions of SFAS 148. If the compensation cost for our stock-based compensation plans to employees had been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, our net loss and loss per share for the three and nine months ended October 2, 2005 and October 3, 2004 would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net loss reported	$(6,695)	$(7,150)	$(21,848)	$(21,985)
Add: *	—	—	—	35
Deduct: **	(301)	(417)	(1,212)	(1,805)

Pro Forma net loss	$(6,996)	$(7,567)	$(23,060)	$(23,755)

Earnings per share:
Basic – as reported (basic and diluted)	$(0.14)	$(0.18)	$(0.46)	$(0.60)
Basic – Pro Forma (basic and diluted)	$(0.14)	$(0.20)	$(0.49)	$(0.64)

*	Total stock-based employee compensation recorded in net loss, as reported.
**	Total stock-based employee compensation expense determined under fair value based method for all awards.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of five years, expected volatility of 0.93% for the third quarter of 2005 and 0.90% for the nine months ended October 2, 2005, and 100% for the third quarter of 2004 and the nine months ended October 3, 2004, a dividend yield of 0% and a risk-free interest rate of 3.7% for the third quarter of 2005 and the nine months ended October 2, 2005, and 3.11% for the third quarter of 2004 and the nine months ended October 2, 2004. The average fair value per share of those options granted during the third quarters of 2005 and 2004 was $1.25 and $1.34, respectively. The average fair value per share of those options granted during the first nine months of 2005 and 2004 was $1.20 and $2.66, respectively.

The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: an expected life of six months, an expected volatility of 0.93% for the third quarter of 2005 and for the nine months ended October 2, 2005, and 100% for the third quarter of 2004 and the nine months ended October 3, 2004, a dividend yield of 0%, and a risk-free interest rate of 3.70% for the third quarter of 2005 and 2.59% for the nine months ended October 2, 2005 and 1.39% for the third quarter of 2004 and the nine months ended October 3, 2004. The average fair value of those purchase rights granted during the third quarters of 2005 and 2004 was $0.30 and $0.58, respectively. The average fair value of those purchase rights granted during the first nine months of 2005 and 2004 was $0.30 and $0.81, respectively.

Net Loss per Common Share

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of warrants and stock options, totaled 5.9 million and 5.4 million at October 2, 2005 and October 3, 2004, respectively. The increase in potential common shares is a result of stock option grants. Since the Company was in a net loss position at October 2, 2005 and October 3, 2004, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive.

3.	Inventory:

We carry inventory at the lower of cost or market using the first-in, first-out method. We capitalize inventory produced for commercial sale. At October 2, 2005 we had approximately $291,000 of work in process inventory for the manufacture of ATryn® which management believes will be available for commercial sale prior to expiration. At January 2, 2005, we also had approximately $466,000 of finished goods inventory related to ATryn®. During the first quarter of 2005 we wrote the finished goods inventory down to zero value as we could no longer conclude with certainty that it was probable that the inventory would be sold prior to product expiration. This resulted in a $419,000 charge to research and development expense as product has not yet been approved for commercial sale. During the first nine months of 2005, we also recorded approximately $47,000 of research and development expense related to the usage of ATryn® inventory for development purposes.

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

4.	Accrued Liabilities:

Accrued liabilities include the following:

	(dollars in thousands)
	At October 2, 2005	At January 2, 2005
Accrued payroll and benefits	$1,378	$1,696
Accrued bonus	699	579
Other	1,100	1,242

Total accrued expenses	$3,177	$3,517

In February 2004, we announced a restructuring of our organization to control costs and to support our focus on clinical development and commercialization of our internal pipeline of proprietary products and our portfolio of external programs. Under the February 2004 restructuring plan, headcount was reduced by approximately 20% from 159 to 127 full-time equivalent employees. Approximately $743,000 and $200,000 of the costs associated with the restructuring were included in selling, general and administrative expense and research and development expenses, respectively, in the first quarter of 2004. Payments related to the restructuring were completed in the third quarter of 2005.

Following is a summary of accrued severance:

(dollars in thousands)
Balance at January 2, 2005	$184
2004 restructuring payments made in the first quarter of 2005	(103)

Balance at April 3, 2005	81
2004 restructuring payments made in the second quarter of 2005	(66)

Balance at July 3, 2005	$15

2004 restructuring payments made in the third quarter of 2005	(15)
Balance at October 2, 2005	—

5.	Intangible Assets:

Our intangible assets consist of:

		(dollars in thousands)
	Amortization Life	October 2, 2005	January 2, 2005
Marketing rights	15 years	$11,210	$11,210
Accumulated amortization – marketing rights		(3,799)	(3,238)

Net		7,411	7,972

Technology licenses	10 years to 15 years	3,379	3,379
Accumulated amortization – technology licenses		(1,508)	(1,292)

Net		1,871	2,087

Total intangible assets, net		$9,282	$10,059

Amortization expense was $260,000 for the three months ended October 2, 2005 and October 3, 2004, and $777,000 for the nine months ended October 2, 2005 and October 3, 2004.

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

In August 2005, we sold 4,571,429 shares of our Common Stock at $1.75 per share in a private placement to institutional investors. We also issued 5 year warrants to the investors to purchase an aggregate of 1,828,573 shares of our Common Stock at an exercise price of $2.68 per share and we paid a fee to our placement agent in the transaction. Our proceeds from this sale, net of offering costs of approximately $600,000, were approximately $7.4 million.

8.	Commitments and Contingencies:

On November 13, 2001, two employees of one of our former subsidiaries filed an action against us in the Court of Common Pleas for Philadelphia County in Pennsylvania seeking damages, declaratory relief and certification of a class action relating primarily to their GTC stock options. The claims arose as a result of our sale of Primedica Corporation to Charles River Laboratories International, Inc. in February 2001, which we contend resulted in the termination of Primedica employees’ status as employees of GTC or its affiliates and the termination of their stock options. The plaintiffs contend that the sale of Primedica to Charles River did not constitute a termination of their employment with GTC or its affiliates for purposes of our equity incentive plan and, therefore, that we breached our contractual obligations to them and other Primedica employees who had not exercised their stock options. The complaint demands damages in excess of $5 million, plus interest. The Court has certified the case as a class action, with the class including employees of Primedica who, at the time GTC sold it, had GTC options that had not been exercised. We have filed an answer denying all material allegations in the complaint, and are vigorously defending the case. We believe that we have meritorious defenses and that, although the ultimate outcome of the matters cannot be predicted with certainty, the disposition of the matter should not have a material adverse effect on our financial position, results of operations or cash flows.

We maintain our herd of cattle for the Taurus hSA LLC (“Taurus”), a joint venture, at TransOva Genetics (“TOG”) in Iowa under an agreement signed in December 2002. As part of the agreement, TOG agreed to be compensated partially in equity of Taurus only when, and if, Taurus receives outside third party financing. The amount of equity would be valued under the same terms as such outside financing. To date, no such outside financing has been obtained.

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

In October 2005, we entered into a Lease Amendment (“the Amendment”) with NDNE 9/90 Corporate Center LLC to extend the term of our original lease for our corporate headquarters from June 2006 until September 2010. As part of the Amendment, our annual fixed rent has been slightly reduced.

In October 2005, we entered into a collaboration agreement with LEO Pharma A/S of Ballerup Denmark (“LEO”) for the commercialization of ATryn® in Europe, the Middle East and Canada. The agreement includes an up front payment of $2 million which was paid on signing, with an additional $3 million due through approval of the product for the hereditary deficiency indication in the European Community. Further milestones totaling $68 million would be payable to GTC in future years based upon the achievement of successful clinical development in an acquired deficiency indication as well as for achievement of specified sales milestones and certain regulatory approvals in LEO’s territory. Under the agreement, GTC will receive a royalty on LEO’s net sales of ATryn® plus a transfer price for product sold to LEO. LEO will fund the phase II and phase III clinical program for the selected acquired deficiency indication. We will have unrestricted access to all phase II data for use outside LEO’s territory. Should we choose to exercise our option to support half of the clinical cost of a phase III acquired deficiency study for LEO’s territories, we will also have unrestricted access to that data for any filings in our own territories.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. We are focusing our pipeline of internal product programs on recombinant forms of human plasma proteins, which are proteins currently derived from the human blood supply for therapeutic purposes. Our lead product, a recombinant form of human antithrombin known as ATryn®, is undergoing review for market authorization in Europe by the European Medicines Agency (“EMEA”).

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

We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $201.5 million at October 2, 2005. Based on the current rate of cash utilization, management believes that existing cash resources and potential future cash payments from partnering and licensing programs will be sufficient to fund operations into the second half of 2006. The primary sources of additional capital raised have been equity and debt financing, and management expects that future sources of funds may include new or expanded partnering arrangements and equity or debt financing. Any future sales of equity will proportionately reduce the ownership interest of our current shareholders and may have an adverse impact on the price of our Common Stock. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

In October 2005, we entered into a collaboration agreement with LEO Pharma A/S of Ballerup Denmark (“LEO”) for the commercialization of ATryn® in Europe, the Middle East and Canada. The agreement includes an up front payment of $2 million which was paid on signing, with an additional $3 million due through approval of the product for the hereditary deficiency indication in the European Community. Further milestones totaling $68 million would be payable to GTC in future years based upon the achievement of successful clinical development in an acquired deficiency indication as well as for achievement of specified sales milestones and certain regulatory approvals in LEO’s territory. Under the agreement, GTC will receive a royalty on LEO’s net sales of ATryn® plus a transfer price for product sold to LEO. LEO will fund the phase II and phase III clinical program for the selected acquired deficiency indication. We will have unrestricted access to all phase II data for use outside LEO’s territory. Should we choose to exercise our option to support half of the clinical cost of a phase III acquired deficiency study for LEO’s territories, we will also have unrestricted access to that data for any filings in our own territories.

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

Results of Operations

The key components to our losses are costs of revenue, research and development expenses, and selling, general and administrative expenses.

Three months ended October 2, 2005 and October 3, 2004

	(dollars in thousands)
	October 2, 2005	October 3, 2004	$ Change	% Change
Revenue	$1,184	$924	$260	28%
Cost of revenue	$767	$1,182	$(415)	(35)%
Research and development	$4,778	$4,655	$123	3%

Revenue. During the third quarter of 2005, $1.1 million of our revenues were derived from external development programs, primarily with Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $27,000 derived from the CD-137 program, which is funded by a Flexible System to Advance Innovative Research (“FLAIR”) grant awarded by the National Cancer Institute, and $45,000 derived from the malaria program, which was funded by the National Institute of Allergy and Infectious Disease (“NIAID”). During the third quarter of 2004, $807,000 of our revenues were derived from external development programs, primarily with Merrimack Pharmaceuticals and a license to Nexia Biotechnologies, which has subsequently transferred to PharmAthene, Inc., in addition to $41,000 derived from the CD-137 program and $76,000 derived from the malaria program. The Elan maintenance program was amended by Elan in the third quarter of 2005 resulting in recognition of approximately $700,000 of the deferred revenue on this program in the third quarter of 2005. The decrease in both the Merrimack and Nexia/PharmAthene program revenues is a result of timing of milestones met on the programs in 2005. Due to current budgetary constraints at NIAID, no funding has been committed for the malaria program beyond mid-August 2005. We expect to see variation in reported revenues on a year-to-year basis due to the nature and timing of our milestone-based research and development activities. For example, Merrimack has recently signed a new agreement for further clinical production of MM-093, which will begin to be reflected in results for the fourth quarter of 2005.

Cost of revenue. The decrease in cost of revenue is primarily the result of the development stage of the various external programs in third quarter of 2005 as compared to the third quarter of 2004. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The third quarter 2005 research and development expense included $2.4 million related to the ATryn® program, a decrease of $600,000 as compared to $3 million in 2004. Included in the2005 expenses were approximately $1.2 million related to support of the EMEA filing for ATryn® as well $ 800,000 of ATryn® operating costs and $400,000 of expenses incurred in preparation for the U.S. clinical trial. The 2004 expenses included $2.3 million in support of the EMEA filing and $700,000 of ATryn® operating costs.

Additionally, in 2005, we incurred expenses of $320,000 in the CD-137 development program representing almost entirely an allocation of internal resources as compared with $189,000 in the third quarter of 2004, an increase of $131,000. In 2005, we also incurred expenses of $409,000 in support of the recombinant human alpha-1 antitrypsin (rhAAT) program as compared to $129,000 in 2004, an increase of $280,000. The net of the decrease in the ATryn® combined with the increases in the CD-137 and rhAAT programs in the year to year comparison was partially offset by a net increase in several other research and development programs. Research and development expenses going forward are expected to fluctuate based on a number of factors including the timing and status of research and development activities for ATryn® and other programs.

Nine months ended October 2, 2005 and October 3, 2004

	(dollars in thousands)
	October 2, 2005	October 3, 2004	$ Change	% Change
Revenue	$3,523	$3,429	$94	3%
Cost of revenue	$3,046	$3,745	$(699)	(19)%
Research and development	$15,383	$13,923	$1,460	10%
Selling, general and administrative	$6,487	$7,515	$(1,028)	(14)%
Other income	$48	$295	$(247)	(84)%

Revenue. During the first nine months of 2005, $3 million of our revenues were derived from external development programs, primarily with Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $237,000 derived from the CD-137 program and $253,000 derived from the malaria program. During the first nine months of 2004, $2.5 million were derived from external development programs, primarily with Merrimack and Centocor, in addition to $89,000 derived from the CD-137 program and $868,000 derived from the malaria program. The Elan maintenance program was amended by Elan in the third quarter of 2005 resulting in recognition of approximately $700,000 of the deferred revenue on this program in the third quarter of 2005. Due to current budgetary constraints, NIAID has committed no funding for the malaria program beyond mid-August 2005. The increase in revenues from external programs reflects the nature and timing of our milestone-based research and development activities for these programs. We expect to continue to see variation in reported revenues on a year-to-year basis. In 2004, the malaria program revenue was a result of breeding activities to create a new founder line. The increase in the CD-137 program revenues is the result of work performed on the second phase of the FLAIR grant during 2005.

Cost of revenue. The decrease in cost of revenue is primarily the result of a shift in internal resources to our internal ATryn® program in the first nine months of 2005 as compared to the first nine months of 2004. The level of expenses on our external programs will continue to fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The first nine months of 2005 research and development expense included $8.4 million related to the ATryn® program, and increase of $1 million as compared to $7.4 million in the first nine months of 2004. Included in the 2005 expenses was approximately $4.7 million related to the support of the EMEA filing of ATryn® compared to $6 million in 2004, as well as $2 million of ATryn® operating costs and $1.7 million of U.S. clinical trial preparation expenses in 2005, as compared to $1.4 million of ATryn® operating costs in 2004. In the first quarter of 2005, based upon our review of the proposed shelf life of ATryn®, we wrote down the ATryn® inventory to zero value as we could no longer conclude with certainty that it was probable that the inventory would be sold prior to product expiration, resulting in a $419,000 charge to research and development expense. During the first nine months of 2005, we also recorded approximately $47,000 of research and development for ATryn® inventory used for development purposes.

Additionally, in 2005, we incurred expenses of approximately $2.3 million in support of the CD-137 program representing almost entirely an allocation of internal resources, compared to $400,000 in the first nine months of 2004, an increase of $1.9 million. Increases in the ATryn® and CD-137 programs were offset by decreases in spending of approximately $1.4 million on several other research and development programs. Research and development expenses going forward are expected to fluctuate based on a number of factors including the timing and status of research and development activities for ATryn® and other programs.

Selling, General and Administrative Expense. Selling, general and administrative expenses in the first nine months of 2004 included approximately $743,000 of restructuring charges. The remainder of the decrease year to year was a result of lower spending throughout the selling, general and administrative departments

Other Income. The decrease in other income is primarily the result of a $200,000 refund we received in the first nine months of 2004 in connection with the termination of our option for additional sublease space at our Framingham, Massachusetts headquarters.

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of equity financings, collaboration and grant revenue, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales, milestone payments, and royalties occur and we achieve positive cash flow from operations. Our ability to raise future funds will be affected by the progress of clinical trials and the regulatory review of ATryn®, our ability to enter into new or expanded transgenic research and development collaborations, the terms of such collaborations, the results of research and development and preclinical testing of our other internal product candidates, and competitive and technological advances, as well as general market conditions.

We use our cash for a mix of activities focused on enhancing product development and program execution and development and expansion of operational capabilities, which consist primarily of salaries and wages, facility and facility-related costs for office and laboratory space and other outside direct costs. We expect our net use of cash and marketable securities for 2005 to be approximately $23 million, exclusive of the impact of any equity financing. The net cash use projection includes approximately $9 million of cash collections from partnering for the year, of which approximately $8.8 million has been collected or is anticipated under existing contracts including the partnering arrangement with LEO. We expect a net use of cash in 2006 of between $21 million and $25 million.

In January 2005, we raised $9.7 million in cash, net of offering costs, in a registered direct placement of our Common Stock. Also, in August 2005, we raised an additional $7.4 million in cash, net of offering costs, in a private placement of our Common Stock and warrants to purchase Common Stock, both of which are more fully described under “Financing Activities”. We had cash, cash equivalents and marketable securities of $20.5 million at October 2, 2005.

We had working capital of $6.7 million at October 2, 2005 compared to $10.6 million at January 2, 2005.

Financing Activities

In January 2005, we sold 7,740,739 shares of our Common Stock at $1.35 per share in a registered direct offering to institutional investors and we paid a fee to our placement agent in the transaction. Our proceeds from this sale, net of offering costs of approximately $700,000, were approximately $9.7 million.

In August 2005, we issued and sold 4,571,429 shares of our Common Stock at $1.75 per share in a private placement to institutional investors. We also issued 5 year warrants to the investors to purchase an aggregate of 1,828,573 shares of our Common Stock at an exercise price of $2.68 per share and we paid a placement agent fee to our placement agent in the transaction. Our proceeds from this sale, net of offering costs of approximately $600,000, were approximately $7.4 million.

In October, we filed a universal shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (SEC) pursuant to which, when declared effective, we may issue up to an aggregate of $50 million of securities, including common stock, debt securities, and other types of securities. The terms and pricing of any future offerings would be established at the time of any offering of securities covered by the registration statement through one or more methods of distribution, subject to market conditions and our capital needs.

Credit Facility

Of our $11.8 million of outstanding long-term debt at October 2, 2005, approximately $5.6 million is classified as current. In April 2005, we paid approximately $2.4 million to Genzyme Corporation related to a $4.8 million term note. The remaining $2.4 million is payable on April 4, 2006 and is classified on the balance sheet as current.

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

Cash Flows used in Operating Activities

Cash used in operating activities were $17.2 million and $12.7 million for the first nine months of 2005 and 2004, respectively, an increase of approximately $4.5 million, primarily the result of the timing of cash payments in connection with the ATryn® program. Cash used in operating activities for the first nine months of 2005 included a net loss of $21.8 million, which was partially offset by certain non-cash charges of approximately $3.4 million. Use of cash also included an increase in inventory of approximately $244,000. Sources of funds included an increase in accounts payable, accrued liabilities, and other assets and liabilities of $278,000, a reduction of accounts receivable of approximately $503,000, an increase of approximately $669,000 in advance payments from customers as a result of the timing of invoices, as well as the deferral of revenue on contracts that contain multiple elements.

Cash Flows from Investing Activities

Cash flows from investing activities include $12 million in net redemptions of marketable securities in our portfolio and $651,000 realized from the sale of farm land and other assets, which were partially offset by $572,000 used for purchases of capital equipment. We anticipate a reduced level of capital expenditures company-wide in 2005 as compared to 2004.

We have entered into transactions with related parties in the normal course of business. The terms of these transactions are considered to be at arm’s length.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 8 of this Form 10-Q as well as in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2004 Form 10-K. We have reviewed the commitments and contingencies at October 2, 2005 and noted that there were no material changes or additions.

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

PART II.    OTHER INFORMATION

ITEM 6—EXHIBITS

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

10.1	First Amendment to Lease Agreement, dated October 1, 2005, by and between NDNE 9/90 Corporate Center LLC and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 4, 2005	GTC BIOTHERAPEUTICS, INC.

By:	/s/ John B. Green

John B. Green
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

10.1	First Amendment to Lease Agreement, dated October 1, 2005, by and between NDNE 9/90 Corporate Center LLC and the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.