Form 10-K
period 2006-01-01
GTC BIOTHERAPEUTICS INC
filed 2006-03-15
CIK 904973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

(Title of each class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☐                  Accelerated filer   ☒                  Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 3, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $103,707,865, based on the closing sale price of the Registrant’s Common Stock as reported on the NASDAQ National Market.

Number of shares of the Registrant’s Common Stock outstanding as of March 1, 2006: 60,646,058

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2006 are incorporated by reference into Part III of this Form 10-K.

GTC Biotherapeutics, Inc.

Form 10-K

For the Fiscal Year Ended January 1, 2006

PART I

In this Annual Report on Form 10-K, the words “we”, “our”, “ours” and “us” refer only to GTC Biotherapeutics, Inc., its wholly-owned subsidiaries and its joint venture. Unless indicated otherwise, references to the years 2005, 2004 and 2003 refer to our fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

NOTES REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, regulatory review of our ATryn® product, our ability to enter into transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing of our internal products, competitive and technological advances and regulatory requirements, and those factors set forth in “Risk Factors” in Item 1A of this Form 10-K.

ITEM 1.	BUSINESS

Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. We are focusing our pipeline of internal programs on developing and producing therapeutic products for use in critical care, including recombinant forms of therapeutic proteins that are currently extracted from human blood plasma. Our lead product candidate is a recombinant form of human antithrombin known as ATryn®, which we are developing initially for indications involving hereditary antithrombin deficiency, or HD, and which we have recently partnered to develop in an acquired antithrombin deficiency indication. We are also developing a recombinant form of alpha-1 antitrypsin and a recombinant form of human albumin.

Using our transgenic technology we insert human protein-specific DNA into an animal to enable it to produce what is known as a recombinant form of the corresponding human protein in the animal’s milk. We then purify the protein from the milk to obtain the therapeutic product, which is typically administered by injection. We use this technology to focus on those potential therapeutic proteins that are difficult to express in traditional bioreactor-based technologies, or on those product candidates where production of commercial volumes using conventional methods requires significant capital investment for production capacity. Human plasma proteins that are used for therapeutics may have either or both of these characteristics. Our production technology enables the pursuit of clinical indications requiring large amounts of the therapeutic protein and the opportunity to create markets significantly greater than those supported today by plasma-derived proteins.

The following summarizes our three recombinant plasma proteins in development in our internal pipeline:

•	ATryn®: We have established a collaboration agreement with LEO Pharma A/S of Denmark for further development and commercialization of ATryn® in Europe, Canada, and the Middle East. We will be selecting an acquired antithrombin deficiency indication to develop in Europe with LEO by mid-2006. We anticipate LEO beginning an acquired deficiency Phase II clinical study late in 2006.

We have completed clinical trials in support of our Market Authorization Application, or MAA, for ATryn® for the hereditary anthithrombin deficiency indication in Europe, and we have initiated a further pivotal trial which we expect will form the basis for a Biologics License Application, or BLA, for this indication in the U.S. The Committee for Human Medicinal Products, or CHMP, of the European Medicines Agency, or EMEA, issued a negative opinion on ATryn® for sale and use in the hereditary deficiency indication. However, we do believe that we have formed a strong regulatory basis for our transgenic manufacturing platform in the EMEA review process. We have exercised our right to have our MAA re-examined. We expect a final determination on that re-examination by the end of June 2006.

•	rhAAT: We have developed goats which produce a recombinant form of human alpha-1 antitrypsin, or rhAAT. Hereditary deficiency of alpha-1 antitrypsin may lead to the onset of emphysema.

•	rhA: We have developed cattle that have produced recombinant human albumin, known as rhA, in their milk. Albumin sourced from the human blood supply is currently being used principally as a blood volume expander and also as a stabilizer or, an excipient of other biological formulations. Other sources of albumin, primarily from bovine plasma, have been used as part of the nutrient media used in cell culture systems. We have developed initial purification processes for our rhA that could be used for cell culture applications.

We believe that our transgenic approach is best able to offer well characterized supplies of recombinant forms of therapeutic human plasma proteins with easily scalable capacity. Existing supplies of non-recombinant plasma proteins are derived from the liquid portion of human blood, or plasma, and in many cases are currently available only in limited quantities. We believe that there will be new larger market indications for recombinant plasma proteins if we can develop them transgenically and provide ample supply. The therapeutic plasma protein market, excluding the products focused on the treatment of hepatitis, currently generates approximately $7 billion of sales annually. Our belief in the market value of recombinant forms of plasma proteins is based, in part, on the sales experience of recombinant forms of the blood clotting proteins known as factors VII, VIII, and IX. Unlike other plasma proteins, these recombinant clotting factors can be produced commercially in traditional technologies and have generated $3 billion of annual sales worldwide compared to the $1 billion of annual sales worldwide for plasma-sourced clotting factor products. Our transgenic technology may be able to replicate this experience in a number of other plasma proteins.

We have two additional internal development programs, an antibody to CD-137 licensed from the Mayo Clinic and a malaria vaccine developed under a program with the National Institute of Allergy and Infections Diseases, or NIAID

In addition to our internal programs, we have an external program with Merrimack Pharmaceuticals, Inc. for transgenic production and purification of Merrimack’s recombinant human alpha-fetoprotein, known as MM-093, a human plasma protein which has been difficult to express in traditional recombinant protein production systems. Merrimack has used our transgenically produced version of MM-093 in its Phase IIb human clinical studies for rheumatoid arthritis and Phase IIa clinical studies for psoriasis as it evaluates the compound and its requirements for further trials.

We are dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance operations until such time as product sales and royalties occur and we achieve positive cash flow from operations.

Internal Programs

Recombinant Human Antithrombin (ATryn®)

Antithrombin is a protein found in the plasma of human blood that has anticoagulant and anti-inflammatory properties. Antithrombin, as is typical of many plasma proteins, is difficult to express in economically viable quantities in traditional recombinant production systems. Scientists estimate that approximately 1 in 5,000 people has HD, which indicates that approximately 60,000 people in the U.S. and approximately 80,000 in Europe have HD.

We have completed clinical trials in support of our MAA for ATryn®, which was submitted to the EMEA in January 2004 and accepted for review. The review process included inspections of our production facilities at our farm and our purification processes. In February 2006, the CHMP issued a negative opinion on the market authorization application for the use of our ATryn® in patients with an hereditary deficiency of antithrombin. The CHMP, after excluding data from pregnant patients, determined that an insufficient number of surgical patients were enrolled to support approval. The CHMP also has concerns about sufficient immunologic data and the lack of clinical data from ATryn® produced with an additional filtration step. We have invoked the EMEA procedure for CHMP re-examination of the application for ATryn®. There can be no assurance that the CHMP will change its opinion as a result of the re-examination.

We have also begun a further clinical study in the HD indication as authorized by an amended Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA. We believe that the results from this further clinical study, together with the data package used in the European submittal, will form the basis for a BLA submission in the U.S. Our goal is to complete enrollment in this U.S. trial by the end of 2006. The results of this study will be compared with data collected from patients who have been treated previously with plasma-sourced antithrombin.

We have entered into a collaboration agreement with LEO for further development of ATryn® in Europe, Canada, and the Middle East. LEO is a vertically integrated private biopharmaceutical company based in Denmark. We will be working with LEO to select an acquired antithrombin deficiency indication in which to conduct additional clinical studies. Acquired antithrombin deficiency, also known as AD, resulting from an abnormal consumption or loss of antithrombin, occurs in a number of medical conditions. Examples of these conditions are burns, disseminated intravascular coagulation, sepsis and septic shock, heparin resistance, cardiopulmonary bypass surgery, trauma, acute liver failure, multiple organ failure, pre-eclampsia and bone marrow or organ transplantation. We believe this represents a significantly larger market opportunity than the HD indication.

In our collaboration with LEO we will continue to be responsible for the production of ATryn®. LEO will pay us a royalty on all commercial sales, as well as a transfer price that we believe will provide us a margin on our cost of production. LEO will pay us at cost for all product used in clinical studies and will be responsible for all other clinical study costs for approval in Europe. We will have the right to use all data generated from all studies up through the completion of Phase II trials in filings for territories outside of LEO’s territories of Europe, Canada, and the Middle East. We will be able to use the results of Phase III studies in filings we may choose to make outside the LEO territories if we participate in funding the Phase III studies that LEO conducts. We will also have the option of accessing the data of these studies after completion at a price to be determined.

LEO has also agreed to pay a total of up to $73 million in success-based milestone fees as follows:

•	$2 million non-refundable signing fee paid in 2005

•	$3 million to complete HD approval in Europe, comprised of:

•	$1 million for EMEA positive opinion

•	$2 million for European Commission MAA approval following a positive opinion

•	$35 million for achieving AD clinical study milestones

•	$3 million for regulatory approval in certain countries within the LEO territories outside of Europe

•	$30 million for achieving specified ATryn® sales milestones. We expect that to achieve the sales milestones we will have to obtain regulatory approval and market acceptance in at least one AD indication.

Our strategy is to leverage the availability of ATryn® with easily scalable capacity to support the development of additional clinical indications and the creation of markets significantly in excess of those supported by today’s plasma-sourced products. We also plan to seek approval for acquired deficiency indications in the U.S. If we obtain approval for an acquired deficiency indication in the U.S., we may seek a commercial partner to market and sell ATryn® in the U.S. in addition to further developing our own commercial capabilities.

In Japan, we plan to seek a development and commercialization partner, where additional clinical studies will be required. We have begun initial discussions with potential partners in Japan.

We estimate that the existing worldwide annual sales for plasma-sourced antithrombin is approximately $250 million, of which less than $10 million is sold in the U.S. due to its limited availability from a single supplier. If we develop ATryn® for expanded clinical indications we believe the product could have a worldwide annual market potential of $500 to $700 million.

We intend to focus on the development programs for ATryn® in Europe and the U.S. as a priority.

Recombinant Alpha-1 Antitrypsin (rhAAT)

We have begun development of a recombinant form of human alpha-1 antitrypsin, or rhAAT, which, like antithrombin, is a product that is currently sourced from fractionated human plasma. We believe that our rhAAT can provide a highly pure and unconstrained supply to the market.

Alpha-1 antitrypsin, or AAT, is currently used to treat the congenital deficiency of this protein which can lead to emphysema. AAT supplementation using pulmonary delivery has also been considered as a therapeutic approach in the treatment of cystic fibrosis and we believe that rhAAT may also have the potential as a treatment for acute respiratory distress syndrome, chronic obstructive pulmonary disease, and severe asthma. Similar to many other plasma proteins, AAT is difficult to express in traditional recombinant production systems in economically viable quantities.

We have developed goats that produce rhAAT in significant quantities. We have also developed a bench scale purification process and are in the process of defining the clinical and regulatory program for this product. The level and speed of development of this product will be dependent upon our financial resources. We entered into a licensing agreement for rights to the limited topical use of rhAAT in cosmetic applications for mitigating the effects of solar damage to the skin.

We estimate that plasma-sourced AAT products currently generate worldwide annual sales of approximately $250 million.

Recombinant Human Albumin (rhA)

Albumin is a plasma protein that is principally responsible for maintaining the osmotic pressure in the vascular system, as well as maintaining plasma volume and the balance of fluids in blood. It is critical to the transport of amino acids, fatty acids and hormones in the blood stream.

We are developing a recombinant form of human albumin, or rhA, in cattle. This product has potential uses such as:

•	a component of cell culture growth media - as part of in vitro fertilization as well as in bioreactor production systems.

•	an excipient to stabilize biological drug formulations – a non-active stabilizer for the active ingredient in biologic drug formulations.

•	a blood volume expander in clinical settings - in situations of blood loss and/or decreased blood albumin levels which can result from shock, serious burns, pre- and post-operative conditions, congestive heart failure and gastric, liver and intestinal malfunctions.

In addition to expressing the protein in the milk of cattle, we have developed purification processes for the cell culture application. We have produced development batches to enable us to carry out further evaluations of the product for potential customers. The timetable for further development is dependent upon our ability to attract marketing or strategic partners to provide additional funding, which we have not yet obtained.

Albumin is another example of a difficult-to-express plasma protein which is also required in large volumes. We estimate the total production volume to meet the needs of the excipient market is in the range of one to two metric tons per year. We estimate that about $150 million to $200 million of annual worldwide sales of plasma-derived albumin are for excipient and cell culture use.

Our rhA cattle were originally developed through funding provided by Fresenius AG and are currently maintained under a contract with TransOva Genetics in Iowa. The rhA program is now owned by a joint venture entity known as the Taurus Joint Venture, which we formed with Fresenius in 2002. We currently have approximately a 58.1% interest in the Taurus Joint Venture. The joint venture structure provides the flexibility to attract additional marketing or strategic partners that may also assist with the financing of the program. Ownership interests will be adjusted based on future levels of financial support provided by existing and new partners. Fresenius has not contributed new financing since the formation of the Taurus Joint Venture.

The Taurus Joint Venture will exist until terminated or dissolved in accordance with the terms of our agreement with Fresenius. Upon any liquidation, sale or other disposition of all or substantially all of the assets of the Taurus Joint Venture, and after the payment of debts and liabilities, expenses of liquidation and any reserves for unforeseen liabilities or in-kind distributions, the net proceeds would be applied and distributed first to Fresenius and then to us, according to our respective percentage interests. Each member would also have reversion rights to any intellectual property it contributed to the Taurus Joint Venture. We consolidate the Taurus Joint Venture on our financial statements for financial reporting purposes.

CD137 Antibody

We have developed animals that express an antibody to the CD137 receptor, also known as 4-1BB. This receptor is present on T-cells of the human immune system as well as some cancer cells. CD137 may have therapeutic value either through interacting with the immune system or in direct cell death. As a result we believe it has potential in multiple clinical applications including cancer and diseases of the immune system. We anticipate that the potential quantities of CD137 required for treatment could be very large. Our transgenic technology platform would be better positioned to economically develop this production capacity than what would be required in a traditional bioreactor based method

We have obtained rights to CD137 from the Mayo Clinic, including rights to any patents that may be issued under their patent applications. We have exercised our option for an exclusive license to these patents. The level and speed of development of this product will be dependent upon our financial resources.

Monoclonal Antibodies (MAbs) and Immunoglobulin (Ig) Fusion Proteins

Our strategy is to use our transgenic technology to develop monoclonal antibodies and immunoglobulin fusion proteins. Monoclonal antibodies, or MAbs, are proteins generated by an immune system that bind to a specific target. MAbs typically express at reasonable levels in traditional recombinant production systems, but are often required in large quantities due to their applications to chronic disease indications. Immunoglobulin, or Ig fusion proteins, which consist of a MAb fragment linked to a second protein fragment, may be difficult to express due to their complexity.

We have been granted several patents covering the production of MAbs in the milk of transgenic mammals, along with other transgenic process patents, which we believe establish a strong proprietary position in the field. This intellectual property position enables development and commercial production of MAbs without relying on patents normally associated with bioreactor based technologies. We believe that MAbs and Ig fusion proteins are well suited to our technological and commercial interests as both in-licensed programs for our pipeline and for our external portfolio of products.

Malaria Vaccine

We are developing a recombinant form of a malaria surface protein known as MSP-1 for use as an antigen in a malaria vaccine. This protein is normally expressed by the malaria parasite. Malaria is a disease that has an annual incidence of more than 300 million people worldwide and results in several million deaths annually, primarily among children. We have been working with the National Institute of Allergy and Infectious Disease, or NIAID, an institute that is part of the National Institutes of Health, or NIH, and the Federal Malaria Vaccine Coordinating Committee to develop transgenic production of the MSP-1 protein as an antigen for a vaccine and to examine the options for commercializing the vaccine. The MSP-1 protein produced in the milk of transgenic mice successfully protected Aotus nancymai monkeys from a lethal challenge of malaria in a preclinical vaccine study conducted by and co-authored with the NIAID. MSP-1 is difficult to express in other recombinant systems, with those other systems producing it in very limited quantities or in forms that may not induce the necessary immune response. The NIAID had funded a contract for the development and production of clinical grade MSP-1 as a malaria vaccine. Due to current budgetary constraints at NIAID, no funding was committed for the malaria program beyond mid-August 2005 and it is uncertain if funding will be reinstated. We have developed potential founder animals, which are animals that have the appropriate genetic profile and are the potential start of a herd of transgenic animals capable of producing the desired therapeutic protein and we were in the process of evaluating the milking characteristics of these animals. The budget and activities for this program have been reduced until the NIAID resumes funding or we establish new funding sources.

External Program Portfolio

We believe the advantages to external partners of using our transgenic production technology include enabling the development of proteins that are difficult to produce in traditional recombinant production systems, requiring significantly lower capital investment, assuring lower cost of goods, and providing for flexibility in capacity expansion. To date we have typically developed a transgenically produced version of an external partner’s protein on a service contract basis. We are in the process of transitioning that model into a portfolio of programs where we obtain benefits beyond the margin of a service contract, such as fees for successful downstream partnering with third parties, royalties, or some other relationship with the partner beyond fees or milestones collected for development of the production platform.

Our program with Merrimack is for MM-093, a recombinant form of human alpha-fetoprotein, or rhAFP. Alpha-fetoprotein is a human plasma protein normally produced during pregnancy and, therefore, is not commercially available from fractionation of the human plasma supply. MM-093 has been difficult to express in traditional recombinant systems. We have developed goats for Merrimack that express this protein in their milk and we have successfully produced MM-093 for Merrimack’s clinical trial. Assuming that MM-093 is found to be safe and efficacious in the clinical program, we expect to earn additional revenue totaling several million dollars for production of MM-093 to supply the clinical trials, as well as additional revenues for further production if Merrimack commercializes our transgenically produced version of MM-093. We also own $1.25 million of Merrimack preferred stock that was issued in conjunction with Merrimack’s December 2003 financing.

We have also successfully demonstrated transgenenic production of other compounds with multiple external partners, including two MAb programs with Centocor, one of which was a transgenically produced form of Remicade®, two MAb programs with Elan Pharmaceuticals that included one for Tysabri®, two MAb programs with Abbott that included one for Humira®, and two MAb programs with Bristol Myers Squibb. These programs did not move forward into commercial production because we had not yet obtained regulatory approval for our transgenic technology by the time our partners had to make decisions for clinical or commercial production of their compounds.

Transgenic Technology

Overview

Our transgenic technology capabilities include the molecular biology expertise and intellectual property to generate transgenic animals, primarily goats and, in some cases, cattle, that express a specific recombinant protein in their milk. We can also perform downstream purification for use in clinical studies. We also have quality systems and regulatory, clinical development, and information technology infrastructure necessary to bring therapeutic protein products through clinical trials to commercial scale.

Our technology is well suited to large volume applications, particularly 100 kilograms or more per year, in comparison to traditional recombinant protein production systems. These advantages include significantly reduced capital expenditures, greater flexibility in capacity expansion and lower unit production costs. In the case of certain complex proteins that do not express well in traditional systems, transgenic production may represent the only technologically and economically feasible method of commercial production. Many human plasma proteins, as well as some Ig fusion proteins, are examples of recombinant proteins that may not express at economically viable levels in traditional systems.

We have established an operating infrastructure in goat husbandry, breeding, milking and downstream purification. These operations occur at our biopharmaceutical production facilities in central Massachusetts, where we have approximately 1,200 goats, and at our facilities in Framingham, Massachusetts. Goat husbandry includes veterinary care with a clinic and medicinal supplies, all established within the farm’s biosecurity program. The biosecurity program includes barriers to provide separation of the animals from contact with wildlife, separation from people, and quality control monitored feed. Milking is typically performed using modern milking and processing equipment. Clarification to the intermediate bulk material is typically performed using tangential flow filtration equipment that removes much of the fats and casein from the milk. Manufacturing to clinical grade purity under standards of good manufacturing practice occur either in our facilities, the facilities of our partners, or in contracted facilities. We have also established capacity in our Framingham facilities for the purification of recombinant proteins suitable for clinical studies.

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

The original methodology we used to develop our transgenic animals is called microinjection. In microinjection, the desired DNA is inserted into a fertilized single cell embryo using a needle. In a number of our programs, including our lead program, ATryn®, we used microinjection for generation of the founder animal. We also use nuclear transfer technology in the development of transgenic animals. The first step in this technology involves the generation of a characterized cell line which has incorporated the specific DNA for expression of the target protein in milk. Individual cells from the cell line(s) are then fused to an animal’s ovum after removal of the ovum’s own DNA. Thus, the transgenic nucleus of the cell becomes the driver for further development of the embryo, which is then placed in a surrogate female animal. All animals that are born through this process are transgenic. Nuclear transfer may mitigate the impact of long gestation and maturation periods in cattle, by producing a larger number of transgenic animals in one generation.

Advantages of Transgenic Technology

We believe that our current and future partners will elect to employ transgenic technology for the production of recombinant proteins in cases where transgenic technology either uniquely enables development of proteins that are hard to express with traditional methods or offers economic and technological advantages over other production systems. These advantages, any one of which may be critical to the decision to proceed with a particular development project, include:

•	Technological Enablement. Transgenic technology offers the ability to produce certain biotherapeutics that cannot be made in a commercially feasible manner in any other system. Transgenic production systems have the capability to produce therapeutic proteins for large volume indications. In addition, we have achieved consistent expression rates with complex molecules, which may not be producible at commercial scale in cell culture systems. This accomplishment means that transgenics may be a viable production system for some complex proteins regardless of the volume required.

•	Lower Capital Investment. Developing a herd and providing appropriate production facilities can be accomplished with substantially lower investment than building a cell culture bioreactor facility.

•	Lower Cost of Goods. Economic factors unique to transgenic production may lower the ultimate cost of goods in most cases. The lower amortization of the initial capital investment, the lower cost of consumable materials and the high productivity of operations result in the cost of transgenically produced products, in most cases, being substantially lower than that of a cell culture derived product.

•	Flexible Production. Transgenic production offers the ability to match production capacity to the market demand, once the first appropriate animal is identified. If the product’s market is larger than originally planned, the incremental investment to breed additional animals and expand capacity is relatively small. In contrast, traditional bioreactor methods are hard assets with a generally fixed capacity. If a bioreactor product’s market will support sales significantly higher than the installed capacity can achieve, more bioreactor space needs to be built or acquired at unit costs similar to the original capital investment, with construction times of generally three to five years.

•	Patent Protection. Extended patent protection on the method of manufacture in the U.S.

Patents and Proprietary Rights

We currently hold 21 issued or allowed U.S. patents and 144 corresponding foreign patents. We have received a Notice of Allowance for our most significant U.S. patent application, with claim coverage for the production of therapeutic proteins in the mammary glands of transgenic mammals. We expect the patent to issue in the middle of 2006 with an expiration date of 2021. Our other patents generally expire between 2013 and 2015. In accordance with ongoing research and development efforts, we have 61 pending U.S. patent applications and 226 corresponding foreign applications covering relevant and newly developed portions of our transgenic technology. Several of these pending applications are included in various cross-licensing or out-licensing arrangements with other companies that in turn provide us access to their proprietary technologies. We have granted limited access to our technology to Pharming, BioProtein Technologies and PharmAthene, Inc. Recently issued U.S. patents provide us with claim coverage for protein purification from the milk of transgenic animals, the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals, the production of recombinant antithrombin in the milk of transgenic goats and the production of prolactin in the milk of transgenic animals.

In addition, we hold exclusive and non-exclusive licenses from Genzyme Corporation, Biogen-Idec, Inc., and other individuals and corporations to rights under a number of issued patents and patent applications in the U.S. and the corresponding cases abroad for a variety of technologies enabling the transgenic production of proteins in the milk of non-human animals. We hold licenses to 35 issued U.S. patents and 30 pending U.S. applications. On an international basis, we hold licenses to 64 issued patents and have 117 pending applications. Our in-licensed patents begin to expire in 2006. Our principal in-licensed intellectual property surrounding our microinjection technology expires at the end of 2006 after which no royalties or other payments are due to the licensor. However we will continue to have freedom to practice microinjection.

We have exclusive and nonexclusive licenses to specific technologies owned by other parties. We have also concluded an extensive cross-licensing arrangement with Pharming providing broad access to the transgenic cattle platform as well as some additional nuclear transfer technology. Our relationship with Advanced Cell Technologies, Inc., or ACT, focuses on intellectual property concerning cloning and nuclear transfer. Some of the licenses require us to pay royalties on sales of products which may be derived from or produced using the licensed technology. These licenses generally extend for the life of any applicable patent. We have signed an exclusive, worldwide licensing agreement with ACT that allows us to utilize ACT’s patented nuclear transfer technology for the development of therapeutic proteins in the milk of transgenic mammals. ACT has announced that the Board of Patent Appeals and Interferences of the U.S. Patent Office has entered a judgment in an interference proceeding in favor of a patent application of Geron Corporation against ACT on all counts as to the priority of ACT’s U.S. Patent No. 5,945,577, which we license from ACT. ACT has appealed that decision in a proceeding in U.S. District Court, during which proceeding we believe that we may continue to rely on the validity of the disputed patent. Until the final resolution of this dispute, the Geron application will not affect our freedom to operate with respect to the claims involved in the dispute. If the proceeding is ultimately resolved in favor of Geron, this could adversely affect our ability to conduct nuclear transfer after the date of such determination. While we have also licensed nuclear transfer technology from Pharming, we do not know at this time what impact, if any, this proceeding involving ACT may ultimately have on our ability to practice nuclear transfer for the production of animals expressing therapeutic proteins in their milk. Our principal product, ATryn®, does not utilize this technology.

We rely upon trade secrets, know how and continuing technological advances to develop and maintain our competitive position. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we generally require employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us.

Competition

Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. We experience significant competition from specialized biotechnology firms and large pharmaceutical companies in the U.S., Europe and elsewhere. Some of our competitors have substantially greater financial, marketing, research and development and human resources than us. Most large pharmaceutical and biotechnology companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. In addition to company and industry level competition, our internal programs face particular competitive challenges.

Competition for our lead product candidate ATryn® comes from a number of companies internationally producing and marketing human antithrombin sourced from the fractionation of human plasma. CSL Limited’s antithrombin has approximately a 40% share of this market worldwide, but is not approved in the U.S. Talecris BioTherapeutics is the only company that has commercially available fractionated antithrombin that is approved for sale in the U.S. Talecris’ U.S. sales represent less than 5% of the worldwide antithrombin market. There are a number of providers of plasma-derived antithrombin in Europe, including Octopharma, Grifols, Baxter International, Pfizer, Inc., CSL Limited, LFB and BioProducts Laboratory.

Arriva Pharmaceuticals, Inc. has developed technology for large-scale production of stable non-animal sourced recombinant proteins in Saccharomyces cerevisiae, or baker’s yeast. Arriva is working with Baxter International to develop a recombinant form of alpha-1 antitrypsin using this technology. Talecris has a significant market in the U.S. with its plasma sourced alpha-1 antitrypsin product, Prolastin®. There are a number of other providers of plasma sourced alpha-1 antitrypsin worldwide.

There are a number of companies worldwide that produce and market human serum albumin from the fractionation of human plasma. We estimate that Bayer and CSL Limited sales represent approximately 30% and 10% , respectively, of the worldwide market for human serum albumin. We are aware of two companies worldwide that are developing recombinant forms of human serum albumin derived from yeast cultures. One company, Aventis, is developing its recombinant albumin product for the excipient market. The other lead company is Mitsubishi Pharma Corporation which has been active in developing human albumin through genetic manipulation of Pichia pastoris, or yeast on a commercial scale for use in Japan and other parts of Asia.

In addition there are many companies, including biotechnology and pharmaceutical companies, which are actively engaged in seeking efficient methods of producing proteins for therapeutic or diagnostic applications. These include companies that are developing transgenic technology using various mammalian, plant and avian systems, as well as many companies that are building their own cell-culture-based production systems or other traditional protein production methods, and contract manufacturers who are using those systems to produce proteins for others. Pharming Group N.V. and BioProtein Technologies are other companies known to us that are extensively engaged in the application of transgenic technology in mammals for the production of proteins for therapeutic use in humans. Pharming, based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows and rabbits. Pharming reports that it has one product in clinical development that has completed Phase III studies in the United States. Pharming has also submitted a request to the FDA to recognize their lactoferrin product as generally regarded as safe for nutritional applications. BioProtien Technologies is a contract manufacturing organization specializing in the production of human therapeutic proteins and vaccines in the milk of transgenic rabbits also under a technology license agreement. The companies developing transgenic technology in animals and in plants may be competitive with our technology with respect to their patents and proprietary rights.

Government Regulation

The manufacturing and marketing of our potential products and certain areas of research related to them are subject to regulation by federal and state governmental authorities in the U.S., including the United States Food and Drug Administration, or FDA, the U.S. Department of Agriculture and the Environmental Protection Agency. Comparable authorities are involved in other countries, including the EMEA in Europe.

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

Legal requirements for the investigation and commercialization of drug products and medical devices are set forth in the Federal Food, Drug and Cosmetic Act and regulations issued thereunder. While similar in many respects, legal requirements for the development and licensure of biological products, including transgenic products, are set forth in the Public Health Service Act, or PHSA, and regulations issued under that statute. As with drug products, these regulations require FDA approval prior to marketing. This approval is based on the manufacturer’s demonstration that the product is safe and effective for its labeled or indicated uses. The demonstration of safety and effectiveness, is subject to a thorough review by FDA and consists of both preclinical laboratory and animal studies, which must demonstrate that the drug or biological product is sufficiently safe to be tested in humans, and extensive human clinical trials, which establish the product’s safety and effectiveness in humans at the doses it will be administered and for the uses for which it will be labeled and marketed. This testing is both lengthy and expensive, and its outcome is frequently problematic. In general, following testing in animals to establish that the drug is sufficiently safe for human testing, manufacturers apply for permission to study the drug in humans through the filing of an Investigational New Drug, or IND, application which contains both the results of the animal testing as well as the plan or protocol for testing the drug in humans. Testing in humans usually encompasses three phases (I, II and III). Phase I studies, frequently conducted in healthy subjects, establish preliminary safety and kinetics in humans; phase II studies are usually controlled and provide preliminary findings of efficacy and information on side effects, while phase III studies consist of much larger controlled trials and are used to establish the necessary proof of effectiveness to support marketing. All testing in humans is subject to FDA oversight, and may be suspended or delayed if the agency determines that subjects may experience any unanticipated or unreasonable risks.

Following a manufacturer’s conclusion of the testing paradigm, the details of which may differ depending on the type of drug, the medical need for it, and the seriousness of the condition it is intended to treat, the data are compiled by the manufacturer into either a New Drug Application, or NDA, for new drugs, or a Biological License Application or BLA for biological products, including transgenic products, and submitted to the FDA for review. In addition, manufacturers are required to also include extensive data regarding the composition and manufacture of the product to assure its purity, potency and quality. The FDA may request additional information or data from the manufacturer, and following its review will either approve or disapprove the application. As part of a decision to approve the drug, the FDA will approve product labeling product setting forth the use or uses which have been shown to be safe and effective, summaries of the clinical studies, dosing information, and extensive information presented hierarchically about potential risks. It may also require further testing as a condition of approval (referred to as phase IV) as well as inform the manufacturer of certain limitations it believes are appropriate for product promotion. The approval process is comparable in Western Europe and other modern countries, such as Japan, with respect for the need for both safety and effectiveness to be demonstrated through rigorous clinical trials.

Following marketing approval, the FDA continues to regulate drug and biological products extensively. Manufacturers are required to supply the agency with reports of all adverse events submitted to them, to report product defects, to submit to routine factory inspections, and to notify the agency of any planned product changes, many of which may also require prior approval. The failure to meet continuing regulatory requirements can result in administrative and legal sanctions, such as products recalls, requests to issue new information to medical practitioners, and in severe cases, product withdrawals, seizures, injunctions, and criminal prosecutions. All marketing is also subject to continuing FDA monitoring which, if found violative, may result in demands for corrective measures as well as potential imposition of the same sanctions. More recently, pharmaceutical marketing violations by several companies have been subject to extensive and serious sanctions for violations of the FDCA, the Medicare/Medicaid anti-kickback legislation and the False Claims Act by the federal and various state attorneys general and the Health and Human Services Office of Inspector General, including the imposition of both civil and criminal fines, the application of corporate integrity agreements, and in the most serious cases, potential disqualification from providing product to the agencies of the federal government.

Research and Development Costs

During 2005, 2004 and 2003, we incurred, $21.1 million, $20 million and $18.3 million, respectively, of development expenses related to internal programs. Of the total spent on research and development, $12.6 million, $11.4 million and $8.7 million, was spent on the ATryn® development program in fiscal years 2005, 2004 and 2003, respectively. These costs include labor, materials, supplies and overhead, as well as certain subcontracted research projects. Also included are the costs of operating the transgenic production facility such as feed and bedding, veterinary costs and utilities. We also incurred development costs related to our collaborations which are included in cost of revenue. These costs totaled $4.3 million, $6.1 million and $11.1 million in 2005, 2004 and 2003 respectively.

Employees

As of January 1, 2006, we employed 137 people, including 7 part-time and temporary employees. Of our total employees, 75 were engaged in farm operations, clarification processes, quality assurance and control, 26 were engaged in research and development and 36 were engaged in administration, business development and marketing. Of our employees, approximately 11 have Ph.D. degrees and 3 have D.V.M. degrees. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

Executive Officers

Our executive officers and their respective ages and positions as of March 1, 2006 are as follows:

Name	Age	Position
Geoffrey F. Cox, Ph.D.	62	Chairman of the Board, President and Chief Executive Officer
John B. Green	51	Senior Vice President, Chief Financial Officer and Treasurer
Gregory F. Liposky	51	Senior Vice President, Operations
Harry M. Meade, Ph.D.	59	Senior Vice President, Research and Development
Daniel S. Woloshen	58	Senior Vice President and General Counsel

Dr. Cox was appointed Chairman of the Board, President and Chief Executive Officer in July 2001. From 1997 to 2001, Dr. Cox was Chairman and Chief Executive Officer of Aronex Pharmaceuticals, Inc., a biotechnology company. From 1984 to 1997, Dr. Cox was employed by Genzyme Corporation, where he most recently served as Executive Vice President, responsible for operations and the pharmaceutical, diagnostic and genetics business units. Prior to joining Genzyme, Dr. Cox was General Manager of the UK manufacturing operations for Gist-Brocades. Dr. Cox also serves as a Director for Nabi Biopharmaceuticals and serves on the Emerging Companies Section Governing Body and the Board of the Biotechnology Industry Organization.

Mr. Green was appointed Senior Vice President in May 2002, having previously served as Vice President since 1994. Mr. Green has also served as our Chief Financial Officer since December 1994 and Treasurer since August 1997. Prior to joining us, Mr. Green was Vice President and Assistant Treasurer of TSI Corporation from December 1989 until our acquisition of TSI in 1994.

Mr. Liposky was appointed Senior Vice President, Operations in May 2002, having previously served as Vice President, Operations since January 1999. Prior to joining us, Mr. Liposky served as Vice President, Contract Manufacturing for Creative Biomolecules, Inc. from 1992 through 1998 and Vice President, Bioprocessing and Operations and Projects Manager for Verax Corporation from 1987 to 1991.

Dr. Meade was appointed Senior Vice President of Research and Development in May 2002. From 1994 to 2002, Dr. Meade was our Vice President of Transgenics Research, having served as Research Director since May 1993. Prior to joining us, Dr. Meade was a Scientific Fellow at Genzyme, where he was responsible for directing the transgenic molecular biology program. From 1981 to March 1990, Dr. Meade was a Senior Scientist at Biogen, Inc., where he helped develop the technology used for protein production in milk and was a named inventor on the first issued patent covering the related protein production process.

Mr. Woloshen was appointed Senior Vice President and General Counsel in May 2002, having previously served as Vice President and General Counsel since August 1999. Prior to joining us, Mr. Woloshen served as Vice President and General Counsel of Philips Medical Systems North America from April 1989 to July 1999.

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

ITEM 1A.	RISK FACTORS

The following are certain factors that could affect our future results. They should be considered in connection with evaluating forward-looking statements made by us because these factors could cause actual outcomes and results to differ materially from the outcomes and results as expressed in those forward-looking statements.

RISKS RELATED TO OUR BUSINESS

We cannot market and sell our transgenically produced products in the United States or in other countries if we fail to obtain the necessary regulatory approvals.

Before we can sell any transgenically produced drug or biological products that we or our collaborators develop, we must receive regulatory approvals from federal, state and local governmental authorities, including the United States Food and Drug Administration, or FDA, and similar agencies in other countries, such as the European Medicines Agency, or EMEA, in Europe. To date, none of our transgenically produced compounds have been approved for sale in the United States or any foreign country. Moreover, to our knowledge, no therapeutic protein produced in the milk of a transgenic animal has been submitted to the FDA or, except for our submission of ATryn® to the EMEA, to any other regulatory agency for final regulatory approval. Obtaining required regulatory approvals for our transgenically produced products may take several years to complete and is expensive and uncertain. It is possible that the FDA or any other regulatory authority may not act quickly or favorably on our requests for approval or will require us to provide additional data that we do not currently anticipate. For example, the FDA may impose restrictions and demands on our clinical trials that require additional resources and result in longer delays than we anticipate. In addition, the FDA may require us to conduct further clinical trials and post-marketing testing and surveillance to monitor the effects of approved products. The FDA or other regulatory authorities may also place conditions on approval that could restrict the commercial applications of such products.

Failure to comply with extensive FDA or similar regulations may result in delay, suspension or cancellation of a trial or a regulatory authority’s refusal to accept test results. Regulatory authorities may have varying interpretations of our pre-clinical and clinical trial data, which could delay, limit or prevent regulatory approval or clearance. Because transgenically produced products represent novel therapeutic products, the process for regulatory approval is unproven. There may be additional delays in regulatory approval due to issues arising from the breeding of transgenic animals and the use of proteins derived from them. Any delays or difficulties in obtaining regulatory approval or clearance for transgenically produced products may:

•	adversely affect the marketing of any transgenically produced products we or our collaborators develop;

•	impose significant additional costs on us or our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain; and

•	limit our ability to receive royalties and generate revenue and profits.

If we do not receive regulatory approvals for our transgenically produced products in a timely manner, we will not be able to commercialize our products, or their commercialization may be limited or delayed and, therefore, our business and stock price will suffer.

Even if we receive regulatory approval for our transgenically produced products, the FDA or similar agencies in other countries may impose limitations on the indicated uses for which our products may be marketed. These limitations could reduce the size of the potential market for a product. Failure to comply with applicable FDA and other regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew our marketing applications and criminal prosecution.

Our MAA for ATryn® in the HD indication is currently subject to a re-examination process in Europe after the CHMP issued a negative opinion recommending against approval of ATryn® for commercial sale. If our application is not approved by EMEA upon re-examination, our MAA would terminate and the commercialization of ATryn® in Europe would likely be delayed until ATryn® is developed and approved for an acquired deficiency indication. There is no assurance that such development will ultimately be successful or that such approval will be obtained.

We filed an investigational new drug application, or IND, with the FDA in 2003 for clinical development of ATryn® in HD indication. In April 2005, we received authorization from the FDA to begin a further clinical trial of ATryn® under an amended version of our IND. If we are able to conduct this study successfully and on schedule, we currently anticipate filing a Biologics License Application for ATryn® for the HD indication in the United States in 2007. Delays in completing our current ATryn® trial or in obtaining FDA approval of ATryn® could cause substantial delays in the commercialization of ATryn® in the United States and adversely affect our business and stock price.

We expect to continue to incur significant operating losses for the next several years and we may never become profitable.

We have had operating losses since our inception, and we expect losses to continue for the next several years. From our inception in 1993 to January 1, 2006, we have incurred cumulative losses of approximately $209.8 million. These losses have resulted principally from the costs of our research and development activities. Our net losses for fiscal years ended, 2003, 2004 and 2005, have been $29.5 million, $29.5 million, and $30.1 million, respectively. We expect to continue incurring significant operating losses for at least the next several years. We may never receive material revenues from product sales or become profitable.

We will need additional capital to fund our operations, including research and development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our product programs successfully.

In order to develop and bring our transgenically produced products to market, we and our collaboration partners must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials. As of January 1, 2006, we had $26.4 million in cash and cash equivalents and $9.8 million in marketable securities, which were offset in part by our $20.3 million in current liabilities. We expect our current cash resources and milestone payments and manufacturing revenue including those from our agreement with LEO Pharma to be sufficient to fund operations to mid 2007. We will need additional capital to fund our operations, including our research and development, manufacturing and commercialization activities. If we do not have or cannot raise additional capital when needed, we would be forced to delay, scale back or eliminate one or more of our research and development programs.

Our drug development programs and the further development of ATryn® for approvals in the United States will require substantial additional cash to fund expenses that we will incur in connection with preclinical studies and clinical trials, regulatory review, manufacturing and sales and marketing efforts. Our cash requirements may vary materially from those now planned, depending upon the results of our research and development programs, competitive and technological advances, the terms of future collaborations, regulatory requirements and other factors. We expect we will need to obtain additional financing, through public or private sources, including debt or equity financing, in addition to any funding obtained through collaborative or other arrangements with corporate partners. Depending on the state of the capital markets, interest rates, our financial profile and other factors at that time, we may not be able to obtain adequate funds on acceptable terms when needed. If we raise capital through the sale of equity, or securities convertible into equity, existing shareholders’ proportionate ownership in us will be reduced. If we cannot obtain financing, we could be forced to delay, scale back or eliminate some of our research and development programs.

Our transgenically produced products other than ATryn® are at an early stage of development.

Developing products based on transgenic technology is subject to significant development risks. Each DNA construct is unique and it is possible that it might not be expressed in the transgenic animal’s milk at a level that is commercially viable. Purifying the recombinant protein out of the milk to use as a biotherapeutic may be too difficult to be commercially feasible. In addition, production of the recombinant protein may have negative effects on the health of either the mammary gland or more systematically on the animal as a whole. This would compromise the ability of the animal to produce the recombinant protein. Directing the mammary gland to produce additional proteins in the milk could negatively affect lactation, thereby shutting down milk production. The mammary gland may also modify a protein in such a manner that it is non-functional or harmful to human subjects. It is also possible that there may be disease agents present in goats or cows that would prevent the use of products derived from these animals. If an as yet unknown disease was identified that could not be effectively mitigated, government agencies may confiscate or destroy the animals, or prevent the utilization of their milk. Any of these governmental actions would prevent the use of the recombinant proteins.

To our knowledge, Pharming B.V. is the only other entity to have completed human clinical trials of a transgenically produced product, although Pharming has not filed for marketing authorization in the United States or Europe for any therapeutic protein produced in the milk of transgenic animals. Until we have completed our current pivotal trial and submitted a Biologics License Application, or BLA, to the FDA for ATryn®, or our MAA for ATryn® is approved upon successful re-examination in Europe, we will not have confirmation that our ATryn® trials are sufficient for approval in the United States or Europe. If we are unable to complete all clinical trials that may be required by the FDA or EMEA, or if any of our other transgenically produced proteins in development are not proved to be safe or effective to the satisfaction of regulatory authorities, it would have a material adverse effect on our business and operations. In addition, it is possible that research and discoveries by others could render our transgenic technology obsolete or noncompetitive as a method of production for protein-based therapeutic products.

We depend on collaboration agreements for our current revenue.

Our revenues and business strategy depend largely on our entering into additional development and marketing agreements with third parties as well as existing agreements for our own therapeutic compounds. We may not be able to establish these agreements on commercially acceptable terms, if at all, depending on the market position of our technology and our compounds. The willingness of potential collaborators to enter into agreements with us depends on factors such as the perceived technological or economic advantages of transgenic production and our ability to structure a mutually acceptable collaboration arrangement. For existing and future development agreements, the collaborations may ultimately be unsuccessful, our partners could terminate the agreements or the agreements could expire before meaningful developmental milestones are reached. Depending upon the terms of any future collaborations, our role in the collaboration will often be limited to the production aspects of the proteins. As a result, we may also be dependent on collaborators for other aspects of the development of any transgenically produced product, including preclinical and clinical testing and regulatory approval, and marketing and distribution.

The majority of our collaborations to date have been external programs that involve proteins proprietary to our partners. Much of the continuing revenue, if any, that we may receive under these collaborations will depend upon our partners’ willingness and ability to successfully develop and commercially introduce, market and sell the version of the collaborator’s product derived from our transgenic production systems. Our partners may choose competitive production technologies or competitive products outside of their collaborations with us, which could have a material adverse effect on our business. The failure of any significant number of these external collaborations could have a material adverse effect on our business.

If clinical trials of any of our transgenically produced products are unsuccessful or delayed, we would be unable to meet our anticipated development timeline, which could cause our stock price to decline.

We and our collaborators must demonstrate through preclinical and clinical trials that our transgenically produced products are safe and effective for use in humans. Clinical trials are expensive and may take several years. Several factors could prevent or delay completion of these trials, including an inability to enroll the required number of patients or demonstrate adequately the safety or efficacy of the product for humans. If safety concerns develop, regulatory authorities could stop or delay our trials. Furthermore, the results from early clinical trials are often not predictive of results in later clinical trials.

Any transgenically produced products for which we obtain regulatory approval will be subject to continuing review and extensive regulatory requirements, which could affect their manufacture and marketing.

If and when the FDA or other foreign agencies approve any of our transgenically produced products under development, the manufacture and marketing of these products will be subject to continuing regulation and product approvals may be withdrawn if problems occur after initial approval. Post-approval regulation includes compliance with current Quality Systems Regulations and Good Manufacturing Practices, known as QSR/GMP, adverse event reporting requirements and prohibitions on promoting a product for unapproved uses. We will also be required to obtain additional approvals for any significant alterations in the product’s labeling or manufacturing process. Enforcement actions resulting from failure to comply with QSR/GMP requirements could result in fines, suspensions of approvals, recalls of products, operating restrictions and criminal prosecutions, and affect the manufacture and marketing of our transgenically produced products. The FDA or other regulatory agencies could withdraw a previously approved product from the market upon receipt of newly discovered information, including a failure to comply with regulatory requirements and the occurrence of unanticipated problems with products following approval. Any of these withdrawals could adversely affect our operating results.

We have limited manufacturing capability and may rely on third party contract manufacturers to purify and formulate our transgenically produced products.

We have the capability to purify pre-clinical and clinical trial quantities of our transgenically produced products. Our current capacity allows us to purify products for clinical trials, up to and including Phase II. We also rely upon third party manufacturers to purify and formulate significant pre-clinical, clinical and commercial quantities of our transgenically produced products. We will depend on these third party manufacturers to perform their obligations in a timely manner and in accordance with applicable government regulations in order to conduct our clinical trials or commercialize any of our products. In addition, there are very few third party manufacturers that have sufficient production capacity to manufacture all of our products either for our clinical trials or on a commercial scale. Our third party manufacturers may encounter difficulties, including problems involving:

•	inconsistent production yields;

•	poor quality control and assurance or inadequate process controls;

•	lack of compliance with FDA, EMEA and other regulations; and

•	high production costs.

These contract manufacturers may not be able to manufacture our products at a cost or in quantities necessary to make them commercially viable. If we are unable to enter into agreements with additional manufacturers on commercially reasonable terms, or if there is poor performance on the part of our third party manufacturers, we may not be able to complete development of, or market, our transgenically produced products.

We have contracts with Cambrex Bio Science Hopkinton for large scale purification and with Medimmune (Holland) for fill/finish services of our lead product, ATryn®. Both contracts have a five-year, renewable term, which will expire in 2007 if not renewed. Although we have identified possible alternative suppliers with respect to these services for this product, interruptions in these services and the process of changing to an alternative manufacturer could have a material adverse effect on our timely ability to manufacture bulk delivery of ATryn® for delivery to our collaborators or to market distribution after regulatory approval.

Transgenically produced products may never become commercially successful.

Even if our transgenically produced products are successfully developed and approved by the FDA and foreign regulatory agencies, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

•	limited market acceptance among patients, physicians, medical centers and third party payors;

•	our inability to access a sales force capable of marketing the product, either through a third party contract sales force or by establishing our own internal sales force;

•	our inability to supply a sufficient amount of product to meet market demand;

•	the number and relative efficacy of competitive products that may subsequently enter the market; and

•	for a transgenically produced product designed to replace or supplement currently marketed non-transgenically produced products, the relative risk-benefit profile and cost-effectiveness of the transgenically produced product.

In addition, it is possible that we or our collaborative partners will be unsuccessful in developing, marketing or implementing a commercialization strategy for any transgenically produced products.

Our business may fail due to intense competition in our industry.

The industry in which we operate is highly competitive and may become even more so. Some of our competitors have greater financial and human resources and more experience in research and development than we have. We will need to continue to devote substantial efforts and expense in research and development to maintain a competitive position for our transgenic production technology and potential product offerings. It is also possible that others will develop alternative technologies or products that will render our proposed products or technologies obsolete. We may encounter significant competition for our protein development and production capabilities from other companies. In addition, our potential transgenic production capabilities may face significant competition from biological products manufactured in cell culture or by other traditional protein production methods. Our business will also compete against other companies whose business is dedicated to offering transgenic production and with prospective customers or collaborators who decide to pursue such transgenic production internally. Competitors that complete clinical trials, obtain regulatory approvals and begin commercial sales of their products before us will enjoy a significant competitive advantage. We anticipate that we will face increased competition in the future as new companies enter the market and alternative technologies become available.

For ATryn®, a number of companies internationally produce and market antithrombin from the fractionation of human plasma. CSL has approximately a 40% share of this market worldwide, but is not approved for sale in the U.S. Talecris Biotherapeutics, which purchased Bayer’s plasma business, is the only company that has commercially available fractionated antithrombin material that is approved for sale in the U.S., which sales represent only about 1% of the worldwide market. The European market is served by multiple products, none of which is approved throughout the European Union. These products are fractionated from human plasma by Octapharma, CSL Limited, Grifols, Kedrian, Baxter International, LFB and BioProducts Laboratory.

Like antithrombin, alpha-1 antitrypsin is sold today as a result of fractionation of human plasma. Talecris has a significant presence in the U.S. with a product called Prolastin®. This product is approved for chronic use in patients with a genetic deficiency of alpha-1 antitrypsin who are prone to pulmonary disorders such as emphasyma.

There are a number of companies worldwide that produce and market human serum albumin from the fractionation of human plasma, including Talecris BioTherapeutics, CSL Limited and Baxter International. We are aware of two companies worldwide that are developing recombinant forms of human serum albumin derived from yeast cultures. One company, Aventis, is developing its recombinant albumin product for the excipient market. The other lead company is Mitsubishi Pharma Corporation which has been active in developing human albumin through genetic manipulation of Pichia pastoris, or yeast, on a commercial scale for use in Japan and other parts of Asia. To the extent that a market develops for transgenic production of therapeutic compounds generally, similar to the market for cell-based production of therapeutic compounds, we may be in competition with other transgenic technology companies. Pharming Group N.V. and BioProtein Technologies are other companies known to us that are extensively engaged in the application of transgenic technology in mammals for the production of proteins for therapeutic use in humans. Pharming, based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows and rabbits. Pharming reports that it has one product in clinical development that has completed Phase III studies in the United States. Pharming has also submitted a request to the FDA to recognize their lactoferrin product as generally regarded as safe for nutritional applications. BioProtein Technologies is a contract manufacturing organization specializing in the production of human therapeutic proteins and vaccines in the milk of transgenic rabbits also under a technology license agreement. There are also other companies seeking to develop transgenic technology in animals and in plants, which may be competitive with our technology with respect to our patents and proprietary rights as discussed further below.

We may face public concerns about genetic engineering in animals.

Our activities involve genetic engineering in animals. The success of our potential commercial products will depend in part on public acceptance of the use of genetic engineering. Public attitudes may be influenced by claims that these types of activities are unsafe and our products may not gain the acceptance of the public or the medical community. Negative public reaction to genetic engineering activities in general could result in greater restrictive legislation and regulations involving nuclear transfer and other methodologies which could impede our ability to conduct our business efficiently, delay preclinical studies or future clinical trials, or prevent us or our partners from obtaining regulatory approvals or commercializing transgenically produced products.

We depend on patents and proprietary rights that may fail to protect our business.

Our success will partly depend on our ability to obtain and maintain patent or other proprietary protection for our technologies, products and processes such as:

•	compositions of matter or processes;

•	processes developed by our employees; or

•	uses of compositions of matter discovered through our technology.

We may not be able to obtain the necessary proprietary protection. Our success will also depend on our ability to operate without infringing the proprietary rights of other parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology company is susceptible to uncertainty and involves complex legal and factual questions.

We hold 21 issued or allowed U.S. patents and 144 corresponding foreign patents. Our patents generally expire between 2013 and 2015, with the exception being the recent allowance in the United States of a patent which, after issuance would expire in 2021. This patent provides us with claim coverage for the production of therapeutic proteins in the mammary glands of transgenic mammals and is expected to issue by the middle of 2006. One in-licensed European patent, pertaining to transgenic animals secreting proteins in milk, expires in 2006. In accordance with ongoing research and development efforts, we have 61 pending U.S. patent applications and 226 corresponding foreign applications covering relevant and newly developed portions of our transgenic technology. Several of these pending applications are included in various cross-licensing or out-licensing arrangements with other companies that in turn provide access to their proprietary technologies. Specifically we have cross-licensed our proprietary technology for the production of proteins in milk to Pharming B.V. Other technologies for which we hold existing patents include: protein purification from the milk of transgenic animals, the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals, the production of recombinant antithrombin in the milk of transgenic goats and one covering the production of Prolactin in the milk of transgenic animals. We cannot be certain that we will receive issued patents based on pending or future applications. Our issued patents may not contain claims sufficiently broad to protect us against competitors with similar technology. Additionally, our patents, our partners’ patents and patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under patents may not provide us with any competitive advantage.

We may have to initiate arbitration or litigation to enforce our patent and license rights. If our competitors file patent applications that claim technology also claimed by us, we may have to participate in interference or opposition proceedings to determine the priority of invention. An adverse outcome could subject us to significant liabilities to third parties and require us to cease using the technology or to license the disputed rights from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of any pending patent or related litigation could have a material adverse effect on our ability to compete in the marketplace. Advanced Cell Technologies, Inc., or ACT, has announced that the Board of Patent Appeals and Interferences of the U.S. Patent Office has entered a judgment in an interference proceeding in favor of a patent application of Geron Corporation against ACT on all counts as to the priority of ACT’s U.S. Patent No. 5,945,577, which we license from ACT. ACT has appealed that decision in a proceeding in U.S. District Court, during which proceeding we believe that we may continue to rely on the validity of the disputed patent. Until the final resolution of this dispute, the Geron application will not affect our freedom to operate with respect to the claims involved in the dispute. If the proceeding is ultimately resolved in favor of Geron, this could adversely affect our ability to conduct nuclear transfer after the date of such determination. While we have also licensed certain nuclear transfer technology from Pharming and Tufts University, we do not know at this time what impact, if any, this proceeding involving ACT may ultimately have on our ability to practice nuclear transfer for the production of animals expressing therapeutic proteins in their milk. Neither ATryn®, our principal product, nor rhAAT have been produced using nuclear transfer technology.

We rely on certain proprietary trade secrets and know-how that are not patentable. We have taken measures to protect our unpatented trade secrets and know-how, including having our employees, consultants and some contractors execute confidentiality agreements. These agreements could be breached. If so, it is possible that our remedies for a given breach might be inadequate. It is also possible that competitors emerge who could independently develop or discover our trade secrets or that the trade secrets could otherwise become known.

Recovery from any catastrophic event may not be adequate.

While we have measures in place to minimize and recover from catastrophic events that may substantially destroy our animal herd(s), these measures may not be adequate to recover our production processes quickly enough to support critical timelines, collaborator needs or market demands. These catastrophic events may include animal diseases that breach our biosecurity measures or weather events such as tornadoes, earthquakes or fires. In addition, these catastrophic events may render some or all of the products at the affected facilities unusable.

Successful commercialization of our products will depend on obtaining coverage and reimbursement for use of the products from third-party payors.

Sales of pharmaceutical products depend largely on the reimbursement of patients’ medical expenses by government health care programs and private health insurers. It is possible that third party payors will not reimburse sales of our transgenically produced products. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. Reimbursement in the United States or foreign countries may not be available or maintained for any of our products. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our or our partners’ investment in product development. Any limits on reimbursement available from third party payors may reduce the demand for, or negatively affect the price of, our or our partners’ products. Without the financial support of the government or third party insurers, the market for transgenically produced products will be limited.

The U.S. federal government and private insurers are continually working on ways to contain health care costs, particularly by limiting both coverage and the level of reimbursement for new therapeutic products. The government or private insurers may institute future price controls and other cost-containment measures on Medicare, Medicaid and other health care insurance spending. These controls and limits could affect the payments we collect from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of levels of patient treatment, and other countries requiring application for, and approval of, government or third party reimbursement. Even if we or our partners succeed in bringing transgenically produced products to market, uncertainties regarding future health care policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

Our ability to negotiate with potential marketing partners may be limited.

If we choose to commercialize ATryn® with an additional marketing partner outside of Asia, Genzyme Corporation has an exclusive first right of negotiation for commercialization rights. This right is triggered on an indication-by-indication basis at such time as we apply for marketing approval with a regulatory authority. This right does not apply if we have already entered into a collaboration or other agreement with a prospective research, development and marketing partner prior to such regulatory submission. For example, the right also does not apply to commercialization rights in Europe, Canada or the Middle East for any indication because those rights are subject to our licensing and supply agreement entered into with LEO Pharma in October 2005.

The manufacture and sale of our products may expose us to product liability claims for which we could have substantial liability.

We face an inherent risk of product liability exposure related to testing of our transgenically produced products in human clinical trials and will face even greater risks when we commercialize our products. An individual may bring a product liability claim against us if one of our products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use, even if the product involved is granted regulatory authorization for commercial sale. We do not maintain product liability insurance, although we do have product liability insurance in place for the clinical trials conducted to support our Marketing Authorization Application for filing with the EMEA for our ATryn® program under an insurance policy arrangement with Genzyme Corporation and we have obtained product liability coverage for the clinical trials to be conducted to support a filing for marketing approval of ATryn® with the FDA through our own policies. It is possible that our insurance coverage will not be sufficient to cover any claim. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms or at all;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications; and

•	the diversion of management’s attention from managing our business.

Qualified managerial and scientific personnel are scarce in our industry.

We are highly dependent on the principal members of our scientific and management staff. Our success will depend in part on our ability to identify, attract and retain qualified managerial and scientific personnel. There is intense competition for qualified personnel in our industry. We may not be able to continue to attract and retain personnel with the advanced technical qualifications or managerial expertise necessary for the development of our business. If we fail to attract and retain key personnel, it could have a material adverse effect on our business, financial condition and results of operations. We have employment agreements with our executive officers, but these agreements do not guarantee that they will remain employed with us in the future. If we lose an executive officer, or a significant number of our staff, or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes may be delayed or impaired. We do not carry key man insurance.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal controls over financial reporting. Among other things, we must perform systems and process evaluation and testing. We must also conduct an assessment of our internal controls to allow management to report on, and our independent registered public accounting firm to audit, our assessment of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. These requirements were effective for the first time for 2004. In connection with our Section 404 compliance efforts, we have incurred or expended, and expect to continue to incur or expend, substantial accounting and other expenses and significant management time and resources. Any subsequent assessment by us or our independent registered public accounting firm may reveal significant deficiencies or material weaknesses in our internal controls, which may need to be disclosed in subsequent periodic reports filed with the Securities and Exchange Commission, or SEC and could result in a restatement of previously issued financial information. Disclosures of this type could cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

RISKS RELATED TO OUR COMMON STOCK

We have obligations to issue shares of common stock in the future that will dilute your ownership interest and may adversely affect our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could adversely affect our common stock’s market price. As of January 1, 2006, there were 60,647,874 shares of our common stock outstanding. As of January 1, 2006, options to purchase an aggregate of 4,414,748 shares of common stock at varying exercise prices were outstanding; of this total, options to purchase 3,498,198 shares were immediately exercisable and these shares could be immediately resold into the public market. As of January 1, 2006, Genzyme held 4,924,919 shares of our common stock which could be sold into the public markets under Rule 144 of the Securities Act. Genzyme is also entitled to registration rights with respect to some of these shares. An additional 373,324 shares of our common stock, issuable to Genzyme upon exercise of outstanding warrants, are also entitled to registration rights, which could expedite the resale of such shares into the public market.

We also have outstanding warrants to purchase an aggregate of 6,823,668 shares of our common stock at exercise prices ranging from $2.05 to $8.75 per share, which were issued to investors in various prior financings.

The warrants to purchase an aggregate of 1,828,573 of these shares of our common stock, which we issued in our August 2005 private placement, (the “August 2005 Warrants”) had an initial exercise price of $2.68 per share. The exercise price of these warrants is subject to adjustment upon the issuance of any shares of our common stock or common stock equivalents at an exercise price lower than the then-effective exercise price per share (a “Dilutive Issuance”). Upon a Dilutive Issuance the exercise price of the unexercised portion of these warrants shall be reduced by multiplying the then-effective exercise price by a fraction, the numerator of which is the number of shares of common stock outstanding immediately prior to the Dilutive Issuance plus the number of shares of common stock which the aggregate consideration received or deemed to be received by the company in connection with the Dilutive Issuance would purchase at the exercise price, and the denominator of which is the number of shares of common stock and common stock equivalents issued and outstanding immediately following such Dilutive Issuance. Following the issuance of the shares and warrants offered in the December 2005 private placement, the exercise price of the August 2005 Warrants was reduced to $2.52 per share.

Our capital raising efforts may dilute shareholder interests.

If we raise additional capital by issuing equity securities, the issuance will result in a reduction of the percentage of ownership for our existing shareholders, a result commonly referred to as dilution. The extent of such dilution will vary based upon the amount of capital raised.

Our common stock may have a volatile public trading price and low trading volume.

Historically, the market price of our common stock has been highly volatile and the market for our common stock has experienced significant price and volume fluctuations, some of which are unrelated to our company’s operating performance. Since January 1, 2001, the trading price of our stock has fluctuated from a high of $15.50 to a low of $0.61. It is likely that the market price of our common stock will continue to fluctuate in the future. Factors which may have a significant adverse effect on our common stock’s market price include:

•	actual or potential clinical or regulatory events relating to our products or compounds under development;

•	other regulatory developments in Europe or the United States;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	an unexpected termination of one of our partnerships;

•	developments concerning our proprietary rights, including patent and litigation matters;

•	general market conditions; and

•	quarterly fluctuations in our cash position, revenues and other financial results.

The average daily trading volume of our common stock for the twelve-month period ending January 1, 2006 was approximately 313,000 shares.

Anti-takeover provisions in our charter and by-laws and Massachusetts law may result in management entrenchment and adversely affect our stock price.

Anti-takeover provisions in our charter, our by-laws and Massachusetts statutes could delay or make more difficult a merger, tender offer or proxy contest involving us. These provisions may delay or prevent a change of control without action by the shareholders, and may resist important changes shareholders seek to make if they are dissatisfied with the conduct of our management. Therefore, these provisions could result in the entrenchment of our management and adversely affect the price of our common stock.

Our charter grants authority to the board of directors to issue series of preferred stock with certain rights and privileges, including voting rights, as it deems appropriate. This authority may enable our board of directors to deter or delay a change in control despite a shift in stock ownership, as a result of an increase in the number of shares needed to gain voting control. This may have the effect of discouraging tender offers and proxy contests, and give management the power to reject certain transactions which might be desired by shareholders. This provision could also be deemed to benefit incumbent management to the extent it deters offers by persons who would wish to make changes in management or exercise control over management.

In addition, our by-laws may have the effect of preventing changes in our management because shareholders are required to give us written notice of any proposal or director nomination within a specified period of time before the annual meeting of shareholders, certain qualifications for a person to be elected to the board of directors must be established, and shareholders are prohibited from calling a special meeting of shareholders, unless the shareholder owns 90% of our outstanding voting stock.

Our shareholder rights plan is another anti-takeover device. It involves a distribution to our shareholders of certain rights to acquire shares of our capital stock in the event of an acquisition of a predetermined number of shares by an investor. The shareholder rights plan is designed to deter coercive takeover tactics and to encourage a party interested in acquiring the corporation to negotiate with the board of directors.

Certain Massachusetts corporate statutes provide anti-takeover protections. Our charter gives effect to a provision of Massachusetts law that places directors of publicly-held Massachusetts corporations into three classes of nearly equal sizes with staggered terms, thereby permitting only one-third of the board of directors to be elected at once. In addition, with certain exceptions, Massachusetts law prohibits a publicly-held Massachusetts corporation from engaging in a business combination transaction with an “interested stockholder” for a period of three years. An “interested stockholder” is a person who owns 5% or more of the outstanding voting stock of the corporation. Finally, our by-laws include a provision excluding us from the applicability of a Massachusetts statute that denies voting rights to any person acquiring 20% or more of the outstanding voting stock of a corporation, unless such voting rights are approved by a majority of the corporation’s disinterested shareholders. Our by-laws may be amended at any time to subject us to this statute prospectively.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in 12,468 square feet of office space in Framingham, Massachusetts under a lease which expires in September 2010. In 2002, we entered into a sublease for an additional 19,888 square feet of office and laboratory space at the Framingham location, which also expires in September 2010. Our research facility is located in approximately 4,100 square feet of laboratory, research and office space leased from Genzyme in Framingham, Massachusetts which automatically renews annually, on a year-to-year basis.

We own a 383-acre facility in central Massachusetts. This facility contains 106,793 square feet of production, laboratory and administrative space and currently houses more than 1,200 goats. We believe that our owned and leased facilities are adequate for significant further development of commercial transgenic products. In March 2005, we completed the sale of 135 acres of farm land located in eastern New York State.

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

During the fourth quarter of 2005, no matter was submitted to a vote of our security holders.

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

Our Common Stock commenced trading on the NASDAQ National Market System in 1993. The stock’s ticker symbol was changed to GTCB on June 3, 2002, in conjunction with changing our name to GTC Biotherapeutics, Inc. Quarterly high and low sales prices for the Common Stock as reported by the NASDAQ National Market are shown below:

	High	Low
2004:
1st Quarter (ended April 4)	$4.47	$1.98
2nd Quarter (ended July 4)	2.74	1.46
3rd Quarter (ended October 3)	2.19	1.52
4th Quarter (ended January 2)	1.86	1.27

2005:
1st Quarter (ended April 3)	$1.96	$0.91
2nd Quarter (ended July 3)	1.84	0.85
3rd Quarter (ended October 2)	2.39	0.99
4th Quarter (ended January 1)	2.04	1.16

On March 1, 2006, the closing price of our Common Stock was $1.12 per share as reported on the NASDAQ National Market.

As of March 1, 2006, we had approximately 870 shareholders of record.

We have never paid a cash dividend on our Common Stock and do not expect to do so for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below as of January 1, 2006 and January 2, 2005 and for each of the three fiscal years in the period ended January 1, 2006 are derived from our consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The selected financial data set forth below as of December 28, 2003, December 29, 2002 and December 30, 2001, and for the years ended December 29, 2002 and December 30, 2001 are derived from audited consolidated financial statements not included in this Report.

This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and our consolidated financial statements and related notes thereto under Item 8 of this Report.

SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
Statement of Operations Data:
Revenues:
Revenue	$4,152	$6,572	$9,640	$10,379	$12,152
Revenue from joint venture and related party	—	54	124	—	1,588

	4,152	6,626	9,764	10,379	13,740
Costs of revenue and operating expenses:
Cost of revenue	4,344	6,107	11,116	13,100	15,075
Research and development	21,145	20,002	18,277	11,869	7,353
Selling, general and administrative	8,428	9,710	10,688	11,319	11,078
Equity in loss of joint venture	—	—	—	—	4,078

	33,917	35,819	40,081	36,288	37,584

Operating loss from continuing operations	(29,765)	(29,193)	(30,317)	(25,909)	(23,844)
Other income and (expenses):
Interest income	547	312	1,103	2,028	3,478
Interest expense	(1,140)	(951)	(508)	(439)	(746)
Realized gain on sale of CRL* stock	—	—	—	—	2,320
Other income	246	339	185	—	—

Loss from continuing operations	(30,112)	(29,493)	(29,537)	(24,320)	(18,792)
Discontinued operations
Gain from sale of discontinued contract research operations	—	—	—	—	2,236

Net loss	$(30,112)	$(29,493)	$(29,537)	$(24,320)	$(16,556)

Net loss available to common shareholders per weighted average number of common shares (basic and diluted):
From continuing operations	$(0.62)	$(0.79)	$(1.00)	$(0.86)	$(0.63)
From discontinued contract research operations	—	—	—	$—	0.08

Net loss	$(0.62)	$(0.79)	$(1.00)	$(0.86)	$(0.55)

Weighted average number of shares outstanding (basic and diluted)	48,658,143	37,360,758	29,562,152	28,353,490	29,975,167
* Charles River Laboratories

	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$36,169	$22,281	$31,091	$57,349	$90,448
Working capital	18,601	10,639	23,967	47,682	74,458
Total assets	66,719	57,301	71,072	95,373	120,443
Long-term liabilities	7,025	9,336	12,582	12,823	80
Shareholders’ equity	36,709	33,653	48,161	68,772	101,950

There were no cash dividends paid to common shareholders for any period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. We are focused primarily on using our transgenic technology in our internal programs to develop and produce therapeutic products for use in critical care. Our lead product candidate is a recombinant form of human antithrombin known as ATryn®,, which is being developed for patients with hereditary or acquired antithrombin deficiency. After the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMEA, issued a negative opinion on ATryn® on February 23, 2006, we exercised our right to request re-examination of our Market Authorization Application, or MAA, for sale and use of ATryn® in patients with the hereditary deficiency undergoing high risk procedures. The CHMP is expected to complete the re-examination process by the end of June 2006.

We also use our transgenic technology in our external programs to produce therapeutic products for our partners. For our external programs, we enter licensing and development agreements with partners to use our transgenic technology to develop, produce and purify recombinant forms of therapeutic proteins. Historically, we have operated on a service contract basis, essentially receiving fees for the development of the production platform and production and purification of the proteins. We have begun structuring our agreements with our partners in our external programs so that we also receive payments based on future developments related to the proteins, such as downstream partnering with third parties and collection of royalties. Substantially all of our fiscal 2005 revenues came from our external programs.

We have operated at a net loss since our inception in 1993 and we used $19 million of cash in support of our operations in 2005. We are dependent upon funding from equity financings, partnering agreements in our external programs and short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations.

Our key value drivers include the following:

ATryn®

Our lead product candidate is a recombinant form of human antithrombin known as ATryn®. As described above, ATryn® is undergoing re-examination for market authorization in Europe following a negative opinion that was issued by the Committee for Medicinal Products for Human Use of the European Medicines Agency in February 2006. For the U.S., we have also begun a further clinical study in the HD indication as authorized by an amended Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA. We believe that the results from this further clinical study, together with the data submitted in the MAA, will provide the basis for approval to market ATryn® for HD in the U.S. Our goal is to complete enrollment in this U.S. clinical study in 2006. We believe that ATryn® presents a significant commercial opportunity if it can be expanded into additional indications that result from acquired deficiencies.

We have entered into a collaboration agreement with LEO Pharma A/S, or LEO, for further development of ATryn® in acquired antithrombin deficiency indications in Europe, Canada, and the Middle East. LEO is a vertically integrated private biopharmaceutical company based in Denmark. LEO will be responsible for the commercial launch activities for ATryn® in Europe once full approval is obtained from the European Commission. We will be working with LEO to select an acquired antithrombin deficiency indication in which to conduct additional clinical studies. Acquired antithrombin deficiency, also known as AD, resulting from an abnormal consumption or loss of antithrombin, occurs in a number of trauma conditions, and may result from a decrease in the amount of antithrombin produced, an increase in the rate of antithrombin consumed or an abnormal loss of antithrombin in the circulatory system. Examples of these conditions are burns, disseminated intravascular coagulation, sepsis and septic shock, heparin resistance, patients undergoing surgery which requires cardiopulmonary bypass surgery, trauma, acute liver failure, disseminated intravascular coagulation, sepsis and septic shock, multiple organ failure, pre-eclampsia and bone marrow or organ transplantation.

Our European development and commercialization partner, LEO, has affirmed that they remain committed to their collaboration with us and will continue to pursue the primary goal of development of an acquired deficiency indication for Europe, Canada and parts of the Middle East. Acquired deficiency indications represent the most significant market opportunity for the product.

In our collaboration with LEO we will continue to be responsible for the production of ATryn®. LEO will pay for all product used in clinical studies as well as for commercial sale. For product that sold for approved therapeutic use, LEO will pay us a royalty on all commercial sales, as well as a transfer price that we believe will provide us a margin on our cost of production. LEO will pay us at cost for all product used in clinical studies and will be responsible for all other clinical study costs for approval in Europe. We will have the right to use all data generated from all studies up through the completion of Phase II trials in filings for territories outside of LEO’s territories of Europe, Canada, and the Middle East. We will be able to use the results of Phase III studies in filings we may choose to make outside the LEO territories if we participate in funding the Phase III studies that LEO conducts. We will also have the option of accessing the data of these studies after completion at a price to be determined. If we develop ATryn® for expanded clinical indications we believe the product will have a worldwide market potential of $500—$700 million. The existing worldwide sales for plasma-derived antithrombin is estimated to be approximately $250 million, of which less than $10 million is sold in the U.S. due to the limited availability from a single supplier.

rhAAT

We have begun development of a recombinant form of human alpha-1 antitrypsin, or rhAAT, which, like antithrombin, is a product that is currently sourced from fractionated human plasma. We believe that our rhAAT can provide a highly pure and unconstrained supply to the market.

Alpha-1 antitrypsin, or AAT, is currently used to treat the congenital deficiency of this protein which can lead to emphysema. AAT supplementation using pulmonary delivery has also been considered as a therapeutic approach in the treatment of cystic fibrosis and we believe that rhAAT may also have the potential as a treatment for acute respiratory distress syndrome, chronic obstructive pulmonary disease, and severe asthma. Similar to many other plasma proteins, AAT is difficult to express in traditional recombinant production systems in economically viable quantities.

We have developed goats that produce rhAAT in significant quantities. We have also developed a bench scale purification process and are in the process of defining the clinical and regulatory program for this product. The level and speed of development of this product will be dependent upon our financial resources.

We entered into a licensing agreement for rights to the limited topical use of rhAAT in cosmetic applications for mitigating the effects of solar damage to the skin.

We estimate that plasma-sourced AAT products generate worldwide annual sales of approximately $250 million.

CD137 Antibody

We have developed animals that express an antibody to the CD137 receptor, also known as 4-1BB. This receptor is present on T-cells of the human immune system as well as some cancer cells. CD137 may have therapeutic value either through interacting with the immune system or in direct cell death. As a result we believe it has potential in multiple clinical applications including cancer and diseases of the immune system. We anticipate that the potential quantities of CD137 required for treatment could be very large. Our transgenic technology platform would be better positioned to economically develop this production capacity than what would be required in a traditional bioreactor based method

We have obtained rights to CD137 from the Mayo Clinic, including rights to any patents that may be issued under their patent applications. We have exercised our option for an exclusive license to these patents. The level and speed of development of this product will be dependent upon our financial resources.

External Program Portfolio

We believe the advantages to external partners of using our transgenic production technology include enabling the development of proteins that are difficult to produce in traditional recombinant production systems, requiring significantly lower capital investment, assuring lower cost of goods, and providing for flexibility in capacity expansion. To date we have typically developed a transgenically produced version of an external partner’s protein on a service contract basis. We are in the process of transitioning that model into a portfolio of programs where we obtain benefits beyond the margin of a service contract, such as fees for successful downstream partnering with third parties, royalties, or some other relationship with the partner beyond fees or milestones collected for development of the production platform.

The following table summarizes our revenues from significant external programs as a percent of total revenue in the last three years:

	2005	2004	2003
Elan (Tysabri® - formerly Antegren®)	35%	27%	—
Merrimack	29%	26%	54%
Centocor	7%	20%	1%
Elan (undisclosed protein)	—	—	10%
Bristol Myers-Squibb	—	—	10%

We successfully completed our transgenic development work in December 2004 on the Elan program. Under a new agreement with Elan in 2005, the program was scaled down and then concluded in the third quarter of 2005.

During 2004, the revenue derived from the Merrimack program was a result of work related to the processing of rhAFP for clinical studies. During 2005, the revenue derived from the Merrimack program was a result of the completion of work related to the processing of rhAFP for clinical studies. In the third quarter of 2005, we entered into the next phase of the agreement in the third quarter of 2005.

During 2005, the revenue derived from the Centocor program was a result of work related to breeding, semen collection and animal maintenance. During 2004, the revenue derived from the Centocor program was a result of work related to material processing. The program with Centocor was concluded in the fourth quarter of 2005.

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

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development, production and purification of our internally developed recombinant protein candidates or for a transgenically produced version of the partner’s therapeutic recombinant proteins. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon the achievement of certain milestones and royalties on future product sales, if any. More recently, we have entered into a manufacturing service agreement with Merrmack Pharmaceuticals for the production of therapeutic recombinant proteins produced in the milk of transgenic animals. The terms of the agreement include payments for maintenance services, manufacturing suite time and cost to scale of the production herd. In addition, we have entered into a license a supply agreement with LEO for the production of ATryn®. The terms of the agreement include non-refundable license fees, transfer price for products delivered, royalties on future net sales and potential milestone payments to us for meeting regulatory, clinical and sales goals.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), and Emerging Issues Task Force Issue No. 00-21, “Revenue Agreements with Multiple Deliverables” (EITF No. 00-21).

Revenue is also recognized in accordance with SAB 101 FAQ 13 (EITF 91-6). Under that model, revenue is recognized using the lesser of non-refundable cash received and milestones met or the result achieved using level-of-efforts accounting. The estimated costs to complete each program are based on the contract terms, detailed program plans, including cost projections, and each program under review. All revenue recognition estimates are made based upon the current facts and circumstances and are reassessed on at least a quarterly basis. There are a number of factors which could cause the need for a revision to these estimates which in turn may have the effect of increasing or decreasing revenue in the current period as they become known. These factors include unforeseen additional costs, delay in a program, efficiencies or decisions at the partner’s discretion.

Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable, and collectibility is reasonably assured. Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured.

We assess multiple element revenue arrangements involving upfront payments, license fees, manufacturing services and milestone payments received for the delivery of rights or services. The following criteria must be met for an element to represent a separate unit of accounting:

a)	The delivered items have value to a customer on a standalone basis;

b)	There is objective and reliable evidence of the fair value of the undelivered items; and

c)	Delivery or performance is probably and within the control of the vendor for any delivered items that have a right of return.

If these criteria are met we apply the appropriate revenue recognition model as described above to each separate unit of accounting. If these criteria are not met, elements are combined into a single unit of accounting and revenue is not recognized until we have verifiable objective evidence of the undelivered element. Generally, upfront payments and license fees are recognized ratably over the lesser of the contractual term or expected relationship period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved. Payments for milestones which are not the result of the achievement of a substantive milestone, are recognized ratably over the lesser of the contractual term or expected relationship period.

Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Inventory

All of the inventory on hand at January 1, 2006 and January 2, 2005 relates to ATryn® ,which we capitalized after completion of the clinical trials in anticipation of marketing approval for commercial sale in Europe. We expect that all of the capitalized inventory will be sold to LEO for clinical trials. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense. We analyze our inventory levels and estimate demand for commercial sale and clinical trials on a quarterly basis. The assessment of the expected use of the inventory is highly judgmental and is based on our best estimate for demand related to both commercial sale and clinical trial usage. We also review the appropriate carrying value of the inventory based on the estimated selling price of the material taking into account inventory obsolescence and inventory expiration dates. As a result of these estimates and judgments, we recorded a $466,000 charge to research and development expenses in the first quarter of 2005, primarily as a result of the timing of approval as well as the shelf life for which ATryn® may be approved. In the fourth quarter of 2005, we also recorded a net realizable value expense of approximately $1 million based upon a selling price analysis. In 2004, we recorded approximately $1.1 million of research and development expenses reflecting the cost of the inventory designated for use in a clinical trial as well as inventory usage for development purposes. During 2003, we recorded a net realizable value write down of approximately $269,000 for our inventory based upon a selling price analysis. A change in any of the estimates which are used for inventory analysis could have an impact on the financial statements.

Validation Costs

The costs that we have capitalized to date are those costs that are related to seeking FDA or EMEA approval of the manufacturing equipment to be used for the bulk production of ATryn®, which are being depreciated over the expected useful life of the facility. They include the costs of employees and third parties directly involved in the approval process, direct material consumed in the validation process and incremental fixed overhead. Costs that are excluded from capitalization include maintenance costs, process development/improvement and fixed overhead. As of January 1, 2006, January 2, 2005 and December 28, 2003, we had approximately $2.1 million, $2.9 million and $3.7 million, respectively, of capitalized validation costs, net of accumulated amortization, included in property, plant and equipment. The capitalized validation costs are being depreciated over five years. Although we received the negative opinion from EMEA, ATryn® is presently in a Phase III trial in the U.S. and we are continuing development with LEO to whom we expect to be selling ATryn® for clinical use.

Valuation of Intangible and Long Lived Assets

During 2002, upon adopting FAS 142, “Intangible Assets,” we performed a cash flow analysis on our intangible marketing rights (see Note 7 to the Notes to Consolidated Financial Statements included in Item 8 of this Report), which resulted in the gross future cash flows being greater than the carrying value of the marketing rights. Judgments used during this analysis included the estimation of the value of revenues to be achieved in the Asian markets which were covered by the marketing rights for both ATryn® and other products produced transgenically. There were no events in 2005 or 2004 that triggered an impairment review.

In the first quarter of 2006, we determined that the receipt of the negative opinion from the CHMP for the approval of ATryn® was an event that triggered an impairment review of our long-lived assets. We concluded that the estimated future value of our intangibles is greater than their net book value at January 1, 2006. Judgments used during the analysis included the estimation of the value of revenues to be achieved in the Asian markets which were covered by the marketing rights for both ATryn® and other products produced transgenically, the avoidance of royalties from sales in the Americas and Europe as well as the estimation of the market potential for recombinant Albumin which is covered by our license with Pharming.

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

2005 as Compared to 2004

	($ in thousands)
	2005	2004	$ Change	% Change
Revenue	$4,152	$6,572	$(2,420)	(37)%
Revenue from joint venture and related party	$—	$54	$(54)	(100)%

Total Revenue	$4,152	$6,626	$(2,474)	(37)%
Cost of revenue	$4,344	$6,107	$(1,763)	(29)%
Research and development	$21,145	$20,002	$1,143	6%
Selling, general and administrative	$8,428	$9,710	$(1,282)	(13)%

Revenue. During 2005, $3.7 million of our revenues were derived from external programs, primarily with Merrimack and Elan, and $489,000 in revenues were derived from internal programs, specifically $237,000 from the CD-137 program, which is funded by an SBIR grant awarded by the National Cancer Institute, and $252,000 from the malaria program, which was funded by the National Institute of Allergy and Infectious Disease, or NIAID. During 2004, $5.6 million of our revenues were derived from external programs, primarily with Merrimack, Centocor and Elan, and $1,291,000 in revenues were derived from internal programs, specifically, $299,000 from the CD-137 program and $992,000 from the malaria program. Due to current budgetary constraints at NIAID, no funding was committed for the malaria program beyond mid-August 2005 and it is uncertain if funding will be reinstated. We recognized $1.8 million of revenue from our external development program with Elan upon successful completion of our transgenic development work in December 2004. Under a new agreement with Elan in 2005, the program was scaled down and then concluded in the third quarter. The program with Centocor was concluded in the fourth quarter of 2005. We expect revenues to continue to vary on a year-to-year basis. Deferred contract revenue, which is not included in the statement of operations but is reflected on the balance sheet, increased by $4.8 million in 2005. As of January 1, 2006, we had approximately $5.5 million in deferred revenue on our balance sheet, including $3.4 million from LEO and $1.5 million from Merrimack due to cash received for which revenue had not yet been recognized pursuant to our revenue recognition policy.

Cost of revenue and operating expenses. The 2004 expenses included a $944,000 charge associated with the corporate restructuring that was implemented in February 2004, of which approximately $744,000 and $200,000 are included in selling, general and administrative expense and research and development expense, respectively. Fiscal year 2004 was a 53 week fiscal year and therefore included an additional week of operating expenses. The impact of the additional week of operating expense in 2004 was approximately $600,000.

Cost of revenue. The decrease in cost of revenue is primarily the result of a greater proportion of external programs being in earlier and less expensive development stages, as well as reduced revenue related activities associated with those programs, in 2005 as compared to 2004. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The 2005 research and development expense included $12.6 million related to the ATryn® program, an increase of $1.2 million as compared to $11.4 million in 2004. ATryn® related expenses in 2005 included approximately $10 million incurred in connection with the EMEA filing and $2.2 million of expenses incurred in preparation for our U.S. clinical trial. Also included in the 2005 ATryn® related expenses was approximately $419,000 related to a net realizable value write down of the ATryn® inventory. The 2004 ATryn® related expenses included $11.2 million incurred in connection with the EMEA filing and approximately $200,000 of expenses incurred in preparation for our U.S. clinical trial, as well as$919,000 related to ATryn® inventory that was designated for use in our U.S. clinical trial and $189,000 of inventory used for development purposes

Additionally, in 2005, we incurred expenses of $2.4 million in connection with the CD-137 program related to additional cell line work and founder goat development as compared with $1 million in 2004 related to cell line work, an increase of $1.4 million. In 2005, we also incurred expenses of $1.4 million in support of the recombinant human alpha-1 antitrypsin (rhAAT) program as compared to $350,000 in 2004, an increase of $1 million. The increases in ATryn®, CD-137 and rhAAT programs in the year to year comparison were partially offset by a $900,000 decrease in spending on our recombinant human albumin (rhA) program, a $635,000 decrease in spending on our malaria program as well as a net decrease in spending on several other research programs. Spending on the rhA program and the malaria program was reduced in 2005 until such time additional funding is secured. Research and development expenses going forward are expected to vary based on a number of factors including the timing and status of research and development activities for ATryn® and other programs.

Selling, General and Administrative Expense. The decrease in selling, general and administrative expenses in 2005 was due to approximately $744,000 of restructuring charges incurred in 2004 and lower spending in 2005 throughout most areas of selling, general and administrative expenses.

2004 as Compared to 2003

	($ in thousands)
	2004	2003	$ Change	% Change
Revenue	$6,572	$9,640	$(3,068)	(32)%
Revenue from joint venture and related party	$54	$124	$(70)	(56)%

Total Revenue	$6,626	$9,764	$(3,138)	(32)%
Cost of revenue	$6,107	$11,116	$(5,009)	(45)%
Research and development	$20,002	$18,277	$1,725	9%
Selling, general and administrative	$9,710	$10,688	$(978)	(9)%
Interest income	$312	$1,103	$(791)	(72)%

Revenue. During 2004, $5.6 million of our revenue was derived from external programs, primarily the programs with Merrimack, Centocor and Elan, and $1 million of our revenue was derived from the malaria program which is funded by the NIAID. In December 2004, Elan discontinued the Tysabri® development program and, as result, we recognized all of the $1.8 million of revenue associated with the development program. During 2003, $6.9 million of our revenue was derived from external programs, primarily the programs with Merrimack, Elan and Bristol-Myers Squibb, and $2.9 million of our revenue in 2003 was derived from the malaria program. The program with Bristol-Myers Squibb was completed in 2003. The decrease in revenues from external programs reflected the nature and timing of our milestone-based research and development activities for their programs. We expect to continue to see variation in reported revenues on a year-to-year basis.

Cost of revenue and operating expenses. The 2004 expenses included a $944,000 charge associated with the corporate restructuring that was implemented in February 2004, of which approximately $744,000 and $200,000 are included in selling, general and administrative expense and research and development expense, respectively. Fiscal year 2004 was a 53 week fiscal year and therefore included an additional week of operating expenses. The impact of the additional week of operating expense in 2004 was approximately $600,000 as compared with 2003.

Cost of revenue. The decrease in cost of revenue was primarily the result of a decrease in revenue due to the stage of development for external programs for which revenue was being recognized as well as reductions from the restructurings. Included in cost of revenue for 2004 were costs of approximately $1.7 million related to the Elan development program.

Research and development expense. The increase in research and development expenses, which was partially offset by the reductions related to the restructuring, related primarily to support for the regulatory filing for approval to market ATryn® in Europe. The ATryn® related expenses increased to $11.4 million in 2004 as compared with $8.7 million in 2003, an increase of $2.7 million. Included in the 2004 research and development expenses was $919,000 related to ATryn® inventory designated for use in the U.S. clinical trial as well as $189,000 of inventory used for development purposes. In 2003, $4.1 million of validation costs were capitalized in connection with the FDA and EMEA approval processes for the manufacturing equipment to be used for the bulk production of ATryn® which are being amortized over five years at a rate of approximately $800,000 per year.

Additionally, in 2004 and 2003, we incurred expenses of $1.7 million and $2.1 million, respectively, in the development of the rhA program, $900,000 and $1.9 million, respectively, in the development of the malaria program and $6 million and $5.6 million, respectively, in other research and development. The decrease in the expenses incurred on the malaria program was primarily a result of the timing of activities on the program.

Selling, General and Administrative Expense. The decrease of approximately $978,000 in selling, general and administrative expenses in 2004, reflected lower expenses throughout most areas of selling, general and administrative, primarily as a result of the restructurings, in 2003 and 2004, which included a headcount reduction of approximately 36% in the selling general and administrative area. This was partially offset by approximately $400,000 of costs related to compliance with the Sarbanes-Oxley Act of 2002 and approximately $744,000 of costs associated with the 2004 restructurings.

Interest income. The decrease in interest income was primarily a result of lower cash and marketable securities balances in 2004 as well as a $155,000 adjustment, resulting in a reduction to interest income, recorded in the first quarter of 2004 related to interest income on our investments during 2003.

Liquidity and Capital Resources

Overview

Our objective is to finance our business appropriately through a mix of equity financings, collaboration and grant revenue, debt financings and interest income earned on our cash and cash equivalents, until such time product sales, milestone payments and royalties occur and we achieve positive cash flow from operations. Our ability to raise future funds will be affected by the progress of clinical trials and the regulatory review of ATryn®, our ability to enter into new or expanded transgenic research and development collaborations, the terms of such collaborations, the results of research and development and preclinical testing of our other internal product candidates, and competitive and technological advances, as well as general market conditions.

We use our cash primarily to pay salaries and wages, facility and facility-related costs for office and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During 2005, we had a net use of cash of approximately $21 million, excluding approximately $32.5 million of cash provided by equity offerings and $2.4 million of proceeds from the expanded loan with GE Capital. We expect our net use of cash and marketable securities for 2006 to be between $21 and $25 million, exclusive of the impact of any equity financings.

At January 1, 2006, we had cash, cash equivalents and marketable securities of $36.2 million which included $2.4 million of proceeds from the increase of our term loan with GE Capital. We used these new loan proceeds in January 2006 to repay in full the $2.4 million balance due on the note we had issued to Genzyme Corporation.

At January 1, 2006, we had working capital of $18.6 million compared to $10.6 million at January 2, 2005.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in each 2005, 2004 and 2003 and have an accumulated deficit of $209.8 million at January 1, 2006. The primary sources of additional capital raised in 2005, 2004 and 2003 have been equity financings and debt financings under our credit facility. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Management believes that existing cash resources and potential future cash payments from new or existing partnering and licensing programs will be sufficient to fund operations to mid-2007. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all. If we are unable to achieve sufficient partnering revenues or successfully raise additional capital as needed, management has the ability to implement cost reductions necessary to continue our operations through June 30, 2007.

Cash Flows from Financing Activities

Equity Financing Activities

In January 2005, we sold 7,740,739 shares of our Common Stock at $1.35 per share in a registered direct offering to institutional investors. We received proceeds from this sale, net of approximately $700,000 in offering costs and fees, of approximately $9.7 million.

In August 2005, we sold 4,571,429 shares of our Common Stock at $1.75 per share and 5 year warrants to purchase an aggregate of 1,828,573 shares of our Common Stock at an exercise price of $2.68 per share in a private placement to institutional investors. We received proceeds from this sale, net of approximately $600,000 in offering costs and fees, of approximately $7.4 million. Pursuant to the registration rights agreement entered into with the investors in connection with the sale, we filed a registration statement in September 2005 registering the resale of the shares of Common Stock initially sold and the shares issuable upon exercise of the warrants.

In October 2005, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission which was declared effective on November 14, 2005 registering up to an aggregate of $50 million of securities, including common stock, debt securities, and other types of securities. The terms and pricing of any offerings of the securities covered by the registration statement will be established at the time of any offering, subject to market conditions and our capital needs.

In December 2005, we sold 9,101,912 share of our Common Stock at $1.83 per share and 5 year warrants to purchase an aggregate of 3,640,762 share of our Common Stock at an exercise price of $2.05 per share in a registered direct offering to institutional investors. We received proceeds from this sale, net of approximately $1.2 million in offering costs and fees, of approximately $15.5 million.

Credit Facility

Of our $13.4 million of outstanding long-term debt at January 1, 2006, approximately $6.4 million was classified as current. The current portion reflected $4 million due on our GE Capital term loan as well as approximately $2.4 million due on the Genzyme note.

In February 2005, we increased our term loan with GE Capital to draw down an additional $2.4 million which we used to make the April 2005 payment on the Genzyme note. This additional amount will be repaid over three years through March 2008 and carries a fixed 10.01% annual interest rate.

In December 2005, we further increased our term loan with GE Capital to draw down an additional $2.4 million which we used to repay in full the Genzyme note in January 2006. The additional amount will be repaid over three years through January 2009 and carries a fixed 10.79% annual interest rate.

Cash Flows used in Operating Activities

Cash flows used in operating activities were $19 million, $20 million and $31.8 million for fiscal 2005, 2004 and 2003, respectively. Net loss for 2005 increased approximately $600,000 while net cash used for operating activities decreased approximately $900,000. Cash used in operating activities for 2005 included a net loss of $30.1 million offset by certain non cash charges of approximately $4.3 million. Use of cash also included an increase in inventory of approximately $1.3 million. Sources of funds included an increase of approximately $4.8 million in advance payments from partners that were recorded as deferred revenue, an increase in accounts payable, accrued liabilities, and other assets and liabilities of $2.7 million, and a reduction of accounts receivable of approximately $521,000.

Cash Flows from Investing Activities

Cash flows from investing activities include $11 million in net redemptions of marketable securities in our portfolio and $834,000 realized from the sale of farm land and other assets, which were partially offset by $671,000 used for purchases of capital equipment. We anticipate a similar level of capital expenditures company-wide in 2006 as compared to 2005.

Contractual Obligations

The following summarizes our contractual obligations at January 1, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-term debt obligations	$3,997	$7,005	$—	$—	$11,002
Long-term debt obligation – Genzyme	2,386	—	—	—	2,386
Operating lease obligations	1,662	4,083	880	—	6,625
Service agreements for manufacturing	1,451	—	—	—	1,451
Service and sublease agreement with Genzyme	360	—	—	—	360

Total contractual cash obligations	$9,856	$11,088	$880	$—	$21,824

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

We have entered into transactions with related parties (see Notes 12 through 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Report) in the normal course of business. The terms of these transactions are considered to be at arm’s-length.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” which addresses the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize as an expense the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employee”, which was permitted under SFAS 123, as originally issued. SFAS 123(R) requires entities to disclose information about the nature of the share-based payment transactions and record the associated compensation expense in their income statements.

SFAS 123(R) is effective for public companies (other than small business issuers) for annual periods that begin after June 15, 2005. Accordingly, SFAS 123(R) will be effective for us beginning with our first quarter of 2006. All public companies must use either the modified prospective or the modified retrospective transition method. We have chosen to use the modified prospective method which recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS123(R) for all awards granted to employees prior to the effective date of SFAS123(R) that remain unvested on the effective date. The adoption of this standard is expected to increase operating expenses and although we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a material impact on our consolidated statements of operations and net loss per share. The actual amount of stock option expense we record in 2006 will depend on the timing and number of options granted in 2006 and underlying market conditions at the time of such grants.

In anticipation of the effectiveness of SFAS 123(R), on December 22, 2005, we accelerated the vesting of all unvested stock options awarded to our employees, including executive officers, under our 1993 and 2002 Equity Incentive Plans that had exercise prices of $3.75 or greater. The vesting of options issued to non-employee directors was not accelerated. As a result of the acceleration, unvested options to purchase approximately 372,000 shares of our Common Stock (approximately 8.4% of our currently outstanding stock options) became exercisable. The closing price of our Common Stock on the date of the acceleration was $1.63 per share. The exercise prices of the accelerated options ranged from $3.80 to $5.90 per share. Because the exercise prices of the accelerated options were greater than the market price of our underlying Common Stock on the date of acceleration, no compensation expense was recorded in our income statement in accordance with APB Opinion No. 25.

The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of operations, upon effectiveness of the application of SFAS No. 123(R), which we adopted effective as of January 2, 2006. The Compensation Committee also believed that because the options that were accelerated had exercise prices well in excess of the then current market value of our common stock, the options had more limited perceived value to employees and were not fully achieving their original objective of incentive compensation and employee retention.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107. SAB 107 provides the SEC staff position regarding the application of SFAS 123(R). SAB 107 contains interpretive guidance relating to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and are incorporating it as part of our adoption of SFAS 123(R) in the first quarter of 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143, which is effective for fiscal periods ending after December 15, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In June 2005, the FASB issued statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which superceded APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a material impact on our consolidated results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have certain financial instruments at January 1, 2006, including a term loan, a promissory note payable and a stand-by letter of credit which are sensitive to changes in interest rates. Our term loan has a carrying value of $11 million which approximates its fair value. Our stand-by letters of credit of $449,360 are required under a facility lease. Our promissory note in the amount of $2.4 million is payable to Genzyme which was repaid in full in January 2006. At January 1, 2006, nothing has been drawn down on the stand-by letters of credit. These instruments are not leveraged and are held for purposes other than trading.

For the term loan and promissory note outstanding, the table below presents the principal cash payments that exist by maturity date.

	($ in 000’s)
	2006	2007	2008	2009	2010	Thereafter	Total
Term Loan	$3,997	$4,340	$2,587	$78	$—	$—	$11,002
Promissory Note Payable	2,386	—	—	—	—	—	2,386

Total	$6,383	$4,340	$2,587	$78	$—	$—	$13,388

The interest rate on the term loan varies between 9.94% and 10.79% at January 1, 2006 and the interest rate on the promissory note payable was 5.50% at January 1, 2006.

Interest Rate Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps, or forward or future contracts. Our primary market risk is interest rate risk on borrowings under our promissory note, which interest rate is based on LIBOR plus 1%. We estimate that the hypothetical loss in earnings for one year of borrowings held at January 1, 2006, resulting from a hypothetical 10% increase in interest rates, would not have materially impacted net loss or materially affected the fair value of rate sensitive instruments. The hypothetical loss was based on financial instruments we held at January 1, 2006 with variable interest rates fixed rate financial instruments were not evaluated.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Report at page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, titles and biographies of our executive officers are provided under “Executive Officers” in Part I, Item 1 of this Form 10-K, and are incorporated herein by reference. Additional information regarding our directors and executive officers is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006 (the “2006 Proxy Statement”) under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer, and controllers. The Code is available on our website at

http://www.gtc-bio.com/investorinfo/corporategovernance.html. A copy of the Code is also available without charge upon request from the Chief Financial Officer at GTC Biotherapeutics, Inc., 175 Crossing Boulevard, Framingham, MA 01702. If we make any substantive amendments to the Code or grant any waiver from a provision of it, we will disclose the nature of such amendment or waiver on our website at www.gtc-bio.com or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under “Compensation and Other Information Concerning Directors and Officers” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement and is incorporated herein by reference.

Information regarding our equity compensation plans is set forth under “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under “Transactions with Related Parties” in our 2006 Proxy Statement and is incorporated herein by reference. [See also Notes 12 and 14 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.]

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding auditor fees and services is set forth under “Auditors” in our 2006 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule, or because the information required is in the consolidated financial statements or the notes thereto.

(3)	Exhibits We hereby file and incorporate by reference the exhibits listed in the Exhibit Index immediately following the signature page of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of GTC Biotherapeutics, Inc:

We have completed integrated audits of GTC Biotherapeutics Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of January 1, 2006 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GTC Biotherapeutics, Inc. (the “Company”) and its subsidiaries at January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2006

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)

	January 1, 2006	January 2, 2005
Current assets:
Cash and cash equivalents	$26,351	$1,835
Marketable securities	9,818	20,446
Accounts receivable and unbilled contract revenue	204	725
Inventory	1,343	466
Other current assets	1,207	1,479

Total current assets	38,923	24,951
Net property, plant, and equipment	16,735	20,279
Intangible assets, net	9,024	10,059
Other assets	1,587	1,562
Restricted cash	450	450

Total assets	$66,719	$57,301

Current liabilities:
Accounts payable	$4,327	$2,391
Accrued liabilities	3,627	3,517
Accrued liabilities Genzyme	3,108	2,806
Deferred contract revenue	2,877	733
Current portion of long-term debt and capital leases	3,997	2,479
Note payable Genzyme	2,386	2,386

Total current liabilities	20,322	14,312
Long-term deferred contract revenue	2,663
Long-term debt and capital leases, net of current portion	7,005	6,926
Note payable - Genzyme	—	2,387
Deferred lease obligation	20	23

Total liabilities	30,010	23,648
Commitments and contingencies (see Notes 6 and 8)
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 102,820,000 shares authorized; 63,467,874 and 41,619,974 shares issued and 60,647,874 and 38,799,974 shares outstanding at January 1, 2006 and January 2, 2005, respectively	606	388
Additional paid-in capital	245,930	213,073
Accumulated deficit	(209,784)	(179,672)
Accumulated other comprehensive income (loss)	(43)	(136)

Total shareholders’ equity	36,709	33,653

Total liabilities and shareholders’ equity	$66,719	$57,301

The accompanying notes are an integral part of the consolidated financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands except share and per share amounts)

	For the Fiscal Years Ended
	January 1, 2006	January 2, 2005*	December 28, 2003
Revenues:
Revenue	$4,152	$6,572	$9,640
Revenue from joint venture and related party	—	54	124

Total revenues	4,152	6,626	9,764
Costs of revenue and operating expenses:
Cost of revenue	4,344	6,107	11,116
Research and development	21,145	20,002	18,277
Selling, general and administrative	8,428	9,710	10,688

Total cost of revenue and operating expenses	33,917	35,819	40,081

Operating loss	(29,765)	(29,193)	(30,317)

Other income (expense):
Interest income	547	312	1,103
Interest expense	(1,140)	(951)	(508)
Other income	246	339	185

Net loss	$(30,112)	$(29,493)	$(29,537)

Net loss per common share (basic and diluted)	$(0.62)	$(0.79)	$(1.00)

Weighted average number of common shares outstanding (basic and diluted)	48,658,143	37,360,758	29,562,152

Comprehensive loss:
Net loss	$(30,112)	$(29,493)	$(29,537)
Other comprehensive loss:
Unrealized holding gain (loss) on available for sale securities	93	(139)	(181)

Total other comprehensive loss	93	(139)	(181)

Comprehensive loss	$(30,019)	$(29,632)	$(29,718)

*	Year ended January 2, 2005 includes 53 weeks while years ended January 2, 2006 and December 28, 2003 include 52 weeks.

The accompanying notes are an integral part of the consolidated financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 29, 2002	30,579	$306	(2,820)	$(9,545)	$198,469	$(120,642)	$184	$68,772
Net loss						(29,537)		(29,537)
Common stock sold under Employee Stock Purchase Plan	382	3			472			475
Common stock issuance to the GTC Savings and Retirement Plan	155	2			170			172
Proceeds from the exercise of stock options	7				10			10
Proceeds from the issuance of common stock, net of offering costs of $797	3,626	36			8,414			8,450
Unrealized loss on investment							(181)	(181)

Balance, December 28, 2003	34,749	347	(2,820)	(9,545)	207,535	(150,179)	3	48,161
Net loss						(29,493)		(29,493)
Common stock sold under Employee Stock Purchase Plan	182	2			347			349
Common stock issuance to the GTC Savings and Retirement Plan	100	1			312			313
Common stock issued under GTC Bonus Plan	111	1			439			440
Proceeds from the exercise of stock options	83	1			118			119
Proceeds from the issuance of common stock, net of offering costs of $1,162	6,395	64			13,804			13,868
Reclassification of treasury stock to common stock	(2,820)	(28)	2,820	9,545	(9,517)			—
Stock based compensation					35			35
Unrealized loss on investment							(139)	(139)

Balance, January 2, 2005	38,800	388	—	—	213,073	(179,672)	(136)	33,653
Net loss						(30,112)		(30,112)
Common stock sold under Employee Stock Purchase Plan	213	2			261			263
Common stock issuance to the GTC Savings and Retirement Plan	130	1			192			193
Common stock issued under GTC Bonus Plan	81	1			138			139
Proceeds from the exercise of stock options	10				11			11
Proceeds from the issuance of common stock, net of offering costs of $2,637	21,414	214			32,255			32,469
Unrealized gain (loss) on investment							93	93

Balance, January 1, 2006	60,648	$606	—	$—	$245,930	$(209,784)	$(43)	$36,709

The accompanying notes are an integral part of the consolidated financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Cash flows for operating activities:
Net loss from operations	$(30,112)	$(29,493)	$(29,537)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	3,904	4,031	3,476
Stock based compensation	—	35	—
Amortization of premium (discount) on marketable securities	(304)	1,342	(135)
Common stock issuance to GTC savings and retirement plan	193	313	172
Inventory write off	419	—	269
Write off of assets	147
Loss on disposal of fixed assets	(28)	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	521	888	566
Inventory	(1,296)	1,108	(1,714)
Other assets and liabilities	244	42	(1,081)
Accounts payable	1,936	51	(2,108)
Accrued liabilities—Genzyme Corporation	302	882	(446)
Accrued liabilities	249	433	(918)
Deferred contract revenue	4,807	410	(315)

Net cash used in operating activities	(19,018)	(19,958)	(31,771)
Cash flows from investing activities:
Purchase of property, plant and equipment	(671)	(1,286)	(3,470)
Sale of property, plant and equipment	834	611	—
Purchase of marketable securities	(10,027)	(13,804)	(24,968)
Redemption of marketable securities	21,052	17,235	30,002
Restricted cash	—	(450)	—

Net cash provided by investing activities	11,188	2,306	1,564
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of offering costs	32,469	13,868	8,450
Net proceeds from employee stock purchase plan	263	349	475
Net proceeds from the exercise of stock options	11	119	10
Proceeds from long-term debt	4,800	10,386	2,090
Repayment of long-term debt	(5,197)	(10,754)	(1,735)
Repayment of principal on capital leases	—	(214)	(261)

Net cash provided by financing activities	32,346	13,754	9,029

Net increase (decrease) in cash and cash equivalents	24,516	(3,898)	(21,178)
Cash and cash equivalents at beginning of the period	1,835	5,733	26,911

Cash and cash equivalents at end of the period	$26,351	$1,835	$5,733

Supplemental disclosure of cash flow information: *
Cash paid during the period for interest	$1,115	$837	$512

*	See Note 4 for supplemental disclosures of non-cash transactions

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended January 1, 2006 (fiscal 2005), January 2, 2005 (fiscal 2004) and December 28, 2003 (fiscal 2003) (all tabular $ in thousands, except per share data).

NOTE 1. NATURE OF BUSINESS

We are a leader in the development and production of human therapeutic proteins through transgenic technology. We are focusing our pipeline of internal product programs on recombinant forms of proteins that are currently derived from human blood plasma, for therapeutic uses. Our lead product candidate is a recombinant form of human antithrombin known as ATryn®, which we are developing initially for indications involving hereditary antithrombin deficiency and which we have recently partnered to develop in an acquired antithrombin deficiency indication. In February 2006, the CHMP issued a negative opinion on the market authorization application for the use of GTC’s ATryn® in patients with an hereditary deficiency of antithrombin. GTC has invoked the EMEA procedure for CHMP re-examination of the application for ATryn®. There can be no assurance that the CHMP will change its opinion as a result of the re-examination. We expect a final determination on that re-examination by the end of June 2006. We believe ATryn® is the first protein produced by transgenic technology to undergo review for market authorization in the U.S. or Europe.

Using our transgenic technology we insert protein-specific DNA into an animal to enable it to produce that specific protein in its milk. We then purify the protein from the milk to obtain the therapeutic product, which is typically administered by injection. We use this technology to focus on those potential therapeutic proteins that are either difficult to express in traditional bioreactor-based technologies, or for those product candidates where the commercial volumes require significant capital investment for production capacity using conventional methods. Human plasma proteins that are used for therapeutics may have either or both of these characteristics. In addition to ATryn®, we have two additional recombinant plasma proteins in active development in our internal pipeline, a recombinant form of alpha-1 antitrypsin (rhAAT) and recombinant human albumin (rhA).

In addition to our internal programs, we are using our transgenic technology platform in a portfolio of external programs for the development of transgenic production to supply clinical and eventually commercial material for our partners.

We are dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance operations. Our partnering initiatives include licensing and development agreements with collaborative partners for the development, production and purification of transgenically produced forms of therapeutic recombinant proteins. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon the achievement of certain milestones, revenue from sales of product to partners, and royalties on future product sales, if any.

Genzyme Corporation is our largest single shareholder, holding 4,924,919 shares of Common Stock as of January 1, 2006, which represented approximately 8.1% of our outstanding Common Stock. Genzyme also holds three Common Stock purchase warrants exercisable for 288,000, 55,833 and 29,491 shares of our Common Stock at prices of $4.88, $6.30 and $6.30 per share, respectively, which were the market prices of the Common Stock at the time the respective Genzyme warrants were issued. The expiration dates of these warrants range from December 2008 through November 2009. All of the shares held by Genzyme (including shares issuable on exercise of Genzyme warrants) are entitled to registration rights.

In December 2005, Genzyme’s stock ownership fell below 10% and, as such, would not be considered a related party after that date.

We are subject to risks common to companies in the biotechnology industry, including, but not limited to, the uncertainties of clinical trials and regulatory requirements for approval of therapeutic compounds, the need for additional capital, competitive new technologies, dependence on key personnel, protection of proprietary technology, and compliance with the United States Food and Drug Administration (FDA) and other United Sates and foreign government regulations. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in each 2005, 2004 and 2003 and have an accumulated deficit of $209.8 million at January 1, 2006. The primary sources of additional capital raised in 2005, 2004 and 2003 have been equity financings and debt financings under our credit facility. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Management believes that existing cash resources and potential future cash payments from new or existing partnering and licensing programs will be sufficient to fund operations to mid-2007. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all. If we are unable to achieve sufficient partnering revenues or successfully raise additional capital as needed, management has the ability to implement cost reductions necessary to continue our operations through June 30, 2007.

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

Marketable Securities

Marketable securities have been classified as available for sale and are stated at market value based on quoted market prices. Gains and losses on sales of securities are calculated using the specific identification method. Marketable securities at January 1, 2006 and January 2, 2005 can be summarized as follows:

	January 1, 2006		January 2, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Government backed obligations	$6,535	$6,495	$11,035	$10,952
Corporate obligations	3,327	3,323	9,547	9,494

Total marketable securities	$9,862	$9,818	$20,582	$20,446

There are no auction rate securities included in our portfolio as of January 1, 2006. Included in marketable securities at January 2, 2005 is $1 million of auction rate securities classified as available-for-sale securities. Our investment in these securities is recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities.

At January 1, 2006, January 2, 2005 and December 28, 2003 the change in unrealized gain(loss) on marketable securities was $93,000, $(139,000), and $(181,000), respectively, included in other accumulated comprehensive income and equity. All realized gains/(losses) on available for sale securities in 2005, 2004 and 2003, were immaterial. At January 1, 2006, the contractual maturities of our investments available for sale range from 4 months to 36 months. All of our investments are classified as short-term, which is consistent with their intended use. Unrealized losses on marketable securities were approximately $43,000 and $136,000 at January 1, 2006 and January 2, 2005, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and trade accounts receivable. At January 1, 2006 and January 2, 2005, approximately 100% and 72%, respectively, of cash, cash equivalents and marketable securities were held by one United States financial institution.

We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for potential credit losses. There were no reserves required for 2005, 2004 and 2003 nor were there any write-offs for fiscal 2005, 2004 and 2003.

At January 1, 2006, January 2, 2005 and December 28, 2003, four customers, five customers and four customers, respectively, accounted for 100% of accounts receivable. Eight customers accounted for 100% (the largest of which was 35%) of revenue for the year ended January 1, 2006, five customers accounted for 93% (the largest of which was 27%) of revenue for the year ended January 2, 2005 and four customers accounted for 100% (the largest of which was 54%) of the revenue for the year ended December 28, 2003.

The following table summarizes our revenues from significant external programs as a percent of revenue in the last three years:

	2005	2004	2003
Elan (Tysabri® - formerly Antegren®)	35%	27%	—
Merrimack	29%	26%	54%
Centocor	7%	20%	1%
Elan (undisclosed protein)	—	—	10%
Bristol Myers-Squibb	—	—	10%

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to thirty years. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining term of the lease, whichever is shorter. The direct costs of the New Zealand goats (“Livestock”) are capitalized and amortized using the straight-line method over their estimated useful lives of five years.

We capitalize those incremental costs that are incurred in obtaining approval from the FDA or EMEA for manufacturing assets and the related processes for bulk drug production. Under Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Costs,” the historical cost of acquiring an asset includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. The capitalization period begins when expenditures for the asset have been made and activities that are necessary to get the asset ready for its intended use are in progress. Pursuant to regulations of the FDA or the EMEA, a facility and its related manufacturing assets must achieve “process qualification” in order for it to be approved, or “validated,” for commercial production. Without approval from the FDA or the EMEA, the facility cannot be placed into service for commercial production; accordingly, the incremental validation costs we incur are an essential part of preparing the related assets for their intended use. Approval by the FDA or EMEA will allow us to market products for sale in the U.S. and Europe, respectively.

The costs that we have capitalized to date are those costs that are related to FDA or EMEA approval of the manufacturing equipment to be used for the bulk production of ATryn® and are being depreciated over the expected life of the facility. These include the costs of employees and third parties directly involved in the process, direct material consumed in the validation process, and incremental fixed overhead. Costs that are excluded from capitalization include costs of maintenance, process development/improvement and fixed overhead. As of January 1, 2006 and January 2, 2005, we had approximately $2.6 million and $2.9 million, respectively, of capitalized validation costs, net of accumulated amortization, included in property, plant and equipment. The capitalized validation costs are being depreciated over five years.

The following is the summary of property, plant and equipment and related accumulated amortization and depreciation as of January 1, 2006 and January 2, 2005.

	Years of Life	January 1, 2006	January 2, 2005
Land	—	$909	$1,401
Buildings	20-30	14,115	14,271
Livestock	3-5	2,842	2,842
Leasehold improvements	lease life	1,769	1,764
Laboratory, manufacturing and office equipment	3-10	11,874	11,534
Laboratory, manufacturing and office equipment—capital lease	3-10	1,143	1,960

		32,652	33,772
Less accumulated amortization and depreciation		(15,917)	(13,493)

Net property, plant and equipment		$16,735	$20,279

Depreciation and amortization expense was $2,869,000, $2,993,000 and $2,571,000, for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. Accumulated amortization for equipment under capital lease was $1,106,000, $1,400,000 and $1,093,000 at January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

In March 2005, we completed the sale of 135 acres of farm land located in eastern New York State. As a result of the sale, we received net proceeds of approximately $534,000 and recorded a gain of approximately $29,000. Also during 2005, we purchased $300,000 of fixed assets and financed these additions with operating lease obligations.

Long-Lived Assets

We review long-lived assets for impairment by comparing the expected cumulative undiscounted cash flows from the assets with their carrying amount. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets. Management’s policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management’s strategic direction or market emphasis. The test of such recoverability is a comparison of the asset value to its expected cumulative net operating cash flow over the remaining life of the asset. If the discounted cash flows are less than the carrying value, that would result in an impairment

In the first quarter of 2006, we determined that the receipt of the negative opinion from the CHMP for the approval of ATryn® was an event that triggered an impairment review of our long-lived assets. We concluded that the estimated future value of our intangibles is greater than their net book value at January 1, 2006. Judgments used during the analysis included the estimation of the value of revenues to be achieved in the Asian markets which were covered by the marketing rights for both ATryn® and other products produced transgenically, the avoidance of royalties from sales in the Americas and Europe as well as the estimation of the market potential for recombinant Albumin which is covered by our license with Pharming.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” which addresses the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize as an expense the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employee”, which was permitted under SFAS 123, as originally issued. SFAS 123(R) requires entities to disclose information about the nature of the share-based payment transactions and record the associated compensation expense in their income statements.

SFAS 123(R) is effective for public companies (other than small business issuers) for annual periods that begin after June 15, 2005.Accordingly, SFAS 123(R) will be effective for us beginning with our first quarter of fiscal year 2006. All public companies must use either the modified prospective or the modified retrospective transition method. We have chosen to use the modified prospective method which recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS123(R) for all awards granted to employees prior to the effective date of SFAS123(R) that remain unvested on the effective date. The adoption of this standard is expected to increase operating expenses and although we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a material impact on our consolidated statements of operations and net loss per share. The actual amount of stock option expense we record in 2006 will depend on the timing and number of options granted in 2006 and underlying market conditions at the time of such grants.

If the compensation cost for our stock-based compensation plans to employees had been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, our net loss and loss per share for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 would have been increased to the pro forma amounts indicated below:

	January 1, 2006		January 2, 2005		December 28, 2003
	Net Loss	Net Loss Per Common Share (basic and diluted)	Net Loss	Net Loss Per Common Share (basic and diluted)	Net Loss	Net Loss Per Common Share (basic and diluted)
Net loss reported	$(30,112)	$(0.62)	$(29,493)	$(0.79)	$(29,537)	$(1.00)
Add: *	—	—	35	—	—	—
Deduct: **	(1,826)	(0.04)	(2,253)	(0.06)	(2,417)	(0.08)
Pro Forma net loss	$(31,938)	$(0.66)	$(31,711)	$(0.85)	$(31,954)	$(1.08)

*	Total stock-based employee compensation recorded in net loss, as reported.
**	Total stock-based employee compensation expense determined under fair value based method for all awards.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated (see more details in Note 10).

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: an expected life of six years for fiscal 2005 and an expected life of five years for fiscal 2004 and 2003, expected volatility of 90% for fiscal 2005 and 100% for fiscal 2004 and 2003, a dividend yield of 0% and a risk-free interest rate of 2.47% for fiscal 2005, 3.24% for fiscal 2004 and 2.96% for fiscal 2003 . The average fair value of those options granted during fiscal 2005, 2004 and 2003 was $1.20, $2.16 and $1.22, respectively.

The fair value of the employees’ purchase rights was estimated using the Black-Scholes model with the following weighted-average assumptions: a dividend yield of 0%, expected volatility of 90% for fiscal 2005, 100% for fiscal 2004 and 98% for fiscal 2003, an expected life of three months for fiscal 2005, 2004 and 2003 and a risk-free interest rate of 3.92% for 2005, 1.24% for 2004 and 0.96% for 2003. The average fair value of those purchase rights granted during fiscal 2005, 2004 and 2003 was $0.30, $0.76 and $0.70, respectively.

Revenue Recognition and Contract Accounting

We enter into licensing and development agreements with collaborative partners for the development, production and purification of our internally developed recombinant protein candidates or for a transgenically produced version of the partner’s therapeutic recombinant proteins. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon the achievement of certain milestones and royalties on future product sales, if any. More recently, we have entered into a manufacturing service agreement with Merrimack Pharmaceuticals for the production of therapeutic recombinant proteins produced in the milk of transgenic animals. The terms of the agreement include payments for maintenance services, manufacturing suite time and cost to scale of the production herd. In addition, we have entered into a license a supply agreement with LEO for the production of ATryn®. The terms of the agreement includes non-refundable license fees, transfer price for products delivered, royalties on future net sales and potential milestone payments to us for meeting regulatory, clinical and sales goals.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101), as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), and Emerging Issues Task Force Issue No. 00-21, “Revenue Agreements with Multiple Deliverables” (EITF No. 00-21).

Revenue is also recognized in accordance with SAB 101 FAQ 13 (EITF 91-6). Under that model, revenue is recognized using the lesser of non-refundable cash received and milestones met or the result achieved using level-of-efforts accounting. The estimated costs to complete each program are based on the contract terms, detailed program plans, including cost projections, and each program under review. All revenue recognition estimates are made based upon the current facts and circumstances and are reassessed on at least a quarterly basis. There are a number of factors which could cause the need for a revision to these estimates which in turn may have the effect of increasing or decreasing revenue in the current period as they become known. These factors include unforeseen additional costs, delay in a program, efficiencies or decisions at the partner’s discretion.

Revenues from the sale of products and services are recognized when persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, the fees are fixed and determinable, and collectibility is reasonably assured.

Revenues from royalties on third-party sales of licensed technologies are generally recognized in accordance with the contract terms when the royalties can be reliably determined and collectibility is reasonably assured.

We assess multiple element revenue arrangements involving upfront payments, license fees, manufacturing services and milestone payments received for the delivery of rights or services. The following criteria must be met for an element to represent a separate unit of accounting:

a)	The delivered items have value to a customer on a standalone basis;

b)	There is objective and reliable evidence of the fair value of the undelivered items; and

c)	Delivery or performance is probably and within the control of the vendor for any delivered items that have a right of return.

If these criteria are met we apply the appropriate revenue recognition model as described above to each separate unit of accounting. If these criteria are not met, elements are combined into a single unit of accounting and revenue is not recognized until we have verifiable objective evidence of the undelivered element. . Generally, upfront payments and license fees are recognized ratably over the lesser of the contractual term or expected relationship period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved. Payments for milestones which are not the result of the achievement of a substantive milestone, are recognized ratably over the lesser of the contractual term or expected relationship period.

Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Inventory

Inventory consists of:

	At January 1, 2006	At January 2, 2005
Raw materials	$112	$—
Work in process	1,231	—
Finished goods	—	466

Total inventory	$1,343	$466

We carry inventory at the lower of cost or market using the first-in, first-out method. Inventories on hand at January 1, 2006 and January 2, 2005 is related to ATryn®, which we capitalized after completion of the clinical trials in anticipation of marketing approval for commercial sale in Europe. We expect that all of the capitalized inventory will be sold to LEO for clinical trials. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense.

During 2005 and 2004, we wrote off portions of the inventory that were designated for clinical trials as well as inventory that was used for development purposes and expected to expire prior to sale.

We analyze our inventory levels quarterly and will write down inventory that is expected to expire prior to sale, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory will be disposed of and the related costs will be written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Also, if we should need to use a portion of the capitalized inventory for clinical trials, we would expense the inventory when it was designated for use in such clinical trial.

Research and Development Costs

All research and development costs are expensed as incurred. During our fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, we incurred, $21.1 million, $20 million and $18.3 million, respectively, of development expenses related to internal programs. Of the total spent on research and development, $12.6 million, $11.4 million and $8.7 million, was spent on the ATryn® development program in fiscal years 2005, 2004 and 2003, respectively. These costs include labor, materials, supplies and overhead, as well as certain subcontracted research projects. Also included are the costs of operating the transgenic production facility such as feed and bedding, veterinary costs and utilities. We also incurred development costs related to our collaborations which are included in cost of revenue. These costs totaled $4.3 million, $6.1 million and $11.1 million in the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Net Loss per Common Share

We apply Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share in calculating earnings per share. Potential common shares consist of warrants (see Note 9), stock options (see Note 10) and stock to be issued under the defined contribution retirement plan (see Note 10). We were in a net loss position in 2005, 2004 and 2003, and, therefore, 13.3 million, 8.1 million and 6.2 million of potential common shares, respectively, were not used to compute diluted loss per share, as the effect was antidilutive.

Treasury Stock

On July 1, 2004, the Massachusetts Business Corporation Act, or MBCA, became effective and eliminated treasury shares. Under the MBCA, shares repurchased by Massachusetts corporations constitute authorized by unissued shares. As a result, all of our former treasury shares were automatically converted to unissued shares and have been accounting for as a reduction of Common Stock (at par value), additional paid-in capital and retained earnings as of January 2, 2005. Par value and additional paid-in capital have been reduced by $28 and $9,517, respectively.

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

Guarantees

In November 2002, the FASB issued FIN 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies relating to the guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption did not affect our results of operations or financial position.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to not have a material effect on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” which addresses the accounting for share-based payment transactions in which an entity receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize as an expense the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. SFAS 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employee”, which was permitted under SFAS 123, as originally issued. SFAS 123(R) requires entities to disclose information about the nature of the share-based payment transactions and record the associated compensation expense in their income statements.

SFAS 123(R) is effective for public companies (other than small business issuers) for annual periods that begin after June 15, 2005. Accordingly, SFAS 123(R) will be effective for us beginning with our first quarter of fiscal year 2006. All public companies must use either the modified prospective or the modified retrospective transition method. We have chosen to use the modified prospective method which recognizes compensation cost beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS123(R) for all awards granted to employees prior to the effective date of SFAS123(R) that remain unvested on the effective date. The adoption of this standard is expected to increase operating expenses and although we have not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a material impact on our consolidated statements of operations and net loss per share. The actual amount of stock option expense we record in 2006 will depend on the timing and number of options granted in 2006 and underlying market conditions at the time of such grants.

In anticipation of the effectiveness of SFAS 123(R), on December 22, 2005, we accelerated the vesting of all unvested stock options awarded to our employees, including executive officers, under our 1993 and 2002 Equity Incentive Plans that had exercise prices of $3.75 or greater. The vesting of options issued to non-employee directors was not accelerated. As a result of the acceleration, unvested options to purchase approximately 372,000 shares of our Common Stock (approximately 8.4% of our currently outstanding stock options) became exercisable. The closing price of our Common Stock on the date of the acceleration was $1.63 per share. The exercise prices of the accelerated options ranged from $3.80 to $5.90 per share. Because the exercise prices of the accelerated options were greater than the market price of our underlying Common Stock on the date of acceleration, no compensation expense was recorded in our income statement in accordance with APB Opinion No. 25.

The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statements of operations, upon effectiveness of the application of SFAS No. 123(R), which we adopted effective as of January 2, 2006. The Compensation Committee also believed that because the options that were accelerated had exercise prices well in excess of the then current market value of our common stock, the options had more limited perceived value to employees and were not fully achieving their original objective of incentive compensation and employee retention.

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107. SAB 107 provides the SEC staff position regarding the application of SFAS 123(R). SAB 107 contains interpretive guidance relating to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating SAB 107 and are incorporating it as part of our adoption of SFAS 123(R) in the first quarter of 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143, which is effective for fiscal periods ending after December 15, 2005. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In June 2005, the FASB issued statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, which superceded APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods’ financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a material impact on our consolidated results of operations.

NOTE 3. SIGNIFICANT AGREEMENTS

LEO Pharma A/S (“LEO”)

In November 2005, we entered into a collaboration agreement with LEO to develop and market ATryn®, if and when approved, for markets in LEO’s territories of Europe, the Middle East, and Canada. The agreement includes up to $73 million (USD) in potential milestone payments to GTC for meeting regulatory, clinical and sales goals. These payments include a total of $5 million for achieving approval of ATryn® for the hereditary antithrombin deficiency indication in Europe, $2 million of which was paid upon signing of the agreement and is non-refundable for which revenue will be recognized over the life of the agreement on a straight-line basis. We also received a payment of $1.4 million as an advance for the purchase of clinical material of which 50% is refundable in the event that ATryn® does not receive European Commission approval by December 31, 2006 unless LEO elects to purchase the product from us. The revenue related to the $1.4 million payment will be recognized upon delivery of the material. As of January 1, 2006, the $3.4 million is accounted for as deferred revenue. We will be responsible for production of ATryn® and will receive a transfer price for all product used by LEO. We will also receive a royalty on net sales. LEO will be responsible for sales and marketing of ATryn® in all indications for the agreed territories as well as the clinical development for acquired antithrombin deficiency indications. We retain all rights to ATryn® in all other territories and will continue to be responsible for obtaining approval of ATryn® for the hereditary deficiency indication in Europe.

Merrimack Pharmaceuticals, Inc. (“Merrimack”)

In December 2003, we amended the terms of our agreement with Merrimack for the production and purification of MM-093. Under the revised terms, we converted $1.25 million of the payments owed to us by Merrimack via receipt of Merrimack preferred stock. We were paid in cash for amounts owed to us in excess of $1.25 million. We also received an increase in our future potential royalty rate due from Merrimack on commercial sales of MM-093, if any, as a result of this agreement. This amendment enabled us, as a holder of preferred stock in Merrimack, to participate in a larger portion of the potential value of MM-093.

In September 2005, we entered into an agreement for further production of MM-093 for Merrimack. Under a Master Agreement, the parties acknowledge that the work done under the earlier agreements has been successfully completed and that the parties intend to enter into new agreements to continue the production of transgenic rhAFP, the manufacture of which is to be exclusively performed by us.

Our primary responsibilities include maintaining facilities, staffing, equipment and quality systems. For the detailed services we must perform, Merrimack shall pay us through a combination of hourly fees for full time equivalents and fixed charges for suite usage and material testing and release. In addition, Merrimack is required to pay royalties to us based on Merrimack’s net revenues and net partner sales.

Revenue on these agreements will be recognized when due and when collection is reasonably assured. As of January 1, 2006, we had approximately $1.5 million of deferred revenue related to these agreements.

We had approximately $70,000 of billed receivables from Merrimack at January 1, 2006.

Cambrex Bio Science Hopkinton (“Cambrex”)

In August 2002, we entered into a service agreement with Cambrex for Cambrex to provide certain Technology Services relating to biopharmaceutical drug product process transfer, process validation, purification, quality control and quality assurance. As of January 1, 2006, we had paid approximately $4.6 million to Cambrex for services rendered under the contract and we are committed to pay approximately $1.5 million through 2006. The amount paid to Cambrex has either been capitalized as part of our fixed assets through validation costs (see note 2), capitalized as part of our inventory (see Note 2), or included in research and development expense.

Pharming Group N.V. (“Pharming”)

In June 2002, we obtained licenses to transgenic cattle technology and nuclear transfer technology from Pharming. The license provided for a payment of 1.5 million Euro, or approximately $1.5 million, which was paid in July of 2002. These licenses relate to technology, some of which is currently being used in our ongoing activities and, therefore, their associated costs are reported as an intangible asset at January 1, 2006 and are being amortized over a 15-year period, the remaining life of the underlying patents.

Advanced Cell Technologies, Inc. (“ACT”)

In June 1999, we signed an exclusive, worldwide licensing agreement with ACT to allow us to utilize ACT’s patented nuclear transfer technology for the development of biopharmaceuticals in the milk of transgenic mammals. We believe ACT’s proprietary platform technology, when coupled with our transgenic technology, will provide additional patentable approaches to efficiently develop transgenic animals. We paid an upfront license fee of $1,862,000 upon execution of the agreement, which included $1 million of our Common Stock, which is classified as an intangible asset (see Note 7) and is being amortized over a 10-year period. In addition, we are required to pay royalties to ACT based upon sales by us where

ACT’s nuclear transfer technology is used. To date, we have recorded to research and development expense approximately $377,000 of royalties to ACT or which approximately $223,000 has been paid.

In January 2005, ACT announced that the Board of Patent Appeals and Interferences of the U.S. Patent Office entered a judgment in an interference proceeding in favor of a patent application of Geron Corporation against ACT on all counts as to the priority of ACT’s U.S. Patent No. 5,945,577, which we license from ACT. ACT has appealed that decision in a proceeding in U.S. District Court, during which proceeding we believe that we may continue to rely on the validity of the disputed patent.

Tufts University School of Veterinary Medicine (“Tufts”)

We have agreed with Tufts to a non-exclusive licensing agreement to a technique for nuclear transfer technology for which Tufts has rights. Tufts also provides animal husbandry, veterinary care and other services to us, for which we paid Tufts $49,000, $194,000 and $833,000 for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively, which we recorded to research and development expense. In the fourth quarter of 2003, we significantly reduced our activity with Tufts which resulted in the lower payments to Tufts in 2004 and 2005. Net sales of products derived from transgenic animals produced by Tufts nuclear transfer technology, or from their offspring, are subject to royalties payable to Tufts. Our lead product ATryn®, does not utilize the Tufts nuclear transfer technology, nor any other nuclear transfer technology since the founder animals were produced using microinjection. However, under an otherwise terminated September 6, 1988 Cooperation Agreement with Tufts, we owe a royalty to Tufts on ATryn® sales in the United States.

Elan Agreement

During 2004, we contracted with Elan for us to perform development activities related to their Tysabri® (formerly known as Antegren®) product. Non-refundable payments received from Elan through September 30, 2004 were recorded as deferred revenue as we had not agreed on all terms of the arrangement with Elan. Costs incurred in the development program were also deferred and as of September 30, 2004, we had deferred $1.5 million of revenue and $992,000 of costs related to this development program. In December 2004, we completed the Elan program and, as a result, we recognized all of the revenue and related costs, including previously deferred costs, associated with the development program.

Approximately $1.8 million of revenue and $1.7 million of costs of revenue were recognized in the fourth quarter of 2004. In January 2005, Elan executed a maintenance agreement with us to reduce the herd and to maintain a small number of animals as well as cell lines and cryo-preserved semen relative to the completed program. The maintenance program was completed in the third quarter of 2005.

NOTE 4. NON-CASH INVESTING AND FINANCING TRANSACTIONS

In December 2003, we amended the terms of our agreement with Merrimack for the production and purification of MM-093. Under the revised terms, we converted $1.25 million of payments owed to us by Merrimack via receipt of Merrimack preferred stock. We also received an increase in the royalty rate due from Merrimack on future commercial sales of MM-093, if any.

During 2003, we had non cash depreciation related to ATryn® in the amount of $129,000 (see Note 2).

During 2004 and 2005, we paid a portion of our employee bonuses in stock amounting to $440,000 and $145,000, respectively. In addition, during 2003, 2004 and 2005, we paid our 401(k) employee match in stock amounting to approximately $228,000, $289,000 and $191,000, respectively.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities included the following:

	At January 1, 2006	At January 2, 2005
Accrued payroll and benefits	$1,523	$1,696
Accrued bonuses	868	579
Other	1,236	1,242

Total accrued expenses	$3,627	$3,517

In February 2004, we announced a restructuring of our organization to control costs and to support our focus on clinical development and commercialization of our internal pipeline of proprietary products and our portfolio of external programs. Under the restructuring plan, headcount was reduced by approximately 20% from 159 to 127 full time equivalent employees. In 2003, there were 22 employees terminated during the third quarter as a result of a restructuring. This restructuring included employees from all departments located at both our Framingham and central Massachusetts locations. We recorded severance expense in the amount of $944,000 and $236,000 for the years ended January 2, 2005 and December 28, 2003, respectively. There were no terminations in 2005 and, therefore, we did not record severance expense during 2005. During the years ended January 1, 2006, January 2, 2005 and December 28, 2003, approximately $184,000, $878,000 and $293,000, respectively, had been paid out of the severance reserve. Payments related to the restructurings were completed in the third quarter of 2005.

Following is a summary of accrued severance:

Balance at December 29, 2002	$175,000
2003 restructuring accrual	236,000
2001 restructuring payments	(187,000)
2003 restructuring payments	(106,000)

Balance at December 28, 2003	118,000

2004 restructuring accrual	944,000
2003 restructuring payments	(116,000)
2004 restructuring payments	(762,000)

Balance at January 2, 2005	184,000

2004 restructuring payments	(184,000)

Balance at January 1, 2006	$—

NOTE 6. COMMITMENTS AND CONTINGENCIES

We lease equipment and facilities under various operating and capital leases (see Note 8). The deferred lease obligation represents the cumulative difference between actual facility lease payments and lease expense recognized ratably over the lease period. Rent expense for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 was approximately $1,891,000, $1,779,000 and $1,893,000, respectively.

At January 1, 2006, our future minimum payments required under these leases were as follows:

	Operating	Capital
2006	$1,662	$—
2007	1,594	—
2008	1,315	—
2009	1,174	—
2010 and thereafter	880	—

Total	$6,625	$—

Less amount representing interest		—

Present value of minimum lease payments (see also Note 8)		$—

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

Under a Sublease Agreement with Genzyme (see Note 12), we committed to make a minimum annual payment of approximately $360,000 in 2006 which is not included in the above table.

We have entered into manufacturing service agreements for which we are committed to pay approximately $1.5 million through 2006 which is not included in the above table.

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

NOTE 7. INTANGIBLE ASSETS

In 1990, we established the SMIG JV joint venture with Sumitomo Metal Industries Group to develop proteins transgenically for Asian markets. In September 2000, we acquired full ownership of the SMIG JV from Sumitomo in exchange for shares of our Common Stock valued at approximately $11.2 million. As a result, we hold the marketing rights to transgenic technology in 18 Asian countries, including Japan. The entire purchase price of $11.2 million was allocated to the value of the marketing rights (SMIG marketing rights), the sole assets of SMIG. These costs are being amortized over the estimated 15-year economic useful life of these rights from the date of purchase. These rights relate to our current business as they allow us to sell transgenic proteins in Asia. Without these rights, we would have been severely limited in our ability to pursue key Asian markets, primarily Japan, and would have had a substantial royalty obligation for any revenues derived from Asia and Europe. We are pursuing opportunities in these markets for our transgenic products in development.

Intangible assets consist of:

	Amortization Life	January 1, 2006	January 2, 2005
Marketing rights	15 years	$11,210	$11,210
Accumulated amortization—marketing rights		(3,986)	(3,238)

Net		7,224	7,972

Technology licenses (see note 3)	10 years to 15 years	3,379	3,379
Accumulated amortization - technology licenses		(1,579)	(1,292)

Net		1,800	2,087

Total intangible assets, net		$9,024	$10,059

Amortization expense was $1,035,000, $1,035,000 and $1,034,000 in 2005, 2004 and 2003, respectively.

At January 1, 2006, the estimated aggregate amortization expense was as follows:

2006	$1,035,000
2007	$1,035,000
2008	$1,035,000
2009	$973,000
2010	$849,000
2011 and thereafter	$4,145,000

NOTE 8. BORROWINGS

On April 4, 2002, we repurchased 2.82 million shares of our Common Stock from Genzyme, which was recorded as treasury stock. We purchased the shares for an aggregate consideration of approximately $9.6 million, consisting of approximately $4.8 million in cash and a promissory note to Genzyme for the remaining $4.8 million. The $4.8 million promissory note bears interest at the LIBOR plus 1% (LIBOR was at 4.50% at January 1, 2006). The principal was payable in two installments: $2.4 million, due and paid on April 4, 2005 and $2.4 million due on April 4, 2006 and paid in January 2006. Both payments were refinanced as discussed below. This note was collateralized by a subordinated lien on all of our assets, except intellectual property.

In May 2004, we entered into a four year loan agreement with General Electric Capital Corporation, or GE Capital, in the amount of $10 million, which was used to repay an outstanding loan from Silicon Valley Bank. The loan carries a fixed 9.94% annual interest rate and monthly payments of principal and interest of approximately $253,000. Collateral for the loan includes all of our existing and future acquired assets, excluding intellectual property. This refinancing eliminated a minimum cash covenant that was part of the Silicon Valley Bank loan. Also in connection with the refinancing, we were required to provide $450,000 of cash collateral for our two outstanding stand-by letters of credit, which appears as restricted cash on the balance sheet.

In February 2005, we increased the term loan with GE Capital to allow us to draw down an additional $2.4 million which was used to pay down the note due to Genzyme in April 2005. The additional amount will be repaid to GE Capital over three years through March 2008. The increased loan carries a fixed 10.01% annual interest rate and is secured by the same collateral as the existing loan with GE Capital.

In December 2005, we further increased the term loan with GE Capital to allow us to refinance the final $2.4 million payment on the note payable to Genzyme due in 2006. The $2.4 million in proceeds from GE Capital was received in December 2005 and the Genzyme note was repaid in full in January 2006. . The additional amount on the GE term loan will be repaid over three years through January 2009. The loan carries a fixed 10.79% annual interest rate and is secured by the same collateral as the existing loan with GE Capital.

Our long-term debt consisted of the following:

	January 1, 2006	January 2, 2005
GE Capital loan, with monthly payments of approximately $409 through January 2009 interest varies as described above, collateralized by all existing and future acquired assets, excluding intellectual property	$11,002	$9,012
Promissory note to Genzyme, with principal payments of $2,386 in April 2005 and April 2006 (payment made in January 2006), interest varies as described above, collateralized by a subordinated lien on all assets except intellectual property	2,386	4,773
Capital lease obligations collateralized by property	—	393

	13,388	14,178
Less current portion	6,383	4,865

	$7,005	$9,313

Maturities of long-term debt are as follows:
2006	$6,383
2007	4,340
2008	2,587
2009	78
2010 and thereafter	—

	$13,388

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the value of the notes payable approximates fair value. Cash paid for interest for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 was $1,115,000, $837,000 and $512,000, respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

Authorized Shares

Our authorized capital stock consists of 102,820,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share. In March 2001, our Board of Directors restored all unissued or reacquired shares of our Series A Preferred Stock and Series B Preferred Stock to the status of authorized but undesignated and unissued shares of preferred stock.

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

In March 2004, we sold 6,395,298 shares of our Common Stock at $2.35 per share in a registered direct offering to institutional investors. We received proceeds from this sale, net of approximately $1.2 million in offering costs and fees, of approximately $13.9 million.

In January 2005, we sold 7,740,739 shares of our Common Stock at $1.35 per share in a registered direct offering to institutional investors. We received proceeds from this sale, net of approximately $700,000 in offering costs and fees, of approximately $9.7 million.

In August 2005, we sold 4,571,429 shares of our Common Stock at $1.75 per share and 5 year warrants to purchase an aggregate of 1,828,573 shares of our Common Stock at an exercise price of $2.68 per share in a private placement to institutional investors, which are exercisable on or after February 10, 2006. We received proceeds from this sale, net approximately $600,000 in offering costs and fees, of approximately $7.4 million. Pursuant to the registration rights agreement entered into with the investors in connection with the sale, we filed a registration statement in September 2005 registering the resale of the shares of Common Stock initially sold and the shares issuable upon exercise of the warrants.

In October 2005, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission which was declared effective on November 14, 2005 registering up to an aggregate of $50 million of securities, including common stock, debt securities, and other types of securities. The terms and pricing of any offerings of the securities covered by the registration statement would be established at the time of any offering, subject to market conditions and our capital needs.

In December 2005, we sold 9,101,912 share of our Common Stock at $1.83 per share and 5 year warrants to purchase an aggregate of 3,640,762 share of our Common Stock at an exercise price of $2.05 per share in a registered direct offering to institutional investors. We received proceeds from this sale, net of approximately $1.2 million in offering costs and fees, of approximately $15.5 million.

A summary of our outstanding warrants as of January 1, 2006, of which 4,995,095 are currently exercisable, is as follows:

Common Shares Issuable for	Exercise Price Per Share	Warrant Expiration Date
20,000	$8.75	June 26, 2007
288,000	$4.88	December 28, 2008
55,833	$6.30	November 12, 2009
29,491	$6.30	November 22, 2009
961,009	$3.30	August 1, 2008
1,828,573	$2.52	February 10, 2011
3,640,762	$2.05	December 13, 2010
6,823,668

As of January 1, 2006, we have reserved 14,034,533 shares of Common Stock, subject to adjustment, for future issuance under the various classes of warrants, the Equity Plans and Employee Stock Purchase Plans.

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

In May 2004, our shareholders approved the following changes to the 2002 Equity Plan, (i) the Compensation Committee is explicitly authorized to set performance goals to be satisfied before options become exercisable or other awards earned, (ii) the types of awards available under the 2002 Equity Plan were expanded to include restricted stock units, (iii) in addition to the shares under the 2002 Equity Plan all shares that are now or subsequently become available upon termination or forfeited or expired options under the 1993 Equity Plan will be added to the 2002 Equity Plan, (iv) the number of shares authorized for future issuance under the 2002 Equity Plan were increased by 2,000,000 shares, (v) the 2002 Equity Plan as amended sets forth the annual limits as fixed numbers, namely 400,000 shares for any current participant and 600,000 shares for any new hire, in each case subject to adjustment for changes in our capitalization, (vi) the 2002 Equity Plan as amended clarifies that the exclusion for fair market value consideration includes stock paid in lieu of cash bonuses that would be consistent with past bonus practices and also excludes from the 10% limitation awards that are subject to vesting only if performance criteria are satisfied, (vii) the Board is able to exercise its discretion as to the size, type, and exercisability of awards to non-employee directors, (viii) loans to executive officers and directors for the exercise of options or the purchase of shares will be prohibited, (ix) the repricing of stock options will be prohibited without further stockholder approval, (x) the 2002 Equity Plan will have a term of ten years unless extended by stockholder approval or terminated earlier by the Board, (xi) no options will have a term that can exceed ten years, (xii) awards will be subject to a minimum three-year vesting schedule with exceptions in the discretion of the Compensation Committee for retirement, death, disability, termination by GTC, change in control, grants to consultants, directors or new hires, awards in lieu of cash compensation and performance vesting.

A summary of the status of our stock option plans as of January 1, 2006, January 2, 2005 and December 28, 2003 and changes during the years ending on those dates is presented below:

	Shares	Weighted Average Exercise Price
Balance at December 29, 2002	3,178,219	$6.95
Granted at Fair Value	896,575	$1.66
Exercised	(8,020)	$1.35
Cancelled	(284,566)	$6.47

Balance at December 28, 2003	3,782,208	$5.73
Granted at Fair Value	796,100	$3.07
Exercised	(83,340)	$1.42
Cancelled	(469,170)	$6.34

Balance at January 2, 2005	4,025,798	$5.22
Granted at Fair Value	567,850	$1.70
Exercised	(9,600)	$1.12
Cancelled	(169,300)	$3.46

Balance at January 1, 2006	4,414,748	$4.85

At January 1, 2006, January 2, 2005 and December 28, 2003, there were 3,498,198, 2,568,700 and 2,230,035 shares exercisable at a weighted average exercise price of $5.66, $6.46 and $7.16, respectively.

The following table summarizes information about stock options outstanding at January 1, 2006:

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.81 - $1.19	61,350	6.89	$0.95	48,950	$0.96
$ 1.12 - $1.45	613,600	7.12	$1.45	369,800	$1.45
$ 1.50 - $1.50	47,500	8.42	$1.50	38,000	$1.50
$ 1.55 - $1.71	558,250	9.12	$1.71	109,330	$1.70
$ 1.73 - $3.45	444,700	8.13	$2.19	260,070	$2.20
$ 3.48 - $3.71	55,000	7.09	$3.62	37,700	$3.61
$ 3.80 - $3.80	635,740	6.12	$3.80	635,740	$3.80
$ 3.82 - $4.56	582,272	6.75	$4.13	582,272	$4.13
$ 4.73 - $7.38	522,371	3.74	$5.80	522,371	$5.80
$ 7.45 - $37.75	893,965	4.16	$11.64	893,965	$11.64

$ 0.81 - $37.75	4,414,748	6.29	$4.85	3,498,198	$5.66

At January 1, 2006, 1,952,398 shares were available for grant.

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

In May 2003, our shareholders approved the 2003 Employee Stock Purchase Plan (the “2003 Purchase Plan”). Under the 2003 Purchase Plan, 750,000 additional shares were authorized for future issuance. A total of 554,980 shares of Common Stock remained available for issuance under the 2003 Plan as of January 2, 2005. The purchase of Common Stock under the 2003 Purchase Plan during fiscal 2005 totaled 212,387 at an aggregate purchase price of approximately $108,000 and during 2004 totaled 180,584 at an aggregate purchase price of approximately $349,000. Under the 2003 Purchase Plan, the Compensation Committee has established separate six-month offerings every six months, with purchase dates every three months.

In December 2004, the Compensation Committee voted to authorize and approve that the next offering under the 2003 Purchase Plan would commence on January 8, 2005 and terminate on June 24, 2005, with purchase dates for such offering occurring on April 8 and June 24, 2005; and that after June 24, 2005 no further offerings would be made under such plan until authorized and approved by further action of the Compensation Committee.

In February 2004, we recorded compensation expense of $35,000 related to vesting of options for employees who were terminated on February 5, 2004. The Compensation Committee agreed to accelerate vesting of a group of stock options for these employees that were originally scheduled to vest on February 14, 2004. We used the difference between the exercise price and the market value on February 13, 2004 for the accelerated options to calculate the amount of expense.

On December 22, 2005, in anticipation of the effective date of Statement of Financial Accounting Standards No. 123(R) (Share-Based Payment) the Compensation Committee approved the acceleration of vesting of certain unvested “out-of-the-money” stock options held by current employees as of December 22, 2005, including executive officers. For this purpose, a stock option was considered “out-of-the-money” if the option exercise price was greater than $3.75 per share. The closing price of our Common Stock on December 22, 2005, the date the Compensation Committee approved the acceleration of vesting of “out-of-the-money” options, was $1.63. All other terms and conditions of these “out-of-the-money” options remain unchanged. These actions were taken in accordance with the applicable provisions of our 1993 and 2002 Equity Incentive Plans. No stock options held by non-employee directors were accelerated in this action.

As a result of the acceleration of vesting, options to purchase approximately 372,000 shares of our Common Stock (which represents approximately 8.4% of our currently outstanding stock options) became exercisable immediately. The accelerated options have exercise prices ranging from $3.80 to $5.90 per share. The weighted average exercise price of the accelerated options is $3.92 per share.

Executive officers hold options for 173,000 of the accelerated option shares. As a condition to the acceleration of options held by an executive officer, the executive officer was required to deliver a lock-up agreement. Under the lock-up agreement, the executive officer agreed to refrain from selling common stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the executive officer’s last day of employment or the date of a “change in control” under any agreement with the executive officer if the Underwater Options would have otherwise been accelerated under the terms of that agreement.

401(k) Plan

All of our employees, subject to certain eligibility requirements, can participate in our defined contribution plan. Currently, we may match up to 50% of each participating employee’s contributions to the plan to a maximum of 3% of salary. We may also contribute an additional 2% of each employee’s salary as a retirement contribution. All contributions are at the discretion of the Board of Directors. Expense recognized under this plan was approximately $191,000, $289,000 and $228,000 for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

NOTE 11. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The income tax (benefit) provision from continuing operations consisted of the following:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Deferred:
Federal	$(10,298)	$(10,711)	$(9,666)
State	(1,088)	(1,785)	(1,079)
Foreign	(99)	(141)	(81)
Change in Valuation Allowance	11,485	12,637	10,826

Total Deferred	$—	$—	$—

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Federal tax—expense (benefit)	(34.0)%	(34.0)%	(34.0)%
State taxes—net	(3.9)	(7.0)	(4.3)
Research and development tax credits	(2.6)	(2.5)	(1.3)
Other	2.4	(2.6)	2.9
Change in valuation allowance	38.1	46.1	36.7

Effective tax rate	0%	0%	0%

The components of the deferred tax assets and liabilities at January 1, 2006 and January 2, 2005, respectively, are as follows (dollars in thousands):

	January 1, 2006	January 2, 2005
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$69,601	$62,658
Capitalized research and development expenses	17,727	15,772
Inventory	169	370
Advance payments	2,231	295
Accrued compensation	253	298
Other accruals	130	158
Tax credits	7,275	6,201
Other	38	60
Depreciation	(832)	(705)

Total deferred tax asset	96,592	85,107
Valuation allowance	(96,592)	(85,107)

	$—	$—

As of January 1, 2006, we had a federal net operating loss and research and experimentation credit carryforwards of approximately $188 million and $5 million, respectively, which may be available to offset future federal income tax liabilities. These carryforwards expire at various dates starting in 2006 and going through 2025. We had approximately $25,000 of federal research and development credits expire in 2004, none in 2005. We also had approximately $1 million of federal net operating losses generated in 1990 and approximately $15.7 million of Massachusetts net operating losses generated in 2000 that expired in 2005. We anticipate that approximately $45 million of federal net operating losses generated between 1991 and 1996 and approximately $48 million of Massachusetts net operating losses generated between 2001 and 2005, will expire over the next five years

We have recorded a deferred tax asset of approximately $4.9 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $4.9 million deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized. As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $96.6 million has been established at January 1, 2006.

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

NOTE 12. ARRANGEMENTS WITH GENZYME CORPORATION

From our inception, certain facilities and support services, including both research and administrative support, have been provided by Genzyme. For these services, we were charged $1,423,457, $2,919,077 and $3,514,851 for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively. These charges, which are set by Genzyme, represent an allocation of our proportionate share of Genzyme’s overhead costs using formulae which our management believes are reasonable based upon our use of the facilities and services. Also included in this amount are other costs for all periods presented, including payroll costs that are directly attributable to us and have been paid by Genzyme and charged to us.

In December 2005, Genzyme’s stock ownership fell below 10% and, as such, would not be considered a related party after that date.

Equity Position

Genzyme is our largest single shareholder, holding 4,924,919 shares of Common Stock as of January 1, 2006, which represented approximately 8.1% of the outstanding Common Stock. Genzyme also holds three Common Stock purchase warrants exercisable for 288,000, 55,833 and 29,491 shares of our Common Stock at prices of $4.88, $6.30 and $6.30 per share, respectively, which were the market prices of our Common Stock at the time the respective Genzyme warrants were issued. The expiration dates of these warrants range from December 2008 through November 2009. All of the shares held by Genzyme (including shares issuable on exercise of Genzyme warrants) are entitled to registration rights. Genzyme owned approximately 8.7% of our Common Stock on a fully diluted basis.

In April 1993, we entered into several agreements under which Genzyme has agreed to provide us various services, facilities and funding. Those still in effect are described below:

Services Agreement

Under the Services Agreement, we received certain basic laboratory and administrative support services in exchange for a fixed monthly fee. The monthly fee was adjusted annually based on the services to be provided and changes in Genzyme’s cost of providing the services. If we requested additional services from Genzyme, we agreed to pay Genzyme fully allocated costs of those services. Under the Services Agreement, we made payments of $101,000 for the fiscal year ended December 28, 2003. We no longer receive services from Genzyme under this agreement.

Sublease Agreement

Under the Sublease Agreement, we leased certain laboratory, research and office space from Genzyme in exchange for fixed monthly rent payments which approximate the estimated current rental value for such space. In addition, we reimburse Genzyme for it’s pro rata share of each appropriate facilities’ operating costs such as maintenance, cleaning, utilities and real estate taxes. The sublease is automatically renewed each year and is cancelable by us. Under the Sublease Agreement, we made payments for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, of $349,000, $352,000 and $356,000, respectively, and are committed to make a minimum annual rental payment of approximately $360,000 in 2006.

Technology Transfer Agreement

Under the Technology Transfer Agreement dated May 1, 1993, Genzyme transferred to us substantially all of its transgenic assets and liabilities, assigned its relevant contracts and licensed to us technology owned or controlled by it and relating to the production of recombinant proteins in the milk of transgenic animals (the “Field”) and the purification of proteins produced in that manner. The license is worldwide and royalty free as to Genzyme, although we are obligated to Genzyme’s licensors for any royalties due to it. As long as Genzyme owns less than 50% of us, Genzyme may use the transferred technology, or any other technology it subsequently acquires relating to the Field, for internal purposes only without any royalty obligation to us.

Research and Development Agreement

On July 31, 2001, we entered in to a services agreement with Genzyme pursuant to which Genzyme may perform manufacturing, research and development and regulatory services for the ATryn® program. Our payments to Genzyme are on a cost plus 5% basis. Related costs of $859,000, $2,390,000 and $2,934,000 were incurred in 2005, 2004 and 2003, respectively. These costs included amounts for clinical and regulatory support provided to us by Genzyme BV for the filing of the MAA for submission to market ATryn® in Europe. This agreement expired in August 2005 and services thereafter are being provided on a month to month basis.

In June of 2003, we entered into a Services Agreement with Genzyme under which we provided certain services to Genzyme for which Genzyme paid a monthly amount to us based on a rate we agreed upon with Genzyme, through December 31, 2004. The amounts paid were not material to any period.

First Negotiation Right for Commercializing ATryn®

If we choose to commercialize ATryn® with a marketing partner outside of Asia, Genzyme has an exclusive first right of negotiation for exclusive commercialization rights. This right is triggered on an indication-by-indication basis at such time as we apply for marketing approval with a regulatory authority. This right does not apply if we have already entered into a collaboration or other agreement with a prospective research, development and marketing partner prior to such regulatory submission. It also no longer applies to the LEO territories.

ATIII LLC Re-Acquisition

In 1997, we established the ATIII LLC joint venture with Genzyme for the marketing and distribution rights of ATryn® in all territories other than Asia. In July 2001, we reacquired Genzyme’s ownership interest in the joint venture in exchange for a royalty to Genzyme based on our sales of ATryn®, if any, outside of Asia commencing three years after the first commercial sale, up to a cumulative maximum of $30 million.

NOTE 13. JOINT VENTURES

Taurus hSA LLC

In late 2002, we restructured our relationship with Fresenius AG for the therapeutic blood expander market into a joint venture, called Taurus hSA LLC or the Taurus Joint Venture, to include the development of rhA program as an excipient. The Taurus Joint Venture will manage development of our rhA for both the excipient and blood expander markets. We currently have a 58.1% interest in the joint venture. Each party has the right, but not the obligation, to make future contributions to the Taurus Joint Venture. The joint venture structure allows the development of the excipient market with the potential to attract additional marketing or strategic partners that may also assist with the financing of the joint venture. Ownership interests will be adjusted based on future levels of financial participation from existing and new partners. We are engaged in ongoing discussions with third parties to obtain further financing for the Taurus Joint Venture and we have also developed alternative plans to advance the joint venture using its existing resources with limited external financing. Along with Fresenius, we have made available all relevant commercial licenses, manufacturing and marketing rights, and intellectual property to enable the joint venture to operate worldwide in both the excipient and blood expander markets. The existence of the Taurus Joint Venture is perpetual unless terminated or dissolved earlier in accordance with the terms of the agreement. Upon any liquidation, sale or other disposition of all, or substantially all of the assets of the Taurus Joint Venture, and after the payment of debts and liabilities, expenses of liquidation and any reserves for unforeseen liabilities or in-kind distributions, the net proceeds would be applied and distributed first to Fresenius and then to us, each according to relative percentage interest. Each member would also have reversion rights to any intellectual property it contributes to the Taurus Joint Venture. We consolidate the Taurus Joint Venture on our financial statements for financial reporting purposes.

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

NOTE 15. GEOGRAPHICAL INFORMATION

Net revenues from external customers are based on the location of the customer.

Geographic information for net revenues from external customers, by fiscal year, is presented in the table below:

	United States	Japan	Europe	Israel	Total
2005	$4,049	$—	$100	$3	$4,152
2004	6,379	3	244	—	6,626
2003	9,759	5	—	—	9,764

Of our long-lived assets, $7 million of intangible assets are located in an offshore subsidiary and the remaining $2 million are located in the United States.

Geographic information for long lived assets, by fiscal year, is presented in the table below:

	United States	United Kingdom	New Zealand	Total
2005	$13,971	$4,463	$450	$18,884
2004	$17,534	$4,140	$617	$22,291

NOTE 16. UNAUDITED RESULTS OF QUARTERLY OPERATIONS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$1,322	$1,017	$1,184	$629	(1)
Operating loss	(7,863)	(6,978)	(6,552)	(8,372)
Net loss	(8,033)	(7,120)	(6,695)	(8,264	)(2)
Net loss per share—basic and diluted	(0.18)	(0.15)	(0.14)	(0.15)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenue	$1,066	$1,439	$924	$3,197	(3)
Operating loss	(8,643)	(6,098)	(7,013)	(7,439)
Net loss	(8,576)	(6,259)	(7,150)	(7,508	)(4)
Net loss per share—basic and diluted	(0.26)	(0.16)	(0.18)	(0.19)

(1)	We successfully completed our transgenic development work in December 2004 on the Elan program. Under a further agreement with Elan in 2005, the program was scaled down and then concluded in the third quarter of 2005.

(2)	In the fourth quarter 2005, our expenses on the ATryn® program increased as a result of the manufacturing of material under our collaboration agreement with LEO.

(3)	In the fourth quarter of 2004, the development program with Elan was discontinued and therefore all of the previously deferred revenue was recognized in the fourth quarter of 2004.

(4)	In the fourth quarter of 2004, we recorded a charge of approximately $919,000 to research and development, reflecting the cost of inventory that was designated for use in a clinical study. Also in the fourth quarter of 2004, we recognized previously deferred contract costs of approximately $992,000 as a result of the discontinuation of the Elan development program.

NOTE 17. SUBSEQUENT EVENTS

Repayment of Genzyme Note

In January 2006, we repaid in full the Genzyme note, in the amount of $2.4 million, including the release of any and all liens.

CHMP Opinion on Marketing Authorization Application for ATryn®

On February 23, 2006, the CHMP issued a negative opinion on the market authorization application for the use of GTC’s ATryn® in patients with an hereditary deficiency of antithrombin. GTC has invoked the EMEA procedure for CHMP re-examination of the application for ATryn®. There can be no assurance that the CHMP will change its opinion as a result of the re-examination.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Framingham, Massachusetts on the 14th day of March 2006.

GTC BIOTHERAPEUTICS, INC.

By:	/s/ Geoffrey F. Cox
Geoffrey F. Cox
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Geoffrey F. Cox Geoffrey F. Cox	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ John B. Green John B. Green	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Robert W. Baldridge Robert W. Baldridge	Director	March 14, 2006

/s/ Kenneth A. Bauer Kenneth A. Bauer	Director	March 14, 2006

/s/ Francis J. Bullock Francis J. Bullock	Director	March 14, 2006

/s/ James A. Geraghty James A. Geraghty	Director	March 14, 2006

/s/ Michael J. Landine Michael J. Landine	Director	March 14, 2006

/s/ Pamela W. McNamara Pamela W. McNamara	Director	March 14, 2006

/s/ Marvin L. Miller Marvin L. Miller	Director	March 14, 2006

/s/ Alan W. Tuck Alan W. Tuck	Director	March 14, 2006

EXHIBIT INDEX

to Form 10-K for the Year Ended January 1, 2006

Exhibit No.	Description
3.1.1	Restated Articles of Organization of GTC, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated by reference herein.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated by reference herein.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated by reference herein.

3.1.4	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to GTC’s Registration Statement on Form S-8 filed with the Commission on June 2, 2000 (File No. 333-38490) and incorporated by reference herein.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of GTC and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated by reference herein.

3.1.6	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated by reference herein.

3.2	By-Laws of GTC, as amended. Filed as Exhibit 3.1 to GTC’s Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) (the “GTC S-1”) and incorporated by reference herein.

4.2	Shareholder Rights Agreement, dated as of May 31, 2001, between GTC and American Stock Transfer and Trust Company, as Rights Agent. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated by reference herein.

4.3	Warrant to Purchase Common Stock, dated as of June 26, 1997, issued to Government Land Bank d/b/a The MassDevelopment. Filed as Exhibit 4 to GTC’s Quarterly Report on Form 10-Q for the period ended June 29, 1997 (File No. 0-21794) and incorporated by reference herein.

4.4	Warrant to Purchase Common Stock, dated as of December 28, 1998, issued to Genzyme. Filed as Exhibit 4.11 to GTC’s Annual Report on Form 10-K for the year ended January 3, 1999 (File No. 0-21794) and incorporated herein by reference.

4.5	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme. Filed as Exhibit 8 to Genzyme’s Amendment No. 6 to Schedule 13D (File No. 005-46637) filed with the Commission on November 24, 1999 and incorporated by reference herein.

4.6	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme. Filed as Exhibit 9 to Genzyme’s Amendment No. 6 to Schedule 13D (File No. 005-46637) filed with the Commission on November 24, 1999 and incorporated by reference herein.

4.7	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated by reference herein.

4.8	Registration Rights Agreement between GTC and certain Stockholders named therein. Filed as Exhibit 10.53 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated by reference herein.

4.9	Registration Rights Agreement, dated as of July 30, 2003, between GTC and the Purchasers named therein. Filed as Exhibit 10.3 to GTC’s Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated by reference herein.

4.10	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.3 to GTC’s Current Report on Form 8-K filed August 8, 2005 (File No. 0-21794) and incorporated by reference herein.

4.11	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K filed on August 8, 2005 (File No. 0-21794) and incorporated by reference herein.

4.12	Form of Common Stock Purchase Warrant. Filed as Exhibit 4.4 to GTC’s Current Report on Form 8-K filed December 12, 2005 (File No. 0-21794) and incorporated by reference herein.

10.1*	Agreement between GTC and Gene Pharming Europe B.V., dated as of September 21, 1994. Filed as Exhibit 10.49 to GTC’s Form S-1 and incorporated by reference herein.

10.2	Research and Development Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.1 to the GTC S-1 and incorporated by reference herein.

10.3	Sublease Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.3 to the GTC S-1 and incorporated by reference herein.

10.4	License Agreement between GTC and Genzyme, as successor to IG Laboratories, Inc., dated as of May 1, 1993. Filed as Exhibit 10.4 to the GTC S-1 and incorporated by reference herein.

10.5*	United States Patent No. 4,873,191 Sublicense Agreement between Xenogen Corporation (formerly DNX, Inc.) and Genzyme Regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February 1, 1990; and letter of amendment, dated April 19, 1991. Filed together as Exhibit 10.3 to GTC’s Amended Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 0-21794) (the “GTC 2003 June 10-Q/A”) and incorporated by reference herein.

10.6	Lease dated March 26, 1999 between GTC and NDNE 9/90 Corporate Center LLC. Filed as Exhibit 10.1 to the GTC July 1999 10-Q and incorporated by reference herein.

10.7	Hazardous Materials Indemnity Agreement, December 28, 1998, between the GTC and Genzyme. Filed as Exhibit 10.28.5 to GTC’s Annual Report on Form 10-K for the year ended January 2, 2000 and incorporated by reference herein.

10.8*	License Agreement by and among GTC, Pharming Group N.V. and Pharming Intellectual Property B.V., dated June 21, 2002. Filed as Exhibit 10.3.1 to GTC’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 (the “GTC June 2002 10-Q”) and incorporated by reference herein.

10.9*	Amended and Restated License Agreement by and among Pharming Group, N.V. and Pharming Intellectual Property B.V. and GTC dated June 21, 2002. Filed as Exhibit 10.3.2 to the GTC June 2002 10-Q and incorporated by reference herein.

10.10*	Exclusive Development and License Agreement, dated as of June 8, 1999, between GTC and Advanced Cell Technology, Inc. Filed as Exhibit 10.21 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 0-21794) and incorporated by reference herein.

10.11*	Purchase Agreement between GTC and Genzyme, dated as of July 31, 2001. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-21794) (the “GTC September 2001 10-Q”) and incorporated by reference herein.

10.12*	Sublease Agreement by and between GTC and Antigenics, Inc., dated July 16, 2002. Filed as Exhibit 10.4 to the GTC June 2002 10-Q and incorporated by reference herein.

10.13*	Limited Liability Company Agreement of Taurus hSA LLC, dated as of December 20, 2002. Filed as Exhibit 10.20.1 to GTC’s 2002 10-K and incorporated by reference herein.

10.14*	Contribution and License Agreement by and between GTC and Taurus hSA LLC, dated as of December 20, 2002. Filed as Exhibit 10.20.2 to GTC’s 2002 10-K and incorporated by reference herein.

10.15*	Service Agreement by and between GTC and Cambrex Bio Science MA, Inc., dated as of August 20, 2002. Filed as Exhibit 10.21 to GTC’s 2002 10-K and incorporated by reference herein.

10.16	Master Security Agreement between General Electric Capital Corporation and GTC, dated as of May 26, 2004. Filed as Exhibit 99.1 to GTC’s Form 8-K filed on May 27, 2004 and incorporated by reference herein.

10.17	Promissory Note made by GTC in favor of General Electric Capital Corporation, dated May 26, 2004. Filed as Exhibit 99.2 to GTC’s Form 8-K filed on May 27, 2004 and incorporated by reference herein.

10.18	Promissory Note, dated February 25, 2005, by and between General Electric Capital Corporation and GTC. Filed as Exhibit 10.1 to GTC’s Form 8-K filed on March 2, 2005 and incorporated by reference herein.

10.19	First Amendment, dated as of December 11, 2003, to the Merrimack Agreement. Filed as Exhibit 10.21.2 to the GTC 2003 10-K and incorporated by reference herein.

10.20*	Licensing and Supply Agreement by and between GTC and LEO Pharma A/S, dated as of October 31, 2005. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K/A filed on November 28, 2005 (File No. 0-21794) and incorporated by reference herein.

10.21*	Master Agreement Relating to the Production of Clarified Goat’s Milk Containing Recombinant Human Alpha Fetoprotein by and between GTC and Merrimack Pharmaceuticals, Inc., dated September 9, 2005. Filed herewith.

10.22*	Manufacturing Agreement by and between GTC and Merrimack Pharmaceuticals, Inc., dated September 9, 2005. Filed herewith.

10.23	Form of Lock-up Agreement. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K filed on December 27, 2005 (File No. 0-21794) incorporated by reference herein.

10.24**	GTC Amended and Restated 1993 Equity Incentive Plan. Filed as Exhibit 10.7 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 0-21794) and incorporated by reference herein.

10.25**	GTC 2002 Equity Incentive Plan. Filed as Exhibit 10.6 to GTC’s Amended Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 0-21794) and incorporated by reference herein.

10.26**	GTC 2002 Employee Stock Purchase Plan. Filed as Exhibit 10.7 to the GTC March 2002 10-Q and incorporated by reference herein.

10.27	GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as Exhibit 10.9 to the GTC S-1 and incorporated by reference herein.

10.28	GTC Form of Agreement Not to Compete. Filed as Exhibit 10.10 to the GTC S-1 and incorporated by reference herein.

10.29	Form of Indemnification Agreement between GTC and its directors. Filed as Exhibit 10.12 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-21794) and incorporated by reference herein. Such agreements are materially different only as to the signing directors and the dates of execution.

10.30**	Executive Compensation Disclosure Schedule. Filed herewith.

10.31**	Employment Agreement, dated as of March 27, 1996, between GTC and Harry Meade. Filed as Exhibit 10.44 to GTC’s Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated by reference herein.

10.32.1**	Amended and Restated Employment Agreement, dated as of August 28, 1997, between GTC and John B. Green. Filed as Exhibit 10.2 to the GTC September 1997 10-Q and incorporated by reference herein.

10.32.2**	Amendment No. 1 to Employment Agreement between GTC and John B. Green. Filed as Exhibit 10.3 to GTC’s Quarterly Report for the period ended September 27, 1998 (File No. 0-21794) and incorporated by reference herein.

10.33**	Executive Employment Agreement, dated as of July 18, 2001, between GTC and Geoffrey F. Cox. Filed as Exhibit 10.2 to the GTC September 2001 10-Q and incorporated by reference herein.

10.34**	Management Agreement between GTC and Daniel Woloshen dated as of May 27, 1999. Filed as Exhibit 10.1 to GTC’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 (File No. 0-21794) (the “GTC March 2003 10-Q”) and incorporated by reference herein.

10.35**	Management Agreement between GTC and Gregory Liposky dated as of June 14, 2000. Filed as Exhibit 10.2 to the GTC March 2003 10-Q and incorporated by reference herein.

21	List of Subsidiaries. Filed herewith.

23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

**	Indicates a management contract or compensatory plan.