Form 10-Q
period 2006-07-02
GTC BIOTHERAPEUTICS INC
filed 2006-08-04
CIK 904973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer” and “Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (Check one)  Large accelerated filer ☐ Accelerated filer ☒     Non-accelerated filer ☐

Indicate by check whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30 , 2006
Common Stock, $0.01 par value	73,439,808

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

GTC BIOTHERAPEUTICS, INC.

PAGE #

PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements	4

Consolidated Balance Sheets as of July 2, 2006, and January 1, 2006 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Three Months and Fiscal Six Months Ended July 2, 2006 and July 3, 2005 (Unaudited)	5

Consolidated Statements of Cash Flows for the Fiscal Six Months Ended July 2, 2006 and July 3, 2005 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4—Controls and Procedures	18

PART II. OTHER INFORMATION

ITEM 4—Submission of Matters to a Vote of Security Holders	19

ITEM 6—Exhibits	19

SIGNATURES	20

PART I—FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands except share amounts)

	July 2,	January 1,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$13,262	$26,351
Marketable securities	6,183	9,818
Accounts receivable and unbilled contract revenue	518	204
Inventory	609	1,343
Other current assets	1,010	1,207
Total current assets	21,582	38,923
Net property, plant and equipment	15,683	16,735
Net intangible assets	8,507	9,024
Other assets	1,570	1,587
Restricted cash	450	450
Total assets	$47,792	$66,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,919	$4,327
Accrued liabilities	3,614	3,627
Accrued liabilities - Genzyme	2,100	3,108
Deferred contract revenue	3,910	2,877
Current portion of long-term debt and capital leases	4,192	3,997
Note payable - Genzyme	—	2,386
Total current liabilities	18,735	20,322
Long-term deferred contract revenue	3,977	2,663
Long-term debt and capital leases, net of current portion	4,919	7,005
Deferred lease obligation	20	20
Total liabilities	27,651	30,010
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 64,219,911and 63,467,874 shares issued and 61,399,911and 60,647,874 shares outstanding at July 2, 2006 and January 1, 2006, respectively	613	606
Capital in excess of par value - common stock	246,926	245,930
Accumulated deficit	(227,384)	(209,784)
Accumulated other comprehensive loss	(14)	(43)
Total shareholders’ equity	20,141	36,709
Total liabilities and shareholders’ equity	$47,792	$66,719

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, dollars in thousands except per share amounts)

Fiscal three months ended	Fiscal six months ended

	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005

Revenue	$416	$1,017	$2,617	$2,339

Costs of revenue and operating expenses:
Cost of revenue	1,214	906	2,437	2,279
Research and development	5,854	5,188	13,332	10,605
Selling, general and administrative	2,425	1,901	4,462	4,296

	9,493	7,995	20,231	17,180

Operating loss	(9,077)	(6,978)	(17,614)	(14,841)
Other income (expense):
Interest income	212	131	491	252
Interest expense	(248)	(273)	(503)	(612)
Other income	16	-	26	48

Net loss	$(9,097)	$(7,120)	$(17,600)	$(15,153)

Net loss per common share (basic and diluted)	$(0.15)	$(0.15)	$(0.29)	$(0.33)

Weighted average number of common shares outstanding (basic and diluted)	61,397	46,835	61,085	45,836

Comprehensive loss:
Net loss	$(9,097)	$(7,120)	$(17,600)	$(15,153)
Other comprehensive loss:
Change in unrealized holding loss on securities available for sale	(15)	(34)	(29)	(42)

Total other comprehensive loss	(15)	(34)	(29)	(42)

Comprehensive loss	$(9,112)	$(7,154)	$(17,629)	$(15,195)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Fiscal six months ended
	July 2,	July 3,
	2006	2005

Cash flows from operating activities:
Net loss	$(17,600)	$(15,153)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,730	2,063
Stock based compensation	291	-
Amortization discount on marketable securities	(280)	(174)
Non-cash common stock issuance to GTC savings and retirement plan	184	193
Inventory write-down	2,063	419
Loss on disposal of fixed assets	-	(28)
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(314)	552
Inventory	(1,329)	(231)
Other assets and liabilities	214	8
Accounts payable	592	434
Accrued liabilities	546	(410)
Accrued liabilities - Genzyme	(1,008)	(251)
Deferred contract revenue	2,347	710

Net cash used in operating activities	(12,564)	(11,868)
Cash flows from investing activities:
Purchase of property, plant and equipment	(161)	(265)
Sale of property, plant, and equipment	-	651
Purchase of marketable securities	(8,892)	(6,532)
Redemption of marketable securities	12,836	14,345

Net cash (used in) provided by investing activities	3,783	8,199
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	(68)	9,655
Net proceeds from employee stock purchase plan	37	162
Net proceeds from long-term debt	-	2,400
Repayment of long-term debt	(4,277)	(3,670)

Net cash (used in) provided by financing activities	(4,308)	8,547

Net (decrease) increase in cash and cash equivalents	(13,089)	4,878
Cash and cash equivalents at beginning of period	26,351	1,835

Cash and cash equivalents at end of period	$13,262	$6,713

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of GTC Biotherapeutics, Inc., or GTC, for the fiscal year ended January 1, 2006 (referred to as the 2005 Form 10-K) and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

The financial statements for the fiscal six months ended July 2, 2006 and July 3, 2005, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $227.4 million at July 2, 2006. The primary sources of additional capital raised in 2005, 2004 and 2003 have been equity financings and debt financings. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities.  However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

2. Accounting Policies:

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2005 Form 10-K other than the adoption of  Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, SFAS 123(R), as described below.

Accounting for Employee Equity Plans

We have various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which directly or indirectly selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of awards. In 1993, our Board of Directors adopted and our shareholders approved the 1993 Equity Incentive Plan, or the 1993 Plan and the 1993 Director Stock Option Plan, or the Director Plan. In 2002, our Board of Directors adopted and our shareholders approved the 2002 Equity Incentive Plan, or the 2002 Plan, and subsequently approved the inclusion of shares that became available after options granted under the 1993 Plan and the Director Plan are forfeited or expire by their terms.

As of July 2, 2006, 5,842,761 shares of Common Stock were reserved for future issuance under all equity incentive plans pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. To date, all options have been issued at 100% or greater of the fair value at the grant date. The 2002 Plan also permits us to assume outstanding options in an acquisition without using shares reserved under the 2002 Plan.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 2, 2006. Under the modified prospective approach, compensation expense recognized for the first and second quarters of fiscal 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested on, January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), and compensation expense for all share-based payments granted subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 2, 2006, the net loss for the fiscal three months ended July 2, 2006 was approximately $87,000 higher and for the fiscal six months ended July 2, 2006 was approximately $292,000 higher than if we had continued to account for share-based compensation under APB Opinion 25. There was no material impact on the net loss per share for the fiscal three months or fiscal six months ended July 2, 2006.

The following table illustrates the effect on net loss and net loss per share had we accounted for share-based compensation in accordance with SFAS 123(R) for the fiscal three and six months ended July 3, 2005:

	Fiscal three months ended	Fiscal six months ended
	July 3, 2005	July 3, 2005

Net loss, as reported (in thousands)	$(7,120)	$(15,153)
Deduct: Total stock-based employee and
director compensation expense determined
under fair-value-based method for all awards	(384)	(955)

Pro forma net loss	$(7,504)	$(16,108)

Net loss available per common share
(basic and diluted):
As reported	$(0.15)	$(0.33)
Pro forma	$(0.16)	$(0.35)

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Fiscal three months ended		Fiscal six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Stock Options and Awards:
Expected life	6 years	5 years	6 years	5 years
Expected volatility	90%	90%	90%	95%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.98%	3.70%	4.77%	3.70%

Employee Stock Purchase Plan:
Expected life	3 months	6 months	3 months	6 months
Expected volatility	90%	90%	90%	95%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.02%	2.54%	4.85%	2.03%

The weighted average estimated fair value at the date of grant for options granted in the second quarter of 2006 was $0.97 per share and was $0.71 for the second quarter of 2005. The weighted average estimated fair value at the date of grant for options granted during the first six months of 2006 was $0.80 and was $1.20 for the first six months of 2005.

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

Stock option activity for the first six months of 2006 is summarized as follows:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Options	Exercise	Exercise	Term	Intrinsic
	Outstanding	Price	Price	in Years	Value

Outstanding at January 1, 2006	4,416,186	$ 0.81 - $ 37.75	$ 4.85

Granted	612,600	1.00 - 1.80	1.05

Exercised	-	-	-
Canceled	(134,340)	1.03 - 17.31	6.75

Outstanding at July 2, 2006	4,894,446	$ 0.81 - $ 37.75	$ 4.32	6.40	$ 5,875

Exercisable at July 2, 2006	3,786,606		$ 5.15	5.70	$ 4,745

As of July 2, 2006, there was $988,308 of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.7 years.

At July 2, 2006, a total of 948,314 shares were available for grant under the Equity Incentive Plan.

Net Loss per Common Share

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of warrants, stock options and stock to be issued under the defined contribution retirement plan totaled 13.2 million and 6 million at July 2, 2006 and July 3, 2005, respectively. Since we were in a net loss position at July 2, 2006 and July 3, 2005, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive.

3.	Inventory:

Inventory consists of:

	At July 2, 2006	At January 1, 2006
Raw materials	$-	$112
Work in process	609	1,231
Total inventory	$609	$1,343

We value inventory at the lower of cost or market using the first-in, first-out method. Inventories on hand at July 2, 2006, and January 1, 2006 are related to ATryn®, which we expect will be sold to LEO for clinical trials. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense.

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

During the first six months of 2005, we wrote off approximately $419,000 of the inventory that was designated for our own clinical trials as well as $47,000 of inventory that was used for development purposes and expected to expire prior to sale. During the first six months of 2006, we also recorded a net realizable value write-down of approximately $2.1 million resulting from lower than anticipated campaign yields in manufacture of inventory that was in process at the end of 2005 as well as costs resulting from producing qualification batches in excess of the maximum selling price to LEO for clinical trial product.

4. Accrued Liabilities:

Accrued liabilities included the following:

	At July 2, 2006	At January 1, 2006
Accrued payroll and benefits	$1,642	$1,523
Accrued bonuses	555	868
Other	1,417	1,236
Total accrued expenses	$3,614	$3,627

5. Intangible Assets:

Our intangible assets consist of:

		(dollars in thousands)
	Amortization Life	July 2, 2006	January 1, 2006
Marketing rights	15 years	$11,210	$11,210
Accumulated amortization—marketing rights		(4,359)	(3,986)
Net		6,851	7,224
Technology licenses	10 years to 15 years	3,379	3,379
Accumulated amortization — technology licenses		(1,723)	(1,579)
Net		1,656	1,800
Total intangible assets, net		$8,507	$9,024

Amortization expense was $259,000 for the fiscal three months ended July 2, 2006 and July 3, 2005, and $517,000 for the fiscal six months ended July 2, 2006 and July 3, 2005.

The estimated aggregate amortization expense for the next five years is as follows:

Six months remaining in 2006	$517,000
2007	$1,035,000
2008	$1,035,000
2009	$926,000
2010	$849,000
2011 and thereafter	$4,145,000

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The effect, if any, of adopting FIN 48 on our financial position and results of operations has not been finalized.

9. Subsequent Event:

Registered Direct Offering:

In July 2006, we sold in a registered direct offering to institutional investors 12 million shares of our Common Stock at $1.38 per share and 10-year warrants to purchase an aggregate of 7.8 million shares of our Common Stock at an exercise price of $1.4145 per share. The shares and warrants (including the shares issuable upon exercise of the warrants) were issued under a shelf registration statement. We received approximately $16.2 million in proceeds from this sale, net of approximately $1.3 million in offering costs and fees.

European Commission Approval of ATryn®:

In August 2006, the European Commission granted market authorization to ATryn® for prophylaxis of venous thromboembolism in surgery of patients with congenital antithrombin deficiency. ATryn® is the first transgenically produced protein to be approved for human therapeutic use anywhere in the world. ATryn® is also the first recombinant antithrombin product approved anywhere in the world and the first antithrombin product, whether recombinant or derived from the human blood supply, that has been approved through the centralized EMEA procedure for use in all 25 countries of the European Union.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. We are focused primarily on using our transgenic technology in our internal programs to develop and produce products for use in critical care. Our lead product candidate is a recombinant form of human antithrombin known as ATryn®, which is being developed for patients with both hereditary and acquired antithrombin deficiency. In June 2006, the Committee for Medical Products for Human Use, or CHMP, of the European Medicines Agency, or EMEA, adopted a positive opinion on ATryn® for use in patients with hereditary antithrombin deficiency undergoing surgical procedures. In August 2006, the European Commission granted formal market authorization to ATryn®.

We also use our transgenic technology in our external programs to produce therapeutic products for our partners. For our external programs, we enter into licensing and development agreements with partners to use our transgenic technology to develop, produce and purify recombinant forms of therapeutic proteins. Historically, we have operated on a service contract basis, generally receiving fees for the development of the production platform and production and purification of the proteins. We have begun structuring our agreements with our partners in our external programs so that we also receive payments based on future developments related to the proteins, such as downstream partnering with third parties and the collection of royalties. Substantially all of our second quarter 2006 and second quarter 2005 revenues were derived from our external programs.

We have operated at a net loss since our inception in 1993. We are dependent upon funding from equity financings, partnering agreements and short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations.

In November 2005, we entered into an exclusive collaboration agreement with LEO Pharma A/S of Denmark to develop and market ATryn® for markets in LEO’s territories of Europe, the Middle East, and Canada. The agreement includes up to $73 million (USD) in potential milestone payments to GTC for meeting regulatory, clinical and sales goals. These payments include a total of $5 million for achieving approval of ATryn® for the hereditary antithrombin deficiency indication in Europe, of which we received $2 million upon signing of the agreement and $1 million upon the adoption of the CHMP’s positive opinion in June 2006. Both of these payments are non-refundable. An additional non-refundable milestone payment of $2 million became payable to us by LEO upon the European Commission's final market authorization of ATryn® that was issued in August 2006. These milestone revenues will be recognized over the life of the agreement on a straight-line basis beginning with the first delivery of ATryn® material to LEO. In December 2005 we also received a payment of $1.4 million as an advance for the future sale to LEO of clinical material that LEO has committed to purchase. The revenue related to the $1.4 million payment will be recognized upon delivery of the material. As of July 2, 2006, the $4.4 million received from LEO is accounted for as deferred revenue. Under our agreement we will be responsible for production of ATryn® and will receive a transfer price for all ATryn®  sold to LEO. We anticipate that the transfer price will exceed our costs of production once we reach significant production levels. We will also receive a royalty on LEO’s commercial sales. LEO has exclusive rights for sales and marketing of ATryn® in all indications in LEO’s territories as well as responsibility for negotiation of country-specific reimbursement rates and the clinical and regulatory development of ATryn® for acquired antithrombin deficiency indications.  Market launch of  ATryn®  for the approved indication is targeted for the second quarter of 2007 on a country-by-country basis as reimbursement rates are finalized.  We will retain all rights to ATryn® in all other territories.

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

Prior to January 2, 2006, we accounted for employee equity awards using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, or SFAS123, Accounting for Stock-Based Compensation. As of January 2, 2006 we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”, SFAS 123(R), to account for employee equity awards. The Black-Scholes option pricing model requires the input of the fair value of our stock at the date of grant of an equity award, which is based on the closing price on the date of grant, as well as the input of several subjective assumptions including: the expected life of the award, the expected volatility at the time the award is granted, and the expected forfeiture rate at the time the award is granted. We calculate expected volatility for stock options and other equity awards using historical volatility. Our current estimate of expected stock price volatility is 90%; expected award life is six years. The estimated fair value of our equity awards as calculated by the Black-Scholes option pricing model is amortized, over the vesting period, which is four years.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee equity awards. Also, the accounting estimate of share-based compensation expense is reasonably likely to change from period to period as further equity awards are granted and adjustments are made for equity award forfeitures and cancellations.

Included within the statements of operations for the fiscal three and six months ended July 2, 2006 are the following charges for share-based compensation:

	Fiscal Three months ended July 2, 2006	Fiscal Six months ended July 2, 2006
Research and development expense	$ 44	$ 158
Selling, general and administrative expense	43	134
Total share-based compensation	$ 87	$ 292

Results of Operations The key components to our losses are costs of revenue, research and development expenses, and selling, general and administrative expenses.

Fiscal three months ended July 2, 2006, and July 3, 2005

	(dollars in thousands)
	July 2, 2006	July 3, 2005	$ Change	% Change
Revenue	$416	$1,017	$(601)	(59)%
Cost of revenue and operating expenses	$1,214	$906	$308	34%
Research and development	$5,854	$5,188	$666	13%
Selling, general and administrative	$2,425	$1,901	$524	28%

Revenue. During the second quarter of 2006, all of our revenues were derived from external development programs, primarily our Merrimack Pharmaceuticals program. During the second quarter of 2006, we also deferred $2.6 million of revenue ($1.4 million related to Merrimack and $1 million related to LEO) which will be recognized in future periods pursuant to our revenue recognition policy relating to multiple element arrangements. During the second quarter of 2005, $773,000 of our revenues were derived from external development programs, primarily those with Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $210,000 derived from the CD-137 program, which was funded by a FLAIR grant awarded by the National Cancer Institute, and $34,000 derived from the malaria program, which was funded by the National Institute of Allergy and Infectious Disease, or NIAID. The Tysabri program with Elan was completed in early 2005 and the NIAID ended its funding of the malaria program in August 2005 due to budgetary constraints. We expect revenues on external programs to continue to vary due to the nature and timing of our milestone-based research and development activities for these programs.

Cost of revenue. The increase in cost of revenue is primarily the result of the costs associated with the Merrimack program, including costs associated with the deferred revenue, offset by decreases in costs associated with the Elan and Centocor programs which were completed in 2005. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The second quarter 2006 research and development expense included $4.6 million related to the ATryn® program, an increase of $1.1 million as compared to $3.5 million in 2005. The increase was primarily due to the expense of manufacturing of clinical material in excess of the maximum selling price to LEO, support of the EMEA regulatory process, execution of the U.S. clinical trial, process development for scale up of the ATryn® manufacturing process and a net realizable value write-down of the ATryn® inventory resulting from costs of producing qualification batches in excess of the maximum selling price to LEO for clinical trial product. Details of expenses for the respective periods are as follows:

	(dollars in millions)
	2006	2005
Manufacturing of clinical material in excess of maximum selling price to LEO	$1.1	$0.4
EMEA regulatory process expenses	0.9	2.6
U.S. clinical trial expenses	1.3	0.5
Process development expenses	0.4	-
Net realizable value write-down of ATryn®	0.9	-
Total	$4.6	$3.5

The increase in ATryn®-related expense during the second quarter of 2006 was partially offset by a decrease in spending of approximately $622,000 on the CD-137 development program during the second quarter of 2006 as well as a net decrease in a number of other research and development programs as a result of the reallocation of resources to the ATryn® program.

Selling, general and administrative expense. The increase in selling, general and administrative expenses was primarily a result of increased legal costs and expenses related to the implementation of SFAS 123(R).

Fiscal six months ended July 2, 2006, and July 3, 2005

	(dollars in thousands)
	July 2, 2006	July 3, 2005	$ Change	% Change
Revenue	$2,617	$2,339	$278	12%
Cost of revenue and operating expenses	$2,437	$2,279	$158	7%
Research and development	$13,332	$10,605	$2,727	26%
Selling, general and administrative	$4,462	$4,296	$166	4%

Revenue. During the first six months of 2006, all of our revenues were derived from external development programs, primarily our Merrimack Pharmaceuticals program. During the first six months of 2005, $1.9 million of our revenues were derived from external development programs, primarily those with Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $210,000 derived from the CD-137 program and $208,000 derived from the malaria program. The Tysabri program with Elan was completed in early 2005 and the NIAID ended its funding of the malaria program in August 2005 due to budgetary constraints. The increase in revenues from external programs reflects the nature and timing of our milestone-based research and development activities for these programs.

Cost of revenue. The increase in cost of revenue is primarily the result of the costs associated with the Merrimack program, which were offset by the completion of the Tysabri program with Elan in early 2005 and the completion of the Centocor program in the forth quarter of 2005. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The first six months of 2006 research and development expense included $10.8 million related to the ATryn® program, an increase of $4.8 million as compared to $6 million in 2005. The increase was due in part to the expense of manufacturing of clinical material in excess of the maximum selling price to LEO, support of the EMEA regulatory process, execution of the U.S. clinical trial, process development for scale up of the ATryn® manufacturing process and a net realizable value write-down of the ATryn® inventory resulting from costs of producing qualification batches in excess of the maximum selling price to LEO for clinical trial product. Details of expenses for the respective periods are as follows:

	(dollars in millions)
	2006	2005
Manufacturing of clinical material in excess of maximum selling price to LEO	$4.4	$0.9
EMEA regulatory process expenses	1.8	4.0
U.S. clinical trial expenses	2.0	0.7
Process development expenses	0.5	-
Net realizable value write-down of ATryn®	2.1	0.4
Total	$10.8	$6.0

The increase in ATryn®-related expenses during the first six months of 2006 was partially offset by a decrease in spending of approximately $1.6 million on the CD-137 development program during the first six months of 2006 as well as a net decrease in a number of other research and development programs as a result of the reallocation of resources to the ATryn® program.

Selling, general and administrative expense. The increase in selling, general and administrative expenses was primarily a result of increased legal costs and expenses related to the implementation of SFAS 123(R).

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of equity financings, collaboration and grant revenue, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales, milestone payments and royalties occur and we achieve positive cash flow from operations. Our ability to raise future funds will be affected by the progress of clinical trials and the regulatory review of ATryn®, our ability to enter into new or expanded transgenic research and development collaborations, the terms of such collaborations, the results of research and development and preclinical testing of our other internal product candidates, and competitive and technological advances, as well as general market conditions.

We use our cash primarily to pay salaries and wages, facility and facility-related costs of office and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first six months of 2006 we had a net cash use of $16.8 million. Included in the net cash use was the final $2.4 million payment of a note payable to Genzyme which is a non-recurring payment. The net cash use without the payment made to Genzyme was $14.4 million which included principle and interest on all other long-term debt.  The Genzyme note payment was made with proceeds received in December 2005 from expansion of our term loan with GE Capital. . We estimate the net use of cash, exclusive of the Genzyme note payment, to be between $21 million and $25 million for the full year 2006. This estimate includes the cost of manufacturing additional ATryn® to supply clinical requirements in 2006.

In June 2006, we filed a shelf registration statement with the U.S. Securities and Exchange Commission registering for potential future offers up to $35 million of our securities, which may include common stock, warrants and convertible securities and any combination thereof.

On July 21, 2006, we sold in a registered direct offering to institutional investors 12 million shares of our Common Stock at $1.38 per share and 10-year warrants to purchase an aggregate of 7.8 million shares of our Common Stock at an exercise price of $1.4145 per share. The shares and warrants (including the shares issuable upon exercise of the warrants) were issued under a shelf registration statement. We received approximately $16.2 million in proceeds from this sale, net of approximately $1.3 million in offering costs and fees.

We had working capital of $2.8 million at July 2, 2006 compared to $18.6 million at January 1, 2006. On a proforma basis including the proceeds from the July registered direct offering we had working capital of $19 million.

Management believes that existing cash resources, including the proceeds from the July 2006 registered direct offering and potential future cash payments from new or existing partnering and licensing programs will be sufficient to fund operations into the first quarter of 2008. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

Credit Facility

Of our $9.1 million of outstanding long-term debt at July 2, 2006, approximately $4.2 million is classified as current, which reflects the amount due through June 2007 on our GE Capital term loan. In January 2006, we paid in full the $2.4 million outstanding on the $4.8 million Genzyme note.

During the first six months of 2006, our long-term debt outstanding under the GE Capital term loan was reduced by approximately $1.9 million.

Cash Flows Used in Operating Activities

Cash used in operating activities totaled $12.6 million and $11.9 million for the first fiscal six months of 2006 and 2005, respectively, an increase of approximately $700,000 in 2006. Cash used in operating activities for the first six fiscal months of 2006 included a net loss of $17.6 million, which was partially offset by certain non-cash charges of approximately $4 million, including an inventory write-down of approximately $2.1 million. Use of cash also included a decrease in accrued liabilities and other assets and liabilities of approximately $248,000, an increase of approximately $1.3 million in inventory related to the manufacturing of qualification batches for LEO and an increase of approximately $314,000 in accounts receivable. Sources of funds included an increase of approximately $2.3 million in advance payments from partners that were recorded as deferred revenue pursuant to our revenue recognition policy relating to multiple element arrangements and an increase of approximately $592,000 in accounts payable.

Cash Flows from Investing Activities

Cash flows from investing activities include $3.9 million in net redemptions of marketable securities in our portfolio and $161,000 used for purchases of capital equipment. We anticipate a reduced level of capital expenditures company-wide in 2006 as compared to 2005.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 8 of this Form 10-Q as well as in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2005 Form 10-K. We have reviewed the commitments and contingencies at July 2, 2006 and noted that there were no material changes or additions.

We are a party to license agreements for certain technologies. Certain of these agreements contain provisions for future royalties to be paid on commercial sales of products developed from the licensed technologies. Currently, the amounts payable under these agreements and any resulting commitments on our behalf are unknown and are not able to be estimated since the level of future sales, if any, is uncertain.

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

PART II.    OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 24, 2006. The following represents the results of voting on the proposals submitted to the Company’s stockholders to elect each of the following nominees to the Board of Directors for a three-year term:

Nominee	Total Vote “FOR”	Total Vote Withheld
Kenneth A. Bauer	52,753,736	1,718,325
Pamela W. McNamara	53,925,540	546,521
Marvin L. Miller	53,935,564	536,497

Each nominee received a plurality of the votes cast, and, therefore, has been duly elected a director of GTC. The directors whose term of office as a director continued after the meeting are Robert W. Baldridge, James A. Geraghty, Michael J. Landine, Francis J. Bullock, Geoffrey F. Cox and Alan W. Tuck.

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

Date: August 4, 2006	GTC BIOTHERAPEUTICS, INC.

By:	/s/ John B. Green
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