Form 10-K/A
period 2006-01-01
GTC BIOTHERAPEUTICS INC
filed 2006-10-05
CIK 904973

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This amendment is being filed solely to replace Exhibit 4.9 and add Exhibit 10.36 to our Annual Report on Form 10-K filed on March 15, 2006. This amendment does not reflect events occurring after the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K.

1

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Framingham, Massachusetts on the 5th day of October 2006.

GTC BIOTHERAPEUTICS, INC.

By:	/s/ Geoffrey F. Cox
Geoffrey F. Cox
Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

to Form 10-K/A for the Year Ended January 1, 2006

Exhibit No.	Description

3.1.1	Restated Articles of Organization of GTC, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated by reference herein.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated by reference herein.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated by reference herein.

3.1.4	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to GTC’s Registration Statement on Form S-8 filed with the Commission on June 2, 2000 (File No. 333-38490) and incorporated by reference herein.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of GTC and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated by reference herein.

3.1.6	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated by reference herein.

3.2	By-Laws of GTC, as amended. Filed as Exhibit 3.1 to GTC’s Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated by reference herein.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) (the “GTC S-1”) and incorporated by reference herein.

4.2	Shareholder Rights Agreement, dated as of May 31, 2001, between GTC and American Stock Transfer and Trust Company, as Rights Agent. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated by reference herein.

4.3	Warrant to Purchase Common Stock, dated as of June 26, 1997, issued to Government Land Bank d/b/a The MassDevelopment. Filed as Exhibit 4 to GTC’s Quarterly Report on Form 10-Q for the period ended June 29, 1997 (File No. 0-21794) and incorporated by reference herein.

4.4	Warrant to Purchase Common Stock, dated as of December 28, 1998, issued to Genzyme. Filed as Exhibit 4.11 to GTC’s Annual Report on Form 10-K for the year ended January 3, 1999 (File No. 0-21794) and incorporated herein by reference.

4.5	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme. Filed as Exhibit 8 to Genzyme’s Amendment No. 6 to Schedule 13D (File No. 005-46637) filed with the Commission on November 24, 1999 and incorporated by reference herein.

4.6	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme. Filed as Exhibit 9 to Genzyme’s Amendment No. 6 to Schedule 13D (File No. 005-46637) filed with the Commission on November 24, 1999 and incorporated by reference herein.

4.7	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K filed on August 4, 2003 (File No. 0-21794) and incorporated by reference herein.

4.8	Registration Rights Agreement between GTC and certain Stockholders named therein. Filed as Exhibit 10.53 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated by reference herein.

4.9	Series A Convertible Preferred Stock Purchase Agreement by and between GTC and Genzyme, dated May 1, 1993. Filed herewith.

4.10	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.3 to GTC’s Current Report on Form 8-K filed August 8, 2005 (File No. 0-21794) and incorporated by reference herein.

4.11	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K filed on August 8, 2005 (File No. 0-21794) and incorporated by reference herein.

4.12	Form of Common Stock Purchase Warrant. Filed as Exhibit 4.4 to GTC’s Current Report on Form 8-K filed December 12, 2005 (File No. 0-21794) and incorporated by reference herein.

10.1*	Agreement between GTC and Gene Pharming Europe B.V., dated as of September 21, 1994. Filed as Exhibit 10.49 to GTC’s Form S-1 and incorporated by reference herein.

10.2	Research and Development Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.1 to the GTC S-1 and incorporated by reference herein.

10.3	Sublease Agreement between GTC and Genzyme, dated as of May 1, 1993. Filed as Exhibit 10.3 to the GTC S-1 and incorporated by reference herein.

10.4	License Agreement between GTC and Genzyme, as successor to IG Laboratories, Inc., dated as of May 1, 1993. Filed as Exhibit 10.4 to the GTC S-1 and incorporated by reference herein.

10.5*	United States Patent No. 4,873,191 Sublicense Agreement between Xenogen Corporation (formerly DNX, Inc.) and Genzyme Regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February 1, 1990; and letter of amendment, dated April 19, 1991. Filed together as Exhibit 10.3 to GTC’s Amended Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 0-21794) (the “GTC 2003 June 10-Q/A”) and incorporated by reference herein.

10.6	Lease dated March 26, 1999 between GTC and NDNE 9/90 Corporate Center LLC. Filed as Exhibit 10.1 to the GTC July 1999 10-Q and incorporated by reference herein.

10.7	Hazardous Materials Indemnity Agreement, December 28, 1998, between the GTC and Genzyme. Filed as Exhibit 10.28.5 to GTC’s Annual Report on Form 10-K for the year ended January 2, 2000 and incorporated by reference herein.

10.8*	License Agreement by and among GTC, Pharming Group N.V. and Pharming Intellectual Property B.V., dated June 21, 2002. Filed as Exhibit 10.3.1 to GTC’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 (the “GTC June 2002 10-Q”) and incorporated by reference herein.

10.9*	Amended and Restated License Agreement by and among Pharming Group, N.V. and Pharming Intellectual Property B.V. and GTC dated June 21, 2002. Filed as Exhibit 10.3.2 to the GTC June 2002 10-Q and incorporated by reference herein.

10.10*	Exclusive Development and License Agreement, dated as of June 8, 1999, between GTC and Advanced Cell Technology, Inc. Filed as Exhibit 10.21 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 0-21794) and incorporated by reference herein.

10.11*	Purchase Agreement between GTC and Genzyme, dated as of July 31, 2001. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-21794) (the “GTC September 2001 10-Q”) and incorporated by reference herein.

10.12*	Sublease Agreement by and between GTC and Antigenics, Inc., dated July 16, 2002. Filed as Exhibit 10.4 to the GTC June 2002 10-Q and incorporated by reference herein.

10.13*	Limited Liability Company Agreement of Taurus hSA LLC, dated as of December 20, 2002. Filed as Exhibit 10.20.1 to GTC’s 2002 10-K and incorporated by reference herein.

10.14*	Contribution and License Agreement by and between GTC and Taurus hSA LLC, dated as of December 20, 2002. Filed as Exhibit 10.20.2 to GTC’s 2002 10-K and incorporated by reference herein.

10.15*	Service Agreement by and between GTC and Cambrex Bio Science MA, Inc., dated as of August 20, 2002. Filed as Exhibit 10.21 to GTC’s 2002 10-K and incorporated by reference herein.

10.16	Master Security Agreement between General Electric Capital Corporation and GTC, dated as of May 26, 2004. Filed as Exhibit 99.1 to GTC’s Form 8-K filed on May 27, 2004 and incorporated by reference herein.

10.17	Promissory Note made by GTC in favor of General Electric Capital Corporation, dated May 26, 2004. Filed as Exhibit 99.2 to GTC’s Form 8-K filed on May 27, 2004 and incorporated by reference herein.

10.18†	Promissory Note, dated February 25, 2005, by and between General Electric Capital Corporation and GTC.

10.19	First Amendment, dated as of December 11, 2003, to the Merrimack Agreement. Filed as Exhibit 10.21.2 to the GTC 2003 10-K and incorporated by reference herein.

10.20*	Licensing and Supply Agreement by and between GTC and LEO Pharma A/S, dated as of October 31, 2005. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K/A filed on November 28, 2005 (File No. 0-21794) and incorporated by reference herein.

10.21*†	Master Agreement Relating to the Production of Clarified Goat’s Milk Containing Recombinant Human Alpha Fetoprotein by and between GTC and Merrimack Pharmaceuticals, Inc., dated September 9, 2005.

10.22*†	Manufacturing Agreement by and between GTC and Merrimack Pharmaceuticals, Inc., dated September 9, 2005.

10.23	Form of Lock-up Agreement. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K filed on December 27, 2005 (File No. 0-21794) incorporated by reference herein.

10.24**	GTC Amended and Restated 1993 Equity Incentive Plan. Filed as Exhibit 10.7 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 0-21794) and incorporated by reference herein.

10.25**	GTC 2002 Equity Incentive Plan. Filed as Exhibit 10.6 to GTC’s Amended Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 0-21794) and incorporated by reference herein.

10.26**	GTC 2002 Employee Stock Purchase Plan. Filed as Exhibit 10.7 to the GTC March 2002 10-Q and incorporated by reference herein.

10.27	GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as Exhibit 10.9 to the GTC S-1 and incorporated by reference herein.

10.28	GTC Form of Agreement Not to Compete. Filed as Exhibit 10.10 to the GTC S-1 and incorporated by reference herein.

10.29	Form of Indemnification Agreement between GTC and its directors. Filed as Exhibit 10.12 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-21794) and incorporated by reference herein. Such agreements are materially different only as to the signing directors and the dates of execution.

10.30**†	Executive Compensation Disclosure Schedule.

10.31**	Employment Agreement, dated as of March 27, 1996, between GTC and Harry Meade. Filed as Exhibit 10.44 to GTC’s Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated by reference herein.

10.32.1**	Amended and Restated Employment Agreement, dated as of August 28, 1997, between GTC and John B. Green. Filed as Exhibit 10.2 to the GTC September 1997 10-Q and incorporated by reference herein.

10.32.2**	Amendment No. 1 to Employment Agreement between GTC and John B. Green. Filed as Exhibit 10.3 to GTC’s Quarterly Report for the period ended September 27, 1998 (File No. 0-21794) and incorporated by reference herein.

10.33**	Executive Employment Agreement, dated as of July 18, 2001, between GTC and Geoffrey F. Cox. Filed as Exhibit 10.2 to the GTC September 2001 10-Q and incorporated by reference herein.

10.34**	Management Agreement between GTC and Daniel Woloshen dated as of May 27, 1999. Filed as Exhibit 10.1 to GTC’s Quarterly Report on Form 10-Q for the period ended March 30, 2003 (File No. 0-21794) (the “GTC March 2003 10-Q”) and incorporated by reference herein.

10.35**	Management Agreement between GTC and Gregory Liposky dated as of June 14, 2000. Filed as Exhibit 10.2 to the GTC March 2003 10-Q and incorporated by reference herein.

10.36	Promissory Note, dated December 24, 2005, by and between General Electric Capital Corporation and GTC. Filed herewith.

21†	List of Subsidiaries.

23†	Consent of PricewaterhouseCoopers LLP.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32†	Certifications pursuant to 18 U.S.C. Section 1350.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
**	Indicates a management contract or compensatory plan.
†	Previously filed as an exhibit to GTC’s Annual Report on Form 10-K, filed on March 15, 2006.