Form 10-Q
period 2006-10-01
GTC BIOTHERAPEUTICS INC
filed 2006-11-03
CIK 904973

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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
Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.01 par value	73,614,060

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

GTC BIOTHERAPEUTICS, INC.

PAGE #
PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements	4

Consolidated Balance Sheets as of October 1, 2006, and January 1, 2006 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Three Months and Fiscal Nine Months Ended October 1, 2006 and October 2, 2005 (Unaudited)	5

Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended October 1, 2006 and October 2, 2005 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4—Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 6—Exhibits	21

SIGNATURES	22

PART I—FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands except share amounts)

	October 1, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,449	$26,351
Marketable securities	15,896	9,818
Accounts receivable and unbilled contract revenue	187	204
Inventory	807	1,343
Other current assets	1,242	1,207
Total current assets	31,581	38,923
Net property, plant and equipment	15,463	16,735
Net intangible assets	7,751	9,024
Other assets	1,560	1,587
Restricted cash	450	450
Total assets	$56,805	$66,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,678	$4,327
Accrued liabilities	3,918	3,627
Accrued liabilities - Genzyme	2,278	3,108
Deferred contract revenue	4,963	2,877
Current portion of long-term debt and capital leases	4,296	3,997
Note payable - Genzyme	—	2,386
Total current liabilities	21,133	20,322
Long-term deferred contract revenue	5,476	2,663
Long-term debt and capital leases, net of current portion	3,806	7,005
Deferred lease obligation	20	20
Total liabilities	30,435	30,010
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares were issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 76,382,852 and 63,467,874 shares issued and 73,562,852 and 60,647,874 shares outstanding at October 1, 2006 and January 1, 2006, respectively	736	606
Capital in excess of par value - common stock	263,335	245,930
Accumulated deficit	(237,701)	(209,784)
Accumulated other comprehensive loss	—	(43)
Total shareholders’ equity	26,370	36,709
Total liabilities and shareholders’ equity	$56,805	$66,719

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended		Fiscal nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005

Revenue	$690	$1,184	$3,307	$3,523

Costs of revenue and operating expenses:
Cost of revenue	1,612	767	4,049	3,046
Research and development	6,846	4,778	20,178	15,383
Selling, general and administrative	2,667	2,191	7,129	6,487

	11,125	7,736	31,356	24,916

Operating loss	(10,435)	(6,552)	(28,049)	(21,393)
Other income (expense):
Interest income	325	129	816	381
Interest expense	(224)	(272)	(727)	(884)
Other income	17	-	43	48

Net loss	$(10,317)	$(6,695)	$(27,917)	$(21,848)

Net loss per common share (basic and diluted)	$(0.14)	$(0.14)	$(0.43)	$(0.46)

Weighted average number of common shares outstanding (basic and diluted)	71,658	49,355	64,609	47,009

Comprehensive loss:
Net loss	$(10,317)	$(6,695)	$(27,917)	$(21,848)
Other comprehensive loss:
Change in unrealized holding loss on securities available for sale	(14)	(21)	(43)	(63)

Total other comprehensive loss	(14)	(21)	(43)	(63)

Comprehensive loss	$(10,331)	$(6,716)	$(27,960)	$(21,911)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Fiscal nine months ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net loss	$(27,917)	$(21,848)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,651	2,981
Stock based compensation	592	-
Amortization of discount on marketable securities	(337)	(97)
Non-cash common stock issuance to GTC savings and retirement plan	184	193
Inventory write-down	1,343	419
Write off of intangible asset	497	-
Loss on disposal of fixed assets	1	(28)
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	17	503
Inventory	(807)	(244)
Other assets and liabilities	123	122
Accounts payable	1,351	305
Accrued liabilities	850	(201)
Accrued liabilities - Genzyme	(830)	52
Deferred contract revenue	4,899	669
Net cash used in operating activities	(17,383)	(17,174)
Cash flows from investing activities:
Purchase of property, plant and equipment	(603)	(572)
Sale of property, plant, and equipment	(1)	651
Purchase of marketable securities	(22,262)	(6,532)
Redemption of marketable securities	16,564	18,497
Net cash (used in) provided by investing activities	(6,302)	12,044
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	16,125	17,033
Offering costs associated with preferred stock offering	(131)	-
Net proceeds from employee stock purchase plan	74	162
Net proceeds from the exercise of stock options	1	11
Net proceeds from long-term debt	-	2,400
Repayment of long-term debt	(5,286)	(4,426)
Net cash provided by financing activities	10,783	15,180
Net (decrease) increase in cash and cash equivalents	(12,902)	10,050
Cash and cash equivalents at beginning of period	26,351	1,835
Cash and cash equivalents at end of period	$13,449	$11,885

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The financial statements for the fiscal nine months ended October 1, 2006 and October 2, 2005, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $237.7 million at October 1, 2006. The primary sources of additional capital raised in 2006, 2005, 2004 and 2003 have been equity financings and debt financings. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

2.	Accounting Policies:

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2005 Form 10-K other than the adoption of  Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments”, SFAS 123(R), as described below.

Accounting for Employee Equity Plans

We have various types of share-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which directly or indirectly selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of awards. In 1993, our Board of Directors adopted and our shareholders approved the 1993 Equity Incentive Plan, or the 1993 Plan, and the 1993 Director Stock Option Plan, or the Director Plan. In 2002, our Board of Directors adopted and our shareholders approved the 2002 Equity Incentive Plan, known as our Equity Incentive Plan, and subsequently approved the inclusion of shares that became available after options granted under the 1993 Plan and the Director Plan are forfeited or expire by their terms.

As of October 1, 2006, 5,830,516 shares of Common Stock were reserved for future issuance under all equity incentive plans pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. To date, all options have been issued at 100% or greater of the fair value at the grant date. The 2002 Plan also permits us to assume outstanding options in an acquisition without using shares reserved under the 2002 Plan.

In 2003, our Board of Directors and our shareholders approved the 2003 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, the Compensation Committee has established offerings for participants to purchase shares of Common Stock at not less than 85% of the lower of the market value at the beginning or the end of each offering. As of 2006, offering dates occur every three months. Purchase dates occur at the end of each offering. Participants may not carry over balances from one offering to the next. We record the FAS 123R compensation expense related to the Employee Stock Purchase Plan however the amounts are immaterial to both the fiscal three and nine months ended October 1, 2006 therefore we do not disclose the weighted average assumptions related to the Employee Stock Purchase Plan.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 2, 2006. Under the modified prospective approach, compensation expense recognized for the first three quarters of fiscal 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested on, January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), and compensation expense for all share-based payments granted subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 2, 2006, the net loss for the fiscal three months ended October 1, 2006 was approximately $155,000 higher and for the fiscal nine months ended October 1, 2006 was approximately $447,000 higher than if we had continued to account for share-based compensation under APB Opinion 25 for which no expense would be recorded in the financial statements. There was no material impact on the net loss per share for the fiscal three months ended October 1, 2006. The impact on the net loss per share for the nine months ended October 1, 2006 was $0.01.

The following table illustrates the effect on net loss and net loss per share had we accounted for share-based compensation in accordance with SFAS 123(R) for the fiscal three and nine months ended October 2, 2005:

	(dollars in thousands, except per share amounts)
	Fiscal three months ended October 2, 2005	Fiscal nine months ended October 2, 2005

Net loss, as reported	$(6,695)	$(21,848)
Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(301)	(1,212)

Pro forma net loss	$(6,996)	$(23,060)

Net loss available per common share (basic and diluted):
As reported	$(0.14)	$(0.46)
Pro forma	$(0.14)	$(0.49)

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Fiscal three months ended		Fiscal nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Stock Options and Awards:
Expected life	6 years	5 years	6 years	5 years
Expected volatility	90%	93%	90%	90%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.85%	3.70%	4.79%	3.70%

The weighted average estimated fair value at the date of grant for options granted in the third quarter of 2006 was $1.00 per share and was $1.25 for the third quarter of 2005. The weighted average estimated fair value at the date of grant for options granted during the first nine months of 2006 was $0.79 and was $1.20 for the first nine months of 2005.

We calculate expected volatility for stock options and other equity awards using historical volatility.

We calculate expected volatility for employee stock purchase plan shares using historical volatility over a three month period. A three month period is used to coincide with the maximum three month offering period under the employee stock purchase plan.

Our Equity Incentive Plan provides for the granting of stock options and other equity awards to employees, directors and consultants. Incentive stock options may be granted only to our employees. Options which do not qualify as incentive stock options may be granted to both employees and to non-employee directors and consultants. Under the Equity Incentive Plan, stock options must be granted at an exercise price not less than the fair market value of our common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. Both the incentive stock options and the non-qualified stock options generally become exercisable over a four-year period. Unexercised options are canceled 90 days after termination of employment and become available under the Equity Incentive Plan for future grants.

Stock option activity for the first nine months of 2006 is summarized as follows:

	Options Outstanding	Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,416,186	$ 0.81 - $ 37.75	$4.84

Granted	697,600	0.89 - 1.80	1.04

Exercised	(1,200)	1.03	1.03

Canceled	(185,355)	0.90 - 17.31	5.71

Outstanding at October 1, 2006	4,927,231	$ 0.81 - $ 37.75	$4.27	6.21	$13,200

Exercisable at October 1, 2006	3,789,361		$5.13	5.48	$7,700

As of October 1, 2006, there was $914,430 of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted average period of 1.48 years.

The aggregate intrinsic value related to the options exercised is immaterial.

At October 1, 2006, a total of 903,539 shares were available for grant under the Equity Incentive Plan.

Net Loss per Common Share

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of shares issuable under warrants, stock options and stock to be issued under the defined contribution retirement plan totaled 19.7 million and 5.9 million shares at October 1, 2006 and October 2, 2005, respectively. Since we were in a net loss position at October 1, 2006 and October 2, 2005, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive.

3.	Inventory:

Inventory consists of:

	(dollars in thousands)
	At October 1, 2006	At January 1, 2006
Raw materials	$-	$112
Work in process	807	1,231
Finished goods	-	-
Total inventory	$807	$1,343

We value inventory at the lower of cost or market using the first-in, first-out method. Inventories on hand at October 1, 2006 and January 1, 2006 are related to ATryn®, which we expect will be sold to LEO for clinical trials. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense.

We analyze our inventory levels quarterly and will write down inventory that is expected to expire prior to sale, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory will be disposed of and the related costs will be written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Also, if we should need to use a portion of the inventory for clinical trials, for which we will not be paid by LEO, we would expense the inventory when it was designated for use in such clinical trials.

During the first nine months of 2005, we wrote off approximately $419,000 of the inventory that was designated for our own clinical trials as well as $47,000 of inventory that was used for development purposes and expected to expire prior to sale. During the first nine months of 2006, we also recorded a net realizable value write-down of approximately $1.3 million resulting from lower than anticipated campaign yields in manufacture of inventory that was in process at the end of 2005.

4.	Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At October 1, 2006	At January 1, 2006
Accrued payroll and benefits	$1,411	$1,523
Accrued bonuses	805	868
Other	1,702	1,236
Total accrued expenses	$3,918	$3,627

5.	Intangible Assets:

Our intangible assets consist of:

		(dollars in thousands)
	Amortization Life	October 1, 2006	January 1, 2006
Marketing rights	15 years	$11,210	$11,210
Accumulated amortization—marketing rights		(4,546)	(3,986)
Net		6,664	7,224
Technology license	15 years	1,517	3,379
Accumulated amortization — technology license		(430)	(1,579)
Net		1,087	1,800
Total intangible assets, net		$7,751	$9,024

Amortization expense was $259,000 for the fiscal three months ended October 1, 2006 and $260,000 for the fiscal three months ended October 2, 2005, and $776,000 for the fiscal nine months ended October 1, 2006 and $777,000 for the fiscal nine months ended October 2, 2005.

The estimated aggregate amortization expense for the next five years is as follows:

Three months remaining in 2006	$212,000
2007	$849,000
2008	$849,000
2009	$849,000
2010	$849,000
2011 and thereafter	$4,145,000

In June 1999, we signed an exclusive, worldwide licensing agreement with Advanced Cell Technologies, or ACT, to allow us to utilize ACT’s patented nuclear transfer technology for the development of biopharmaceuticals in the milk of transgenic mammals. We paid an upfront license fee of $1,862,000 upon execution of the agreement, which included $1 million of our Common Stock, which was classified as an intangible asset and was being amortized over a 10-year period.

In January 2005, ACT announced that the Board of Patent Appeals and Interferences of the U.S. Patent Office entered a judgment in an interference proceeding in favor of a patent application of Geron Corporation against ACT on all counts as to the priority of ACT’s U.S. Patent Nos. 5,945,577and 6,235,970, which we license from ACT under the licensing agreement described above. ACT appealed the decision in a proceeding in the U.S. District Court. On August 30, 2006 ACT entered into a settlement agreement with Start Licensing, Inc., a joint venture company established by Geron and Exeter Life Sciences, which has the exclusive right to grant licenses under the patent application which prevailed in the said interference, as well as any other patents and patent applications controlled by Geron or Exeter in the field of nuclear transfer. As part of the settlement ACT dismissed the Patent Appeals with prejudice and disclaimed the Claims in U.S. Patent Nos. 5,945,577 and 6,235,970. The effect of this disclaimer is to definitively invalidate these patents licensed from ACT. Accordingly, the ACT intangible was written off during the third quarter of 2006, resulting in a charge to research and development expense of approximately $497,000.

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

In September 2006, the Securities and Exchange Commission, or SEC, Staff issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff’s previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements.

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements.  The Statement provides guidance for using fair value to measure assets and liabilities.  This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

9.	Financing:

In July 2006, we sold 12 million shares of our Common Stock to institutional investors in a registered direct offering at $1.38 per share and 10-year warrants to purchase an aggregate of 7.8 million shares of our Common Stock at an exercise price of $1.4145 per share. The shares and warrants (including the shares issuable upon exercise of the warrants) were issued under a shelf registration statement. We received approximately $16.2 million in proceeds from this sale, net of approximately $1.3 million in offering costs and fees.

10.	LFB Biotechnologies Agreement:

LFB Collaboration Agreement

In September 2006, we entered into a collaboration agreement with LFB to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. The first program in this collaboration is for the development of rhFVIIa. Under this agreement, we and LFB will share equally in the cost of the development and commercialization of each product and will be entitled to 50% of any profits derived from products developed through the collaboration provided we each contribute equally to their development. In the event that contributions to development are not equal, the profit allocation will be adjusted based on development costs incurred. Under the agreement, a joint committee of our and LFB’s representatives will determine product development and commercialization plans. We will be responsible for development of the production system for the products and will retain exclusive commercial rights to the products in North America. LFB will be responsible for clinical development and regulatory review of the first program in this collaboration, and will have exclusive commercial rights in Europe. We will hold co-exclusive rights with LFB in the rest of the world to any products developed through the collaboration. The initial term of the agreement is fifteen years, subject to extension or termination by mutual consent, and the terms for any product developed through the collaboration will continue until the later of the initial term or ten years beyond regulatory approval of that product.

LFB Stock and Note Purchase Agreement

In connection with the collaboration agreement, we entered into a purchase agreement with LFB pursuant to which LFB agreed to purchase up to an aggregate of $25 million of shares of convertible preferred stock, shares of common stock and one or more subordinated convertible notes. The preferred stock is convertible into 1,000 shares of common stock at the option of the preferred stock holder any time subsequent to the issuance. The purchase price of the shares of stock is $1.23 per common share equivalent which was the market value of our common stock on the date of the agreement. These securities will be issued and sold in three installments, or tranches, the first of which involved LFB’s purchase on October 4, 2006 of 5,000 shares of our newly designated Series D preferred stock representing 5 million common share equivalents, or approximately 6.8% of our shares of common stock outstanding prior to the transaction, at an aggregate purchase price of $6.15 million. In the second tranche, LFB has agreed to purchase an additional 9,615 shares of Series D preferred stock at an as converted per share price of $1.23 and a subordinated convertible note in the principal amount of approximately $2.56 million, for an aggregate purchase price of approximately $14.39 million. The convertible note will have a term of five years, will accrue interest at a rate of 2.0% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings to exceed 19.9% of our common stock on an as converted basis. Upon completion of the second tranche, LFB will hold, on an as converted basis, approximately 19.9% of the shares of common stock outstanding prior to the transaction, and as sole holder of the Series D preferred stock, will be entitled to designate a director to serve on our board. In the third tranche, which is expected to close in early January 2007, LFB has agreed to purchase 3,630,000 shares of common stock at a price of $1.23 per share, for an aggregate purchase price of approximately $4.46 million. Upon completion of the third tranche, but before any conversion of the convertible note, LFB will hold, on an as converted basis, approximately 24.8% of shares of common stock outstanding prior to the transaction. Completion of the second and third tranches is subject to our receipt of certain shareholder approvals by June 30, 2007. We are currently seeking to receive such approval at a special shareholder meeting in December 2006.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. We are focused primarily on using our transgenic technology in our internal programs to develop and produce products for use in critical care. Our strategic focus is on the production of recombinant versions of plasma proteins and monoclonal antibodies. Our lead product candidates include ATryn®, a recombinant form of human antithrombin, which is a plasma protein with anticoagulant and anti-inflammatory properties, and rhFVIIa, a recombinant form of human factor VIIa. ATryn® has been approved in Europe for patients with hereditary deficiency of antithrombin and is also being developed in the United States for hereditary deficiency and in Europe for use in acquired antithrombin deficiency. In November 2005, we entered into an exclusive collaboration agreement with LEO Pharma A/S of Denmark to develop and market ATryn® for markets in LEO’s territories of Europe, the Middle East, and Canada. In August 2006, ATryn® was granted formal market authorization by the European Commission for use in patients with congenital deficiency that are undergoing surgical procedures. In September 2006, we entered into a collaboration agreement with LFB Biotechnologies, or LFB, to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. The first program in this collaboration is for the development of rhFVIIa.

We also use our transgenic technology in our external programs to produce therapeutic products for our partners. For our external programs, we enter into licensing and development agreements with partners to use our transgenic technology to develop, produce and purify recombinant forms of therapeutic proteins. Historically, we have operated on a service contract basis, generally receiving fees for the development of the production platform and production and purification of the proteins. We have begun structuring our agreements with our partners in our external programs so that we also receive payments based on future developments related to the proteins, such as downstream partnering with third parties and the collection of royalties. Substantially all of our third quarter 2006 and third quarter 2005 revenues were derived from our external programs.

We have operated at a net loss since our inception in 1993. We are dependent upon funding from equity financings, partnering agreements and short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations.

Our agreement with LEO includes up to $73 million in potential milestone payments to GTC for meeting regulatory, clinical and sales goals. These payments include a total of $5 million for achieving approval of ATryn® for the hereditary antithrombin deficiency indication in Europe all of which has been received and is non-refundable. These milestone revenues will be recognized over the life of the agreement on a straight-line basis beginning with the first delivery of ATryn® material to LEO. In December 2005, we also received a payment of $1.4 million as an advance for the future sale to LEO of clinical material that LEO has committed to purchase. The revenue related to the $1.4 million payment will be recognized upon delivery of the material. As of October 1, 2006, the $6.4 million received from LEO is accounted for as deferred revenue. Under our agreement we are responsible for production of all ATryn®. We will be paid by LEO for clinical material based on fully burdened costs subject to a maximum price per unit. Although our current cost of production exceeds the maximum transfer price, we anticipate that the transfer price for future clinical and commercial supplies will exceed our costs of production once we reach higher production levels. We will also receive a royalty on LEO’s commercial sales. LEO has exclusive rights for sales and marketing of ATryn® in all indications in LEO’s territories as well as responsibility for negotiation of country-specific reimbursement rates and the clinical and regulatory development of ATryn® for acquired antithrombin deficiency indications. Marketing of ATryn® for the indication approved by the European Commission in August 2006 is targeted for the second quarter of 2007 on a country-by-country basis as reimbursement rates are finalized. We will retain all rights to ATryn® in all other territories, including the United States.

Recent Developments

LFB Collaboration Agreement

As mentioned above, in September 2006, we entered into a collaboration agreement with LFB to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. The first program in this collaboration is for the development of rhFVIIa. Under this agreement, we and LFB will share equally in the cost of the development and commercialization of each product and will be entitled to 50% of any profits derived from products developed through the collaboration provided we each contribute equally to their development. In the event that contributions to development are not equal, the profit allocation will be adjusted based on development costs incurred. Under the agreement, a joint committee of our and LFB’s representatives will determine product development and commercialization plans. We will be responsible for development of the production system for the products and will retain exclusive commercial rights to the products in North America. LFB will be responsible for clinical development and regulatory review of the first program in this collaboration, and will have exclusive commercial rights in Europe. We will hold co-exclusive rights with LFB in the rest of the world to any products developed through the collaboration. The initial term of the agreement is fifteen years, subject to extension or termination by mutual consent, and the terms for any product developed through the collaboration will continue until the later of the initial term or ten years beyond regulatory approval of that product.

LFB Stock and Note Purchase Agreement

In connection with the collaboration agreement, we entered into a purchase agreement with LFB pursuant to which LFB agreed to purchase up to an aggregate of $25 million of shares of convertible preferred stock, shares of common stock and one or more subordinated convertible notes. The preferred stock is convertible into 1,000 shares of common stock at the option of the preferred stock holder any time subsequent to the issuance. The purchase price of the shares of stock is $1.23 per common share equivalent which was the market value of our common stock on the date of the agreement. These securities will be issued and sold in three installments, or tranches, the first of which involved LFB’s purchase on October 4, 2006 of 5,000 shares of our newly designated Series D preferred stock representing 5 million common share equivalents, or approximately 6.8% of our shares of common stock outstanding prior to the transaction, at an aggregate purchase price of $6.15 million. In the second tranche, LFB has agreed to purchase an additional 9,615 shares of Series D preferred stock at an as converted per share price of $1.23 and a subordinated convertible note in the principal amount of approximately $2.56 million, for an aggregate purchase price of approximately $14.39 million. The convertible note will have a term of five years, will accrue interest at a rate of 2.0% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings to exceed 19.9% of our common stock on an as converted basis. Upon completion of the second tranche, LFB will hold, on an as converted basis, approximately 19.9% of the shares of common stock outstanding prior to the transaction, and as sole holder of the Series D preferred stock, will be entitled to designate a director to serve on our board. In the third tranche, which is expected to close in early January 2007, LFB has agreed to purchase 3,630,000 shares of common stock at a price of $1.23 per share, for an aggregate purchase price of approximately $4.46 million. Upon completion of the third tranche, but before any conversion of the convertible note, LFB will hold, on an as converted basis, approximately 24.8% of shares of common stock outstanding prior to the transaction. Completion of the second and third tranches is subject to our receipt of certain shareholder approvals by June 30, 2007. We are currently seeking to receive such approval at a special shareholder meeting in December 2006.

This discussion and analysis of our financial condition should be read in connection with our consolidated financial statements herein and the accompanying notes thereto, and, our Annual Report on Form 10K for the fiscal year ended January 1, 2006 (or 2005 Form 10-K), in particular, the information set forth therein under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Prior to January 2, 2006, we accounted for employee equity awards using the fair value method in accordance with Statement of Financial Accounting Standards No. 123, or SFAS123, Accounting for Stock-Based Compensation. As of January 2, 2006 we adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (or SFAS 123(R)) to account for employee equity awards. The Black-Scholes option pricing model requires the input of the fair value of our stock at the date of grant of an equity award, which is based on the closing price on the date of grant, as well as the input of several subjective assumptions including: the expected life of the award, the expected volatility at the time the award is granted, and the expected forfeiture rate at the time the award is granted. We calculate expected volatility for stock options and other equity awards using historical volatility. Our current estimate of expected stock price volatility is 90% and expected award life is six years. The estimated fair value of our equity awards as calculated by the Black-Scholes option pricing model is amortized, over the vesting period, which is four years.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee equity awards. Also, the accounting estimate of share-based compensation expense is reasonably likely to change from period to period as further equity awards are granted and adjustments are made for equity award forfeitures and cancellations.

Included within the statements of operations for the fiscal three and nine months ended October 1, 2006 are the following charges for share-based compensation:

	(dollars in thousands)
	Fiscal Three months ended October 1, 2006	Fiscal Nine months ended October 1, 2006
Research and development expense	$90	$248
Selling, general and administrative expense	65	199
Total share-based compensation	$155	$447

Results of Operations The key components to our losses are costs of revenue, research and development expenses, and selling, general and administrative expenses.

Fiscal three months ended October 1, 2006, and October 2, 2005

	(dollars in thousands)
	2006	2005	$ Change	% Change

Revenue	$690	$1,184	$(494)	(42)%
Cost of revenue	$1,612	$767	$845	110%
Research and development	$6,846	$4,778	$2,068	43%
Selling, general and administrative	$2,667	$2,191	$476	22%

Revenue. During the third quarter of 2006, $655,000 of our revenues were derived from external development programs, primarily our Merrimack Pharmaceuticals program, in addition to $35,000 derived from the CD137 program, which was funded by a Flexible System to Advance Innovative Research, or FLAIR, grant awarded by the National Cancer Institute. During the third quarter of 2006, we also received $2.6 million of cash payments that were recorded as deferred revenue ($600,000 related to Merrimack and $2 million related to LEO) which will be recognized as revenue in future periods pursuant to our revenue recognition policy relating to multiple element arrangements. During the third quarter of 2005, $1.1 million of our revenues were derived from external development programs, primarily those with Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $27,000 derived from the CD137 program, and $45,000 derived from the malaria program, which was funded by the National Institute of Allergy and Infectious Disease, or NIAID. The Tysabri program with Elan was completed in early 2005 and the NIAID ended its funding of the malaria program in August 2005 due to budgetary constraints. We expect revenues on external programs to continue to vary due to the nature and timing of our milestone-based research and development activities for these programs.

Cost of revenue. The deferred revenue on the Merrimack program is pursuant to our revenue recognition policy relating to multiple element arrangements and will be recognized in future periods over the terms of the agreement. The costs associated with the Merrimack program are expensed as incurred. The increase in cost of revenue is primarily the result of the costs associated with the Merrimack program for herd expansion and product manufacturing. The increase was partially offset by decreases in costs associated with the Elan and Centocor programs that were completed in 2005. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The third quarter 2006 research and development expense included $5.2 million related to the ATryn® program, an increase of $2.8 million as compared to $2.4 million in 2005. The increase was primarily due to the expense of manufacturing of clinical material in excess of the maximum selling price to LEO and process development for scale up of the ATryn® manufacturing process. Details of expenses for the respective periods are as follows:

	(dollars in millions)
	2006	2005
Manufacturing of clinical material in excess of maximum selling price to LEO	$3.7	$0.5
EMEA regulatory process expenses	0.5	1.2
U.S. clinical trial expenses	0.4	0.5
Process development expenses	0.5	0.1
Other	0.1	0.1
Total	$5.2	$2.4

The increase in ATryn®-related expense during the third quarter of 2006 was partially offset by a net decrease in spending in a number of other research and development programs as a result of the reallocation of resources to the ATryn® program.

Selling, general and administrative expense. The increase in selling, general and administrative expenses was primarily a result of increased legal costs related to patents and partnering transactions.

Fiscal nine months ended October 1, 2006, and October 2, 2005

	(dollars in thousands)
	2006	2005	$ Change	% Change

Revenue	$3,307	$3,523	$(216)	(6)%
Cost of revenue	$4,049	$3,046	$1,003	33%
Research and development	$20,178	$15,383	$4,795	31%
Selling, general and administrative	$7,129	$6,487	$642	10%

Revenue. During the first nine months of 2006, $3.3 million of our revenues were derived from external development programs, primarily our Merrimack Pharmaceuticals program, in addition to $39,000 derived from the CD137 program which was funded by a FLAIR grant awarded by the National Cancer Institute. During the first nine months of 2006, we also received $5 million of cash payments that were recorded as deferred revenue ($2 million related to Merrimack and $3 million related to LEO) which will be recognized as revenue in future periods pursuant to our revenue recognition policy relating to multiple element arrangements. During the first nine months of 2005, $3 million of our revenues were derived from external development programs, primarily those with Merrimack Pharmaceuticals and Elan Pharmaceuticals, in addition to $237,000 derived from the CD137 program and $253,000 derived from the malaria program. The Tysabri program with Elan was completed in early 2005 and the NIAID ended its funding of the malaria program in August 2005 due to budgetary constraints. The increase in revenues from external programs reflects the nature and timing of our milestone-based research and development activities for these programs.

Cost of revenue. The deferred revenue on the Merrimack program is pursuant to our revenue recognition policy relating to multiple element arrangements and will be recognized in future periods over the terms of the agreement. The costs associated with the Merrimack program are expensed as incurred. The increase in cost of revenue is primarily the result of the costs associated with the Merrimack program for herd expansion and product manufacturing. The increase was partially offset by the completion of the Tysabri program with Elan in early 2005 and the completion of the Centocor program in the fourth quarter of 2005. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The first nine months of 2006 research and development expense included $16 million related to the ATryn® program, an increase of $7.6 million as compared to $8.4 million in 2005. The increase was due in part to the expense of manufacturing of clinical material in excess of the maximum selling price to LEO, support of the EMEA regulatory process, execution of the U.S. clinical trial, process development for scale up of the ATryn® manufacturing process and a net realizable value write-down of the ATryn® inventory resulting from costs of producing qualification batches in excess of the maximum selling price to LEO for clinical trial product. Details of expenses for the respective periods are as follows:

	(dollars in millions)
	2006	2005
Manufacturing of clinical material in excess of maximum selling price to LEO	$8.1	$1.4
EMEA regulatory process expenses	2.3	5.2
U.S. clinical trial expenses	2.4	1.2
Process development expenses	1.0	0.1
Other	0.1	-
Net realizable value write-down of ATryn® inventory	2.1	0.5
Total	$16.0	$8.4

The increase in ATryn®-related expenses during the first nine months of 2006 was partially offset by a decrease in spending of approximately $1.6 million on the CD137 development program during the first nine months of 2006 as well as a net decrease in a number of other research and development programs as a result of the reallocation of resources to the ATryn® program.

Selling, general and administrative expense. The increase in selling, general and administrative expenses was primarily a result of increased legal costs related to patents and partnering transactions in addition to expenses related to the implementation of SFAS 123(R).

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of equity financings, partnership, collaboration and grant revenue, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales and royalties occur and we achieve positive cash flow from operations. Our ability to raise future funds will be affected by the progress of clinical trials and the regulatory review of ATryn®, our ability to enter into new or expanded transgenic research and development collaborations, the terms of such collaborations, the results of research and development and preclinical testing of our other internal product candidates, and competitive and technological advances, as well as general market conditions.

We use our cash primarily to pay salaries and wages, facility and facility-related costs of office and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first nine months of 2006 we had a net cash use of $6.8 million. Included in the net cash use was $16.2 million of proceeds for the July 2006 registered direct placement as well as the final $2.4 million payment of a note payable to Genzyme which is a non-recurring payment. The net cash use without the proceeds from the registered direct placement and the payment made to Genzyme was $20.6 million which included principal and interest on all other long-term debt. The Genzyme note payment was made with proceeds received in December 2005 from expansion of our term loan with GE Capital. We estimate the net use of cash, exclusive of the Genzyme note payment and the impact of equity financings, to be between $21 million and $25 million for the full year 2006. We estimate that our fourth quarter cash use will decrease due to anticipated payments to be received from LEO for the purchase of clinical material.

In October 2006, we received approximately $6.1 million from the completion of the first closing under the LFB purchase agreement.

We had net working capital of $10.4 million at October 1, 2006 compared to $18.6 million at January 1, 2006.

Management believes that existing cash resources, including the proceeds from financing activities discussed below, potential future proceeds under the LFB purchase agreement with LFB and potential future cash payments from new or existing partnering and licensing programs will be sufficient to fund operations into the second half of 2008. However, our receipt of future proceeds under the LFB purchase agreement is subject to our receipt of certain shareholder approvals and there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all. Under the terms of the LFB purchase agreement, if we do not receive these approvals by June 30, 2007, LFB’s obligation to purchase the securities in the second and third tranches for the approximately $18.85 million will terminate.

Cash Flows from Financing Activities

Registered Direct Offering

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

Credit Facility

Of our $8.1 million of outstanding long-term debt at October 1, 2006, approximately $4.3 million is classified as current, which reflects the amount due through June 2007 on our GE Capital term loan.

During the first nine months of 2006, our long-term debt outstanding under the GE Capital term loan was reduced by approximately $2.9 million.

Cash Flows Used in Operating Activities

Cash used in operating activities totaled $17.4 million and $17.2 million for the first fiscal nine months of 2006 and 2005, respectively, an increase of approximately $200,000 in 2006. Cash used in operating activities for the first nine fiscal months of 2006 included a net loss of $27.9 million, which was partially offset by certain non-cash charges of approximately $4.9 million, including an inventory write-down of approximately $1.3 million and a write down of the ACT intangible asset of approximately $497,000. Use of cash also included an increase of approximately $800,000 in inventory related to the manufacturing of qualification batches for LEO. Sources of funds included an increase in accrued liabilities and other assets and liabilities of approximately $143,000, an increase of approximately $4.9 million in advance payments from partners that were recorded as deferred revenue pursuant to our revenue recognition policy relating to multiple element arrangements, a decrease of approximately $17,000 in accounts receivable and an increase of approximately $1.4 million in accounts payable.

Cash Flows from Investing Activities

Cash flows from investing activities included $5.7 million in net purchases of marketable securities in our portfolio and $603,000 used for purchases of capital equipment. We anticipate a reduced level of capital expenditures company-wide in 2006 as compared to 2005.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 8 of this Form 10-Q as well as in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2005 Form 10-K. We have reviewed the commitments and contingencies at October 1, 2006 and noted that there were no material changes or additions.

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

3.1.7
Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

10.1
Stock and Note Purchase Agreement dated September 29, 2006 by and between GTC and LFB Biotechnologies S.A.S.U., including the form of convertible note attached as Exhibit B thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

10.2
Keepwell Agreement dated September 29, 2006 by and between GTC and Laboratoire Francais du Fractionnement et des Biotechnologies S.A. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

10.3*	Joint Development and Commercialization Agreement dated September 29, 2006 by and between GTC and LFB Biotechnologies S.A.S.U. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

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

Date: November 3, 2006		GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
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

3.1.7
Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

10.1
Stock and Note Purchase Agreement~~,~~ dated September 29, 2006 by and between GTC and LFB Biotechnologies S.A.S.U., including the form of convertible note attached as Exhibit B thereto. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

10.2
Keepwell Agreement dated September 29, 2006 by and between GTC and Laboratoire Francais du Fractionnement et des Biotechnologies S.A. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

10.3*	Joint Development and Commercialization Agreement dated September 29, 2006 by and between GTC and LFB Biotechnologies S.A.S.U. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

*
Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.