Form 10-K
period 2006-12-31
GTC BIOTHERAPEUTICS INC
filed 2007-03-07
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-21794

GTC BIOTHERAPEUTICS, INC.

(Exact name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-3186494
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

175 CROSSING BOULEVARD FRAMINGHAM, MASSACHUSETTS	01702
(Address of Principal Executive Offices)	(Zip Code)

(508) 620-9700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 Rights to Purchase Series C Junior Participating Cumulative Preferred Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of July 2, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $93,327,865, based on the closing sale price of the registrant’s Common Stock as reported on the NASDAQ Global Market.

Number of shares of the registrant’s Common Stock outstanding as of March 1, 2007: 77,577,355

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007 are incorporated by reference into Part III of this Form 10-K.

GTC Biotherapeutics, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2006

PART I

In this Annual Report on Form 10-K, the words “we”, “our”, “ours” and “us” refer only to GTC Biotherapeutics, Inc., its wholly-owned subsidiaries and its joint venture. Unless indicated otherwise, references to the years 2006, 2005 and 2004 refer to our fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, continued operating losses, our ability to raise additional capital, technology risks to our transgenically produced products, the performance of our collaboration partners and continuation of our collaborations, our ability to enter into collaborations in the future and the terms of such collaborations, regulatory approval of our transgenically produced products, preclinical and clinical testing of our transgenically produced products, and those factors set forth in “Risk Factors” in Item 1A of this Form 10-K.

ITEM 1.	BUSINESS

Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. Applying our transgenic production technology, we insert human protein-specific DNA into the genetic structure of an animal to enable it to produce what is known as a recombinant form of the corresponding human protein in the animal’s milk. We then purify the protein from the milk to obtain the therapeutic product, which is typically administered by injection. Our transgenic technology is protected by our leading patent position, which includes a U.S. patent, issued in 2006 and expiring in 2021, that covers the production of therapeutic proteins in the milk of transgenic mammals.

In August 2006, we obtained the first regulatory approval of a transgenically produced therapeutic protein anywhere in the world when the European Commission approved the use of ATryn®, our recombinant form of human antithrombin, as a prophylactic treatment of patients with hereditary antithrombin deficiency, or HD, undergoing surgical procedures. Based on the expected results of our currently ongoing pivotal trial, we are planning to file for a Biologics License Application, or BLA, seeking approval of the U.S. Food and Drug Administration, or FDA, to begin marketing ATryn® for a similar indication in HD patients undergoing surgery or delivery.

Building upon the ATryn® approval in Europe, we are focusing our pipeline of proprietary programs on recombinant plasma proteins and monoclonal antibodies for use in hematology, including replacement therapies for genetic disorders, oncology and autoimmune diseases. In doing so, we focus on those potential therapeutic proteins that are difficult to express using traditional recombinant production methods, such as cell culture or bacteria production, or on those product candidates where production of commercial volumes using those methods requires significant capital investment for adequate production capacity, or where the cost of goods is a critical issue. Human plasma proteins that are used for therapeutics may have one or more of these characteristics. With the potential to produce large quantities of therapeutic proteins at a lower cost than using other recombinant methods, our production technology enables the pursuit of clinical indications requiring large amounts of the therapeutic protein and offers the opportunity to create markets significantly greater than those supported today by traditional recombinant produced and plasma-derived proteins.

In November 2005, we entered into an exclusive collaboration agreement with LEO Pharma, or LEO, of Denmark to develop and market ATryn® for markets in LEO’s territories of Europe, the Middle East, and Canada. In September 2006, we entered into a collaboration agreement with LFB Biotechnologies, or LFB, of France to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. The first program in this collaboration is for the development of a recombinant form of human factor VIIa.

Production of monoclonal antibodies using our transgenic production technology may have economic advantages, such as significantly lower capital investment and lower cost of goods, particularly with large scale production. We anticipate commercially developing a monoclonal antibody to the CD137 receptor, which modulates the human immune system, with potential applications in oncology and autoimmune disorders.

The following summarizes our portfolio of proprietary products and product candidates in development:

•

ATryn®: We have established a collaboration agreement with LEO for further development and commercialization of ATryn® in Europe, Canada, and the Middle East. LEO has selected disseminated intravascular coagulation, or DIC, associated with severe sepsis as an acquired antithrombin deficiency indication for development in Europe. LEO has obtained scientific advice from the European Medicines Agency, or EMEA, on the design of a Phase II dose ranging study of approximately 200 patients. Initial clinical sites are opening, and we anticipate patient enrollment lasting 12 months and results being available in mid-2008. We will have the right to use the Phase II data in the U.S. and all other territories outside of LEO’s territories. LEO plans to seek further advice from the EMEA for a potential Phase III study once the Phase II data is available. We will supply the product for these clinical studies and receive payment for delivery of the material to LEO. We will receive a transfer price and royalties on commercial sales of ATryn® by LEO.

We are currently conducting a further pivotal trial for surgery and childbirth in the HD indication for U.S. regulatory approval. We anticipate using the results of this pivotal study to apply to the EMEA to expand the HD label to include treatment of pregnant women during delivery. We intend to commercially develop ATryn® in the U.S. either ourselves or with a partner. We plan to develop ATryn® in Japan and the rest of Asia through further partnerships.

We estimate that the future worldwide market for ATryn® for any acquired deficiency indication for which it may be approved, including for example, DIC, will be approximately $500 to $700 million annually.

•

rhFVIIa: We are developing a recombinant human factor VIIa, or rhFVIIa, a blood coagulation factor as our first program in our strategic collaboration with LFB. We have begun developing the production system for rhFVIIa and we anticipate having a product available for clinical studies in approximately two years to evaluate its use in treating hemophiliacs that have developed inhibitors to Factors VIII or IX. An existing rhFVIIa product, marketed as NovoSeven® by Novo Nordisk, is commercially available today at a selling price of approximately $1,000/mg. An independent analyst estimates that the total annual market size for this product could be $2 billion in five years. We believe our rhFVIIa product will cost less to produce and offer attractive profit margins at a lower selling price, which in turn may expand patient usage.

•

rhAAT: We have developed goats that produce a recombinant form of human alpha-1 antitrypsin, or rhAAT, an inhibitor of elastase. Scientists believe that uninhibited elastase activity may be the cause of several respiratory disorders. For example, hereditary deficiency of alpha-1 antitrypsin may lead to the onset of emphysema. The genetic defect leading to hereditary deficiency is estimated to exist in approximately 3.5 million people worldwide, although the deficiency is significantly under-diagnosed and under-treated. If shown to be safe and efficacious, successful treatment will require chronic dosing to maintain patients disease-free. There are also potential therapeutic applications in other respiratory disorders such as chronic obstructive pulmonary disease. We are currently planning the preclinical program and seeking partnership opportunities for a potential rhAAT product.

•

CD137: The CD137 receptor on T-cells, also known as 4-1BB, is involved in the initiation and regulation of the human immune system. We have in-licensed from the Mayo Clinic an antibody to CD137 that is believed to be a modulator of the immune system with the potential for treatment of solid tumors and autoimmune diseases. We are currently planning our preclinical program and seeking partnership opportunities for this product candidate with the objective of commencing clinical studies within two years. We have developed goats which produce this antibody in large quantities.

We believe that our transgenic approach is able to offer well-characterized supplies of recombinant forms of therapeutic human plasma proteins with easily scalable production capacity. Therapeutic human plasma proteins are derived from either the liquid portion of human blood, or plasma or are produced using recombinant DNA techniques. Plasma-derived proteins are in many cases currently available only in limited quantities and can be subject to recalls and shortages. Many plasma proteins are difficult to express in economically viable quantities in traditional recombinant production technologies such as mammalian cell culture or bacteria production. We believe that our transgenic recombinant production technology has;

•	A greater capability to produce difficult to express recombinant plasma proteins in large quantities in a cost effective manner;

•	the ability to expand the current markets for existing indications that are constrained by low production quantities and high production costs and prices; and

•	the ability to create and support new markets based on the development of new indications due to a greater supply of these therapeutic proteins.

Our estimation of the potential market value of recombinant forms of plasma proteins is based, in part, on the sales experience of recombinant forms of the blood clotting proteins known as factors VIIa, VIII, and IX, which have generated $3 billion of annual sales worldwide compared to the $1 billion of annual sales worldwide for plasma-sourced clotting factor products. These products have been developed for multiple indications which have expanded their markets. By increasing the number of approved indications for our proprietary recombinant plasma proteins, we believe we have the opportunity for similar success in expanded markets.

In addition to our proprietary programs, we have an external program under contract with Merrimack Pharmaceuticals, Inc., or Merrimack, for transgenic production and purification of Merrimack’s recombinant human alpha-fetoprotein, known as MM-093, a human plasma protein which has been difficult to express in traditional recombinant protein production systems and is not available in significant quantities from plasma sources. Merrimack has used our transgenically produced version of MM-093 in its Phase IIb human clinical studies for rheumatoid arthritis and Phase IIa clinical studies for psoriasis.

Until we become commercially successful we are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations. With the validation of our production technology from our ATryn® approval and our broad patent in the U.S. for transgenic production in animal milk, our strategy is to seek partnering arrangements to expand the number of proprietary programs and support additional indications and territories for our existing programs. We also plan to enter into additional external programs if appropriate opportunities arise to supply the partner’s proprietary protein product using our transgenic production technology. Our criteria for entering these external partnerships include a strong commitment by the partner to our production technology.

Proprietary Programs

Recombinant Human Antithrombin (ATryn®)

Antithrombin is a protein found in the plasma of human blood that has anticoagulant and anti-inflammatory properties. Antithrombin, as is typical of many plasma proteins, is difficult to express economically in commercially viable quantities using traditional recombinant production methods. Scientists estimate that approximately 1 in 5,000 people has HD, which suggests that approximately 60,000 people in the U.S. and approximately 80,000 people in Europe have HD.

We have developed our transgenically produced recombinant form of antithrombin, known as ATryn®, which was approved for marketing in the EU by the European Commission in August 2006. The EU review process for ATryn® included inspections of our farm production facilities and the contract purification operations for ATryn® which are done under third-party contracts. The EMEA issued a positive opinion in June 2006 and was adopted by the European Commission in August 2006.

We have begun an additional clinical study in the HD indication under an amended Investigational New Drug, or IND, application with the FDA. The results of this study will be compared with data collected from patients who have been treated previously with plasma-sourced antithrombin. We believe that the results from this additional clinical study, together with the clinical trial data submitted in support of our successful application for marketing authorization, or MAA, in Europe will provide the basis for a BLA submission to the FDA. Recruitment has been slower than previously planned in this rare patient population, however we anticipate filing our BLA around the end of 2007.

We have a collaboration agreement with LEO for further development of ATryn® in Europe, Canada, and the Middle East for use in acquired antithrombin deficiencies, or AD, such as in DIC associated with severe sepsis. These deficiencies result when a medical condition leads to consumption or loss of native antithrombin in a patient’s bloodstream at a rate significantly in excess of the body’s ability to replace it. The AD may lead to subsequent complications that increase patient risk for morbidity. Other examples of AD conditions include severe burns, coronary artery bypass surgery, and bone marrow transplant procedures. LEO is a well established, vertically integrated private pharmaceutical company based in Denmark. LEO has selected DIC associated with severe sepsis as the first acquired antithrombin deficiency indication in which to conduct additional clinical studies. In DIC, the septic infection consumes the patient’s native antithrombin faster than the body can replace it leading to clotting and inflammation problems that can cause death. Of the approximately 220,000 cases in the European Union and 250,000 patients in the U.S. with DIC in severe sepsis, approximately 50% of these patients die from the condition. A subgroup analysis performed on a previous large study of plasma derived antithrombin in sepsis by Aventis showed a significant reduction in mortality for those patients who received antithrombin without concomitant heparin, an anticoagulant that is often used as part of the current standard of care for acute care patients. The patients who received both antithrombin and heparin did not show a survival benefit. LEO obtained scientific advice from the EMEA for a dose ranging Phase II study of antithrombin as a treatment without the use of heparin. The study will involve a comparison of the use of antithrombin alone against standard of care. The Phase II study is principally designed to establish optimum dosage for a subsequent Phase III study. Clinical sites for this study are being opened and enrollment is expected to take 12 months with results anticipated in mid-2008.

In our collaboration with LEO we will continue to be responsible for the production of ATryn® for which we will receive payment. LEO will pay us a royalty on all commercial sales, as well as a transfer price that we believe will provide us a margin on our cost of production at full scale. LEO will pay us, based on our fully burdened costs subject to a maximum transfer price, for all product used in clinical studies and will be responsible for all other clinical study costs for approval in Europe. We will have the right to use all data generated from all studies up through the completion of Phase II trials in regulatory filings in territories outside of LEO’s territories of Europe, Canada, and the Middle East. We will be able to use the results of any Phase III studies in regulatory filings made outside the LEO territories if we participate in funding the Phase III studies. If we do not help fund the Phase III studies, we will also have the option to pay to use the data at a price to be determined. The market authorization in Europe for the HD indication has been transferred to LEO, enabling the initiation of the price reimbursement process. LEO plans to begin the commercial launch of ATryn® in Europe in the HD indication on a country-by-country basis as prices are finalized in each country.

LEO has agreed to pay a total of up to $73 million in potential success-based milestone fees as follows:

•	$2 million non-refundable signing fee paid in 2005

•	$3 million to complete HD approval in Europe, comprised of:

•	$1 million for EMEA positive opinion paid in June 2006

•	$2 million for European Commission approval paid in August 2006

•	$35 million for achieving AD clinical study milestones

•	$3 million for regulatory approval in certain countries within the LEO territories outside of Europe

•

$30 million for achieving specified ATryn® sales milestones. We expect that to achieve the sales milestones we will have to obtain regulatory approval and market acceptance in at least one AD indication.

Our strategy is to leverage the availability of ATryn® with easily scalable production capacity to support the development of additional clinical indications and the creation of markets significantly in excess of those supported by today’s plasma-sourced products. We also plan to seek approval for acquired deficiency indications in the U.S. We intend to commercially develop ATryn® in the U.S. either ourselves or with a partner. We plan to develop ATryn® in Japan and the rest of Asia through further partnerships.

We estimate that the existing worldwide annual sales for plasma-sourced antithrombin is approximately $250 million, split principally between Japan and Europe with less than $10 million being sold in the U.S. due to limited availability from a single supplier. We estimate the worldwide market for ATryn® will be $500 to $700 million annually once there is an approval of an acquired deficiency indication such as DIC.

Recombinant Factor VIIa (rhFVIIa)

We are developing rhFVIIa as the first program under our strategic collaboration with LFB to develop recombinant human plasma proteins and monoclonal antibodies.

Factor VIIa is used in Type A and Type B hemophilia patients that have developed inhibitors to other blood coagulation products. Type A hemophilia is a genetic deficiency in the production of factor VIII. Type B hemophilia is a genetic deficiency in the production of factor IX. Both factors VIII and IX are involved in the body’s production of blood clots. A deficiency in either factor can prevent normal blood coagulation. Patients develop inhibitors when their immune system incorrectly recognizes supplemental factors VIII or IX as foreign and generates antibodies to impede them. Providing supplemental factor VIIa, which is already present in blood, reduces the likelihood of initiating an immune response and enables the formation of blood clots even with the existing factor VIII or IX deficiency. This is the indication that is anticipated to be developed initially. There are also potential indications in excessive bleeding states where a factor VIIa product may have therapeutic value in establishing an effective blood clot.

NovoNordisk recently announced NovoSeven® sales of $250 million for the fourth quarter of 2006, representing an annualized sales rate of $1 billion from approximately one kilogram of product. An independent financial analyst report has estimated that the annual market for rhVIIa may reach $2 billion in 2012. Our transgenic production technology may support the pricing of our rhFVIIa at levels which would enable utilization in a broader range of indications and geographical territories.

The research program for rhFVIIa was initiated approximately three years ago and LFB has determined that transgenic rabbits are capable of expressing sufficient quantities of this product to support expanded development. A joint steering committee will agree on product development and commercialization plans. We will be responsible for developing the production system and will retain exclusive commercial rights in North America for all products developed in the collaboration. LFB will be responsible for clinical development and regulatory review of the rhFVIIa program and will have exclusive commercial rights in Europe. GTC and LFB will have co-exclusive commercial rights to all products of the collaboration in the rest of the world.

The collaboration anticipates an equal sharing of costs and profits. However, it also provides us and LFB the ability to suspend funding for a period of time in exchange for a prorated decrease in ownership interest with the option to buy back our initial intended ownership interest at a later time.

Recombinant Alpha-1 Antitrypsin (rhAAT)

We have begun development of rhAAT, which, like antithrombin, is a product that is currently sourced from fractionated human plasma. We believe that our rhAAT can provide a highly pure and unconstrained supply to the market.

Alpha-1 antitrypsin, or AAT, is currently used to treat the congenital deficiency of this protein which can lead to emphysema. AAT supplementation using pulmonary delivery has also been considered as a therapeutic approach as a treatment for acute respiratory distress syndrome, chronic obstructive pulmonary disease, severe asthma and cystic fibrosis. Similar to many other plasma proteins, AAT is difficult to express in traditional recombinant production systems in economically viable quantities.

We have developed goats that produce rhAAT in significant quantities. We have also developed a bench scale purification process and are in the process of defining the clinical and regulatory program for this product. Our goal over the next two years is to develop a preclinical program that will support initiation of clinical studies and to determine the partnership opportunities available for further development. The level and speed of development of this product will be dependent upon our financial resources and partnering opportunities. Under our agreement with LFB, they have been granted a right of first negotiation to partner with us for the development of rhAAT.

We estimate that plasma-sourced AAT products currently generate worldwide annual sales of approximately $250 million. Similar to our other recombinant plasma protein programs, we believe the market for our product may be expanded significantly beyond the market for the current plasma-derived products as a result of its expected unconstrained production capacity and the opportunity for multiple indications.

Monoclonal Antibodies (MAbs) and Immunoglobulin (Ig) Fusion Proteins

Our strategy is to use our transgenic production technology to develop monoclonal antibodies and immunoglobulin fusion proteins. Monoclonal antibodies, or MAbs, are proteins generated by an immune system that bind to a specific target. MAbs typically express at reasonable levels in traditional recombinant production systems, but are often required in large quantities due to their applications to chronic disease indications. Immunoglobulin, or Ig fusion proteins, which consist of a MAb fragment linked to a second protein fragment, may be difficult to express due to their complexity.

We have been granted several patents covering the production of MAbs in the milk of transgenic mammals, along with other transgenic process patents, which we believe establish a strong proprietary position in the field. This intellectual property position enables development and commercial production of MAbs without relying on patents normally associated with cell culture and bacteria production technologies. We believe that MAbs and Ig fusion proteins are well suited to our technological and commercial interests as both in-licensed programs for our pipeline and for our external portfolio of products.

CD137 Antibody

We have developed animals that produce an antibody to CD137, also known as 4-1BB receptor, which is present on T-cells of the human immune system as well as some cancer cells. Our CD137 antibody may have therapeutic value primarily through the modulation of the immune system. As a result, we believe it has potential for use in multiple clinical applications including cancer and autoimmune diseases. We anticipate that the potential quantities of our CD137 antibody required for future treatment could be very large. We believe that the increase in production capacity necessary to merit this anticipated demand for a CD137 antibody can be achieved more economically by using our transgenic production technology rather than traditional cell culture and bacteria production methods.

We have obtained our patent rights to the CD137 antibody from the Mayo Clinic. These rights extend to any patents issued under its patent applications. The level and speed of development of a CD137 antibody product will be dependent upon our financial resources and our ability to partner this program. This program is currently funded by a Small Business Innovation Research, or SBIR, grant. Our goal over the next two years is to define the preclinical program to support the initiation of clinical studies and to seek a partner.

Malaria Vaccine

We are developing a recombinant form of a malaria surface protein known as MSP-1 for use as an antigen in a malaria vaccine. This protein is normally expressed by the malaria parasite. Malaria is a disease that has an annual incidence of more than 300 million people worldwide and results in several million deaths annually, primarily among children. We have been working with the National Institute of Allergy and Infectious Disease, or NIAID, an institute that is part of the National Institutes of Health, or NIH, and the Federal Malaria Vaccine Coordinating Committee to develop transgenic production of the MSP-1 protein as an antigen for a vaccine and to examine the options for commercializing the vaccine. The MSP-1 protein produced in the milk of transgenic mice successfully protected Aotus nancymai monkeys from a lethal challenge of malaria in a preclinical vaccine study conducted by and co-authored with the NIAID. MSP-1 is difficult to express in other recombinant systems, with those other systems producing it in very limited quantities or in forms that may not induce the necessary immune response. The NIAID had funded a contract for the development and production of clinical grade MSP-1 as a malaria vaccine. Due to budgetary constraints at NIAID, no funding was committed for the malaria program beyond mid-August 2005 and it is uncertain if funding will be reinstated. We have developed founder animals, which are animals that have the appropriate genetic profile and are the potential start of a herd of transgenic animals capable of producing the desired therapeutic protein and we are in the process of evaluating the milking characteristics of these animals. The budget and activities for this program have been reduced until the NIAID resumes funding or we establish new funding sources.

Recombinant Human Albumin (rhA)

We have developed cattle that have produced recombinant human albumin, or rhA, in their milk. Albumin sourced from the human blood supply is currently being used principally as a blood volume expander and also as a stabilizer of other biological formulations. Other sources of albumin, primarily from bovine plasma, have been used as part of the nutrient media used in cell culture systems. We have developed initial purification processes for our rhA that could be used for cell culture applications. As a result of prioritizing our resources to other development programs, we are minimizing further investment in this program at this time.

External Programs

Our external programs are ones in which the partner owns the underlying product rights. We believe the advantages to an external partner of using our transgenic production technology include enabling the development of proteins that are difficult to produce in traditional recombinant production systems, requiring significantly lower capital investment, assuring lower cost of goods, and providing for flexibility in production capacity expansion. To date, we have typically developed a transgenically produced version of an external partner’s protein on a service contract basis.

Our principal external program is with Merrimack for their MM-093 product, a recombinant form of human alpha-fetoprotein, or rhAFP. Alpha-fetoprotein is a human plasma protein normally produced during pregnancy and, therefore, is not commercially available from human plasma. MM-093 has been difficult to express in traditional recombinant systems. We have developed goats for Merrimack that express this protein in their milk and we have successfully produced MM-093 for Merrimack’s clinical trials. If MM-093 is found to be safe and efficacious in their clinical program, there is a potential for us to earn significant additional revenue for production of MM-093 to supply further clinical trials and product for commercialization. We also own $1.25 million of Merrimack preferred stock that was issued in December 2003 in partial payment for services we had provided.

Transgenic Production Technology

Overview

Our transgenic production technology capabilities include the molecular biology expertise and intellectual property to generate transgenic animals, primarily goats, and, in some cases, cattle and rabbits, that express a specific recombinant protein in their milk and to collect and purify the proteins once produced. We also have the necessary regulatory and clinical development experience required to navigate clinical trials and engage in commercial activities.

Our technology is well suited to large volume applications, particularly 100 kilograms or more per year, in comparison to traditional recombinant protein production systems. These advantages include significantly reduced capital expenditures, greater flexibility in production capacity expansion and lower unit production costs. In the case of certain complex proteins that do not express well in traditional systems, transgenic production may represent the only technologically and economically feasible method of commercial production. Many human plasma proteins, as well as some Ig fusion proteins, are examples of recombinant proteins that may not express at economically viable levels in traditional systems.

We conduct our husbandry, breeding, milking and initial purification operations at our production facilities in central Massachusetts, where we have approximately 1,500 goats in a closed herd originally derived from New Zealand. Our goat husbandry operations include providing on site veterinary care. We have a biosecurity program that includes barriers to provide separation of our animals from wildlife and the public and control of access to our site. We also specify and carefully monitor feed quality. Milking is typically performed using modern milking and processing equipment. Filtration and purification are automated and performed at our facilities, the facilities of our partners, or in contracted facilities. We have also established capacity in our Framingham facilities for the purification of recombinant proteins suitable for clinical studies.

While we have both the technical capability and the patent protection to work with a wide range of mammals, we typically utilize goats in our development programs. However in some cases such as our rhFVIIa program where projected production requirements are more limited we may use rabbits. The species selected for a particular program will depend on a variety of factors, including the expected market size, desired herd size, and anticipated production level of the desired protein by the animal’s mammary gland. We take great pride in the health and welfare of our animals. Our animal operations are subject to the review of our Institutional Animal Care and Use committee and are accredited by the Association for the Assessment and Accreditation of Laboratory Animal Care International, or AAALAC, and the U.S. Department of Agriculture, or USDA.

We use microinjection and nuclear transfer technology to develop our transgenic animals. Microinjection involves injecting the desired DNA into a fertilized single cell embryo using a needle. In a number of our programs, including our lead program, ATryn®, we used microinjection to generate the founder animal. Nuclear transfer technology involves generating cells that have the specific DNA for expression of the target protein in milk and inserting the cell’s DNA in an animal’s ovum in place of the ovum’s DNA. Once the ovum is activated, the embryo is implanted in the womb of a surrogate female animal. Nuclear transfer technology may offer rapid development of large scale production capacity by producing a larger number of transgenic animals in one generation.

Advantages of Transgenic Production Technology

We believe our transgenic production technology provides significant advantages over traditional recombinant methods of therapeutic protein production, such as mammalian cell culture and bacterial systems, including:

•

Commercial Scale Production. Transgenic production offers the ability to commercially produce therapeutic proteins for large volume indications while achieving consistent expression rates with complex molecules.

•

Lower Capital Investment. Developing transgenic animals and maintaining appropriate production facilities can be accomplished with substantially lower capital investment than building a cell culture bioreactor production facility.

•

Lower Cost of Goods. Lower amortization from reduced capital investment, lower cost of consumable materials used in production and high productivity levels in protein production we believe will provide an assured low cost of goods.

•

Flexible Production Capacity. Transgenic production of recombinant proteins offers the ability to match production capacity to market demand once the first applicable transgenic animal is developed. If a product’s market is larger than originally planned, the incremental investment to breed additional animals and collect and purify the related proteins is relatively small. In contrast, traditional cell culture and bacteria methods of purification generally use equipment with fixed production capacity. Increasing production capacity of traditional cell culture and bacteria production networks requires the construction or acquisition of additional bioreactor space with unit costs similar to the original capital investment and with construction times of generally three to five years.

•

Glycosylation Benefits. Glycosylation refers to the process or result of adding sugars, or carbohydrates, to the amino acid structure of a protein during protein secretion. Glycosylation of therapeutic proteins produced in the mammary gland may have beneficial characteristics compared to those expressed in traditional cell culture and bacteria based technologies. Our production technology in many instances produces proteins with low fucose sugars which scientists believe can have beneficial effects in antibody dependent cell cytotoxicity, or ADCC. ADCC appears to be an important characteristic in the efficacy of many monoclonal antibodies where targeted cell death is a desired outcome.

Collaborations

LEO Pharma

In November 2005, we entered into a collaboration agreement with LEO to develop and market ATryn®, for markets in LEO’s territories of Europe, the Middle East, and Canada. Our agreement with LEO includes up to $73 million in potential milestone payments from LEO to us for meeting regulatory, clinical and sales goals. These payments include a total of $5 million in non-refundable payments that we received upon entering the collaboration agreement and for achieving approval of ATryn® for the HD indication in Europe. These milestone revenues are being recognized over the life of the agreement on a straight-line basis beginning with the first delivery of ATryn® material to LEO, which occurred in the fourth quarter of 2006. In December 2005, we also received a payment of $1.4 million as an advance payment for the future sale to LEO of clinical material that LEO committed to purchase. The revenue related to the $1.4 million payment was recognized upon delivery of the material in the fourth quarter of 2006. As of December 31, 2006, $4.9 million of the total amount received from LEO was accounted for as deferred revenue.

In our collaboration with LEO we will continue to be responsible for the production of ATryn®. LEO will pay for all product used in clinical studies as well as for commercial sale. For product sold for approved therapeutic use, LEO will pay us a royalty on all commercial sales, as well as a transfer price that we believe will provide us a margin on our cost of production once we achieve full commercial scale. We will be paid by LEO for clinical material based on our fully burdened costs subject to a maximum price per unit. Although our current cost of production exceeds our agreed upon maximum price for clinical material, we anticipate that the price for future clinical supply as well as the commercial transfer price will exceed our costs of production once we reach higher production levels. LEO has exclusive rights for sales and marketing of ATryn® in all indications in LEO’s territories as well as responsibility for the initiation of the price reimbursement process. Sales of ATryn® for the HD indication will begin on a country-by-country basis as prices are finalized in each country. We will retain all rights to ATryn® in all other territories, including the United States and Japan.

LFB Biotechnologies

In September 2006, we entered into a collaboration agreement with LFB to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. LFB is a subsidiary of LFB S.A., a vertically integrated company based in Paris, France that currently markets 19 plasma-derived products in the areas of hemostasis, anesthesia-intensive care and immunology. LFB S.A. is currently 100% owned by the French government. The first program in this collaboration is for the development of rhFVIIa. Under this agreement, we and LFB will share equally in the cost of the development and commercialization of each product and will be entitled to 50% of any profits derived from products developed through the collaboration provided we each contribute equally to their development. In the event that contributions to development are not equal, the profit allocation will be adjusted based on development costs incurred. Under the agreement, a joint steering committee of our and LFB’s representatives will determine product development and commercialization plans. We will be responsible for development of the production system for the products and will retain exclusive commercial rights to the products in North America. LFB will be responsible for clinical development and regulatory review of the first program in this collaboration, and will have exclusive commercial rights in Europe. We will hold co-exclusive rights with LFB in the rest of the world to any products developed through the collaboration. The initial term of the agreement is fifteen years, subject to extension or termination by mutual consent, and the terms for any product developed through the collaboration will continue until the later of the initial term or ten years beyond regulatory approval of that product.

Also in September 2006, LFB agreed to purchase $25 million of our securities consisting of 3.6 million shares of common stock, a $2.6 million five year note which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our common stock on an as-converted basis, and 14,615 shares of preferred stock convertible into 14.6 million shares of common stock. The purchase occurred in three tranches, or closings, the last of which occurred in January 2007 (see Note 3 to the Notes to Consolidated Financial Statements included in Item 8 of this Report).

Patents and Proprietary Rights

We currently hold 25 issued or allowed U.S. patents and 180 corresponding foreign patents. We have received a U.S. patent, with claim coverage for the production of therapeutic proteins in the mammary glands of transgenic mammals. This patent has an expiration date of 2021. Our other patents generally expire between 2013 and 2015. In accordance with ongoing research and development efforts, we have 56 pending U.S. patent applications and 184 corresponding foreign applications covering relevant and newly developed portions of our transgenic technology. Several of these pending applications are included in various cross-licensing or out-licensing arrangements with other companies that in turn provide us access to their proprietary technologies. We have granted limited access to our technology to Pharming Group, N.V., or Pharming, and to PharmAthene, Inc. Recently issued U.S. patents provide us with claim coverage for protein purification from the milk of transgenic animals, the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals, the production of recombinant antithrombin in the milk of transgenic goats and the production of prolactin in the milk of transgenic animals.

In addition, we hold exclusive and non-exclusive licenses from Genzyme Corporation, Biogen-Idec, Inc., and other individuals and corporations to rights under a number of issued patents and patent applications in the U.S. and the corresponding cases abroad for a variety of technologies enabling the transgenic production of proteins in the milk of non-human animals. We hold licenses to 34 issued U.S. patents and 30 pending U.S. applications. On an international basis, we hold licenses to 64 issued patents and have 116 pending applications. Certain of our in-licensed patents expired in 2006. Our principal in-licensed intellectual property surrounding our microinjection technology expired at the end of 2006 after which no royalties or other payments are due to the licensor. However, we will continue to have freedom to practice microinjection.

We have exclusive and nonexclusive licenses to specific technologies owned by other parties. Some of the licenses require us to pay royalties on sales of products which may be derived from or produced using the licensed technology. These licenses generally extend for the life of any applicable patent. We have concluded an extensive cross-licensing arrangement with Pharming providing broad access to the transgenic cattle platform as well as some additional nuclear transfer technology. In 2000, we entered into an exclusive world wide licensing agreement with Advanced Cell Technologies, Inc., or ACT, which focused on intellectual property concerning cloning and nuclear transfer for the production of therapeutic proteins in the milk of transgenic animals. ACT announced in 2006 that the Board of Patent Appeals and Interferences of the U.S. Patent Office entered a judgment that invalidated the key nuclear transfer patent (U.S. Patent No. 5,945,577) that we license from ACT in favor of a patent application of Geron Corporation. ACT appealed that decision in a proceeding in U.S. District Court. ACT reached a settlement agreement with Start Licensing, Inc. (a joint venture between Geron and Exeter Life Sciences, Inc.) that ended the appeal and confirmed the invalidity of the ACT patent. While we have also licensed nuclear transfer technology from Pharming, we do not know at this time what impact the settlement involving ACT and Start may ultimately have on our ability to practice nuclear transfer for the production of animals expressing therapeutic proteins in their milk. However, our current techniques for performing nuclear transfer do not, in our opinion, infringe any existing patents. If necessary, however, it is our intention to enter into appropriate licensing arrangements with one or more third parties to assure our continued freedom to operate in the field of nuclear transfer. Our principal product, ATryn®, does not utilize this technology, nor do our rhFVIIa or AAT programs.

We rely upon certain proprietary trade secrets, know-how and continuing technological advances to develop and maintain our competitive position. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we generally require employees, consultants and collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us.

Competition

Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. We experience significant competition from specialized biotechnology firms and large pharmaceutical companies in the U.S., Europe and elsewhere. Some of our competitors have substantially greater financial, marketing, research and development and human resources than we have. Most large pharmaceutical and biotechnology companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. In addition to company and industry level competition, our proprietary programs face particular competitive challenges.

Competition for our lead product candidate ATryn® comes from a number of companies internationally producing and marketing human antithrombin sourced from the fractionation of human plasma. CSL Behring’s antithrombin has a significant share of this market worldwide, but is not approved in the U.S. Talecris BioTherapeutics, or Talecris, is the only company that has commercially available fractionated antithrombin that is approved for sale in the U.S. Talecris’ U.S. sales are a small portion of the worldwide antithrombin market. There are a number of providers of plasma-derived antithrombin in Europe, including Octopharma, Grifols, Baxter International, Pfizer, Inc., CSL Behring, LFB, Kedrion and BioProducts Laboratory. A Grifols plasma-derived antithrombin product is in clinical studies to support a planned request for approval with the FDA.

Arriva Pharmaceuticals, Inc., or Arriva, has developed technology for large-scale production of stable non-animal sourced recombinant proteins in Saccharomyces cerevisiae, or baker’s yeast. Arriva is working with Baxter International to develop a recombinant form of alpha-1 antitrypsin using this technology, and this product is in a Phase II study. Talecris has a significant market in the U.S. with its plasma sourced alpha-1 antitrypsin product, Prolastin®. There are a number of other providers of plasma- sourced alpha-1 antitrypsin worldwide.

Novo Nordisk is the manufacturer of the only available rhFVIIa product, NovoSeven® which is approved for the treatment of hemophilia with inhibitors. The NovoSeven® patents expire in 2012. There are insignificant sales of various plasma-derived products such as Porcine FVIII, or pFVIII, prothrombin complex concentrates, or PCC, and activated prothrombin complex concentrates, or APCC, that perform a similar function.

In addition there are many companies, including biotechnology and pharmaceutical companies, which are actively engaged in seeking efficient methods of producing proteins for therapeutic or diagnostic applications. These include companies that are developing transgenic technology using various mammalian, plant and avian systems, as well as many companies that are building their own cell-culture-based production systems or other traditional recombinant protein production methods, and contract manufacturers who are using those systems to produce proteins for others. Pharming and BioProtein Technologies are other companies known to us that are engaged in the application of transgenic technology in mammals for the production of proteins for therapeutic use in humans. Pharming, based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows and rabbits. Pharming reports that it has filed for EMEA review of one product. Pharming has also submitted a request to the FDA to recognize their lactoferrin product as generally regarded as safe for nutritional applications. BioProtein

Technologies is a contract manufacturing organization specializing in the production of human therapeutic proteins and vaccines in the milk of transgenic rabbits also under a technology license agreement. The companies developing transgenic technology in mammals, chickens, and in plants may be competitive with our technology with respect to their patents and proprietary rights.

Government Regulation

The manufacturing and marketing of our potential products and certain areas of research related to them are subject to regulation by federal and state governmental authorities in the U.S., including the FDA, the USDA and the Environmental Protection Agency. Comparable authorities are involved in other countries, including the EMEA in Europe.

The FDA issued its Points to Consider in August 1995, addressing the Manufacture and Testing of Therapeutic Products for Human Use Derived from Transgenic Animals. Points to Consider, which are not regulations or guidelines, are nonbinding published documents that represent the current thinking of the FDA on a particular topic. Earlier in 1995, comparable guidelines were issued by European regulatory authorities. We believe that our programs satisfactorily address the topics identified in these documents and generally view these publications as positive milestones in the acceptance of the transgenic form of production. Nonetheless, obtaining further regulatory approvals for our transgenically produced products may take several years to complete and is expensive and uncertain. To our knowledge, no therapeutic protein produced in the milk of a transgenic animal has been submitted to the FDA for final regulatory approval or to any other regulatory agency outside of Europe for final regulatory approval.

Legal requirements for the investigation and commercialization of drug products and medical devices are set forth in the Federal Food, Drug and Cosmetic Act and regulations issued thereunder. While similar in many respects, legal requirements for the development and licensure of biological products, including transgenic products, are set forth in the Public Health Service Act, or PHSA, and regulations issued under that statute. As with drug products, these regulations require FDA approval prior to marketing. This approval is based on the manufacturer’s demonstration that the product is safe and effective for its labeled or indicated uses. The demonstration of safety and efficacy, is subject to a thorough review by FDA and consists of both preclinical laboratory and animal studies, which must demonstrate that the drug or biological product is sufficiently safe to be tested in humans, and extensive human clinical trials, which establish the product’s safety and efficacy in humans at the doses it will be administered and for the uses for which it will be labeled and marketed. This testing is both lengthy and expensive, and its outcome is frequently uncertain. In general, following testing in animals to establish that the drug is sufficiently safe for human testing, manufacturers apply for permission to study the drug in humans through the filing of an IND application which contains both the results of the animal testing as well as the plan or protocol for testing the drug in humans. Testing in humans usually encompasses three phases (I, II and III). Phase I studies, frequently conducted in healthy subjects, establish preliminary safety and kinetics in humans; Phase II studies are usually controlled and provide preliminary findings of efficacy and safety, while Phase III studies consist of much larger controlled trials and are used to establish the necessary proof of efficacy to support marketing. All testing in humans is subject to FDA oversight, and may be suspended or delayed if the agency determines that subjects may experience any unanticipated or unreasonable risks.

Following a manufacturer’s conclusion of the testing paradigm, the details of which may differ depending on the type of drug, the medical need for it, and the seriousness of the condition it is intended to treat, the data are compiled by the manufacturer into either a New Drug Application, or NDA, for new drugs, or a BLA for biological products, in accordance with the classification for the molecule determined by the FDA, and submitted for review. In addition, manufacturers are required to also include extensive data regarding the composition and manufacture of the product to assure its purity, potency and quality. The FDA may request additional information or data from the manufacturer, and following its review will either approve or disapprove the application. As part of a decision to approve the drug, the FDA will approve product labeling setting forth the use or uses which have been shown to be safe and efficacious, summaries of the clinical studies, dosing information, and extensive information presented hierarchically about potential risks. It may also require further testing as a condition of approval (referred to as Phase IV) as well as inform the manufacturer of certain limitations it believes are appropriate for product promotion. The approval process is comparable in Western Europe and other modern countries, such as Japan, with respect to the need for both safety and efficacy to be demonstrated through rigorous clinical trials.

Following marketing approval, the FDA continues to regulate drug and biological products extensively. Manufacturers are required to supply the agency with reports of all adverse events submitted to them, to report product defects, to submit to routine facility inspections, and to notify the agency of any planned product changes, many of which may also require prior approval. The failure to meet continuing regulatory requirements can result in administrative and legal sanctions, such as products recalls, requests to issue new information to medical practitioners, and in severe cases, product withdrawals, seizures, injunctions, and criminal prosecutions.

All marketing is also subject to continuing FDA monitoring which, if found deficient or in violation of requirements, may result in demands for corrective measures as well as potential imposition of the same sanctions. More recently, pharmaceutical marketing violations by several companies have been subject to extensive and serious sanctions of the Food and Drug Control Administration, or FDCA, the Medicare/Medicaid anti-kickback legislation and the False Claims Act by the federal and various state attorneys general and the Health and Human Services Office of Inspector General, including the imposition of both civil and criminal fines, the application of corporate integrity agreements, and in the most serious cases, potential disqualification from providing product to the agencies of the federal government.

Research and Development Costs

During 2006, 2005 and 2004, we incurred, $25.4 million, $21.1 million and $20 million, respectively, of development expenses including preclinical and clinical development expenses related to proprietary programs. Of the total spent on research and development, $20.3 million, $12.6 million and $11.4 million, was for our U.S. clinical trial, manufacturing costs spent on the ATryn® development program in fiscal years 2006, 2005 and 2004, respectively, which included manufacturing costs for our U.S. clinical trial, manufacturing costs of clinical material in excess or the maximum selling price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process. These costs include labor, materials, supplies and overhead, as well as certain subcontracted service costs. Also included are the costs of operating the transgenic production facility such as feed and bedding, veterinary costs and utilities.

Employees

As of December 31, 2006, we employed 153 people, including 10 part-time and temporary employees. Of our total employees, 101 were engaged in farm operations, clarification processes, quality assurance and control, 15 were engaged in research and development and 37 were engaged in administration, business development and marketing. Of our employees, approximately 16 have Ph.D. degrees and 3 have D.V.M. degrees. None of our employees are covered by collective bargaining agreements. We believe our employee relations are satisfactory.

Executive Officers

Our executive officers and their respective ages and positions as of March 1, 2007 are as follows:

Name	Age	Position
Geoffrey F. Cox, Ph.D.	63	Chairman of the Board, President and Chief Executive Officer
John B. Green	52	Senior Vice President, Chief Financial Officer and Treasurer
Gregory F. Liposky	52	Senior Vice President, Operations
Harry M. Meade, Ph.D.	60	Senior Vice President, Research and Development
Richard A. Scotland.	51	Senior Vice President, Regulatory
Daniel S. Woloshen	59	Senior Vice President and General Counsel

Dr. Cox was appointed Chairman of the Board, President and Chief Executive Officer in July 2001. From 1997 to 2001, Dr. Cox was Chairman and Chief Executive Officer of Aronex Pharmaceuticals, Inc., a biotechnology company. From 1984 to 1997, Dr. Cox was employed by Genzyme Corporation, where he most recently served as Executive Vice President, responsible for operations and the pharmaceutical, diagnostic and genetics business units. Prior to joining Genzyme, Dr. Cox was General Manager of the UK manufacturing operations for Gist-Brocades. Dr. Cox also serves as non-executive Chairman of the Board for Nabi Biopharmaceuticals, and serves on the Board of the Biotechnology Industry Organization and the Board of the Massachusetts Biotechnology Council. Dr. Cox received a Ph.D. in Biochemistry from the University of East Anglia U.K. and a BSc (Hons) in Biochemistry from the University of Birmingham U.K.

Mr. Green was appointed Senior Vice President in May 2002, having previously served as Vice President since 1994. Mr. Green has also served as our Chief Financial Officer since December 1994 and Treasurer since August 1997. Prior to joining us, Mr. Green was Vice President and Assistant Treasurer of TSI Corporation from December 1989 until our acquisition of TSI in 1994. Mr. Green is a Certified Public Accountant (CPA) with over 25 years of financial experience, including 18 within the biotechnology industry as Chief Financial Officer of GTC and Vice President and Assistant Treasurer for TSI Corporation. Mr. Green received a Master’s degree in Business Administration from Boston University Graduate School of Management and a Bachelor’s degree from the College of the Holy Cross.

Mr. Liposky was appointed Senior Vice President, Operations in May 2002, having previously served as Vice President, Operations since January 1999. Prior to joining us, Mr. Liposky served as Vice President, Contract Manufacturing for Creative Biomolecules, Inc. from 1992 through 1998 and Vice President, Bioprocessing and Operations and Projects Manager for Verax Corporation from 1987 to 1991. Mr. Liposky received his Master’s degree in Business Administration from Monmouth University and a Bachelor’s degree in Biology from Belmont Abbey College.

Dr. Meade was appointed Senior Vice President of Research and Development in May 2002. From 1994 to 2002, Dr. Meade was our Vice President of Transgenics Research, having served as Research Director since May 1993. Prior to joining us, Dr. Meade was a Scientific Fellow at Genzyme, where he was responsible for directing the transgenic molecular biology program. From 1981 to March 1990, Dr. Meade was a Senior Scientist at Biogen, Inc., where he helped develop the technology used for protein production in milk and was a named inventor on the first issued patent covering the related protein production process. Dr. Meade received his Ph.D. in Biology from the Massachusetts Institute of Technology and completed his post-doctoral studies at Harvard University. He holds Bachelor’s degrees in Chemistry and Electrical Engineering from Union College.

Mr. Scotland joined GTC Biotherapeutics in 2002 and holds the position of Senior Vice President, Regulatory Affairs. Mr. Scotland is responsible for directing worldwide regulatory activities pertaining to the development of therapeutic proteins derived from the milk of transgenic animals. Mr. Scotland has over 25 years of regulatory affairs experience with various biotechnology and pharmaceutical companies including Serono Laboratories, Genzyme Corporation and Astra Pharmaceuticals. Mr. Scotland holds a Bachelor’s degree in Biology from St. Joseph’s College in North Windham, Maine.

Mr. Woloshen was appointed Senior Vice President and General Counsel in May 2002, having previously served as Vice President and General Counsel since August 1999. Prior to joining us, Mr. Woloshen served as Vice President and General Counsel of Philips Medical Systems North America from April 1989 to July 1999. Mr. Woloshen received a Juris Doctor degree from Boston College Law School and holds a Bachelor’s degree from Colby College.

Available Information

Our internet website is www.gtc-bio.com and through the “Investor Information” portion of the website, investors may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our Investor Information page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.

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

We have had operating losses since our inception, and we expect losses to continue for the next several years. From our inception in 1993 to December 31, 2006, we have incurred cumulative losses of approximately $245 million. These losses have resulted principally from the costs of our research and development activities. Our net losses for fiscal years 2004, 2005 and 2006, have been $29.5 million, $30.1 million, and $35.3 million, respectively. We expect to continue incurring significant operating losses for at least the next several years. We may never receive material revenues from product sales or become profitable.

We may be unable to raise the additional capital needed to develop and commercialize our product programs successfully.

We will need additional capital to fund our operations, including research and development, manufacturing and commercialization. In order to develop and bring our transgenically produced products to market, we and our collaboration partners must commit substantial resources to costly and time-consuming research, preclinical testing and clinical trials. As of December 31, 2006, we had $25.4 million in cash and cash equivalents and $18.5 million in marketable securities, which were offset in part by our $18.8 million in current liabilities. We expect our current cash resources and potential future cash payments from new or existing collaboration and licensing programs to be sufficient to fund operations to mid 2008. We will need additional capital to fund our operations, including our research and development, manufacturing and commercialization activities. If we do not have or cannot raise additional capital when needed, we would be forced to delay, scale back or eliminate one or more of our research and development programs.

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

Our transgenically produced products may be subject to technology risks that may restrict or prevent their development and commercialization.

Developing products based on transgenic technology is subject to significant development risks. Each DNA construct is unique and it is possible that it might not be expressed in the transgenic animal’s milk at a level that is commercially viable. Purifying the recombinant protein out of the milk to use as a biotherapeutic may be too difficult to be commercially feasible. In addition, production of the recombinant protein may have negative effects on the health of either the mammary gland or more systematically on the animal as a whole. This would compromise the ability of the animal to produce the recombinant protein. Directing the mammary gland to produce additional proteins in the milk could negatively affect lactation, thereby shutting down milk production. The mammary gland may also modify a protein in such a manner that it is non-functional or harmful in humans. It is also possible that there may be disease agents present in goats or cows that would prevent the use of products derived from these animals. If an as yet unknown disease was identified that could not be effectively mitigated, government agencies may confiscate or destroy the animals, or prevent the utilization of their milk. Any of these governmental actions would prevent the use of the recombinant proteins.

Our collaboration partners may fail to perform satisfactorily or may terminate our collaboration agreements.

We are dependent on our collaboration partners for the development and commercialization of our approved product and our lead product candidates. We do not have adequate resources to develop our products and product candidates on our own. We also have neither the experience nor capabilities to sell, market or distribute products. We currently have a collaboration agreement with LEO to develop and market ATryn® and a collaboration agreement with LFB to develop selected recombinant plasma proteins and monoclonal antibodies. We also plan to enter into additional collaborations with other partners to develop and commercialize current and future products and product candidates. The performance of our collaboration partners is not within our control. For example,

•	we may not be able to ensure that our collaboration partners dedicate sufficient time and resources to successfully meet their obligations under our collaboration agreements;

•

disputes may arise between us and our partners that may result in the delay or termination of the development or commercialization of products or product candidates or that may subject us to costly litigation or arbitration;

•

our collaboration partners may experience financial difficulties or undergo business combinations or significant changes in corporate strategy that may adversely affect their ability or willingness to meet their obligations under our collaboration agreements; and

•

our collaboration partners may not adequately maintain and protect, or may improperly use, our proprietary information which could jeopardize our intellectual property rights or subject us to costly litigation or arbitration.

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

The majority of our collaborations to date have been external programs that involve proteins proprietary to our partners. Much of the continuing revenue, if any, that we may receive under these collaborations will depend upon our partners’ willingness and ability to successfully develop and commercially introduce, market and sell the version of the collaborator’s product derived from our transgenic production systems. Our partners may choose competitive production technologies or competitive products outside of their collaborations with us, which could have a material adverse effect on our business. The failure of any external collaboration could have a material adverse effect on our business.

We may fail to obtain the necessary regulatory approval to market and sell our transgenically produced products in the United States or in other countries.

Before we can market or sell any transgenically produced drug or biological products that we or our collaborators develop, we must receive regulatory approvals from federal, state and local governmental authorities, including the FDA and corresponding agencies in other countries, such as the EMEA in Europe. We received our only regulatory approval of any of our transgenically produced products in August 2006 from the European Commission for use of ATryn® as a prophylactic treatment of patients with hereditary antithrombin deficiency undergoing surgical procedures. Our Marketing Authorization Application for ATryn® was approved by the European Commission under exceptional circumstances, meaning that the license must be renewed on an annual basis as opposed to every five years, with certain post approval obligations that must be fulfilled to maintain approval. In addition, continuing marketing authorization approval must be obtained on an annual basis. To our knowledge, Pharming is the only other entity to have completed human clinical trials of a transgenically produced product. To date, none of our transgenically produced compounds have been approved for sale in the United States. Moreover, to our knowledge, no application for final regulatory approval of any therapeutic protein produced in the milk of a transgenic animal has been submitted to the FDA or, except for our application relating to ATryn® to the EMEA, or any other regulatory agency for final regulatory approval. The required regulatory approvals process for our transgenically produced products may take several years to complete and is expensive and uncertain. It is possible that the FDA or any other regulatory authority may not act quickly or favorably on our requests for approval or may require us to provide additional data that we may not have then available. For example, the FDA may impose restrictions and demands on our clinical trials that require additional resources and result in unexpected delays. In addition, the FDA may require us to conduct further clinical trials and post-marketing testing and surveillance to monitor the effects of approved products. The FDA or other regulatory authorities may also place conditions on approval that could restrict the commercial applications of such products.

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

Even if we receive regulatory approval for our transgenically produced products, the FDA or similar agencies in other countries may impose limitations on the indicated uses for which our products may be marketed and sold. These limitations could reduce the size of the potential market for a product. Failure to comply with applicable FDA and other regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to renew our marketing applications and criminal prosecution.

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

Our clinical trials of our transgenically produced products may be unsuccessful or delayed, which may prevent us from meeting our anticipated development timeline and, cause our stock price to decline.

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

To our knowledge, Pharming is the only other entity to have completed human clinical trials of a transgenically produced product. Until we have completed our current pivotal trial and submitted a BLA to the FDA for ATryn®, we will not have confirmation that our ATryn® trials are sufficient for approval in the United States. If we are unable to complete all clinical trials that may be required by the FDA, or the EMEA for expanded indications of ATryn®, or if any of our other transgenically produced proteins in development are not proved to be safe or effective to the satisfaction of regulatory authorities, it would have a material adverse effect on our business and operations.

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

We have limited manufacturing capability and may be required to rely on third party contract manufacturers to purify and formulate our transgenically produced products.

We currently have the capability to purify pre-clinical and clinical trial quantities of our transgenically produced products up to and including Phase II trials. We also rely upon third party manufacturers to purify and formulate significant pre-clinical, clinical and commercial quantities of our transgenically produced products. We will depend on these third party manufacturers to perform their obligations in a timely manner and in accordance with applicable government regulations in order to conduct our clinical trials or commercialize any of our products. In addition, there are very few third party manufacturers that have sufficient production capacity to manufacture all of our products either for our clinical trials or on a commercial scale. Our third party manufacturers may encounter difficulties, including problems involving:

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

We have contracts with Cambrex Bio Science Hopkinton, recently acquired by Lonza Biologics, for large scale purification and with Medimmune (Holland) for fill/finish services of our lead product, ATryn®. Both contracts have a five-year, renewable term, which will expire in 2007 if not renewed. Although we have identified possible alternative suppliers with respect to these services for this product, interruptions in these services and the process of changing to an alternative manufacturer could have a material adverse effect on our timely ability to manufacture bulk delivery of ATryn® for delivery to our collaborators or to market distribution after regulatory approval.

Transgenically produced products may never become commercially successful.

Even if our transgenically produced products are successfully developed and approved by the FDA and foreign regulatory agencies, they may not enjoy commercial acceptance or success, which would adversely affect our business and results of operations. Several factors could limit our success, including:

•	limited market acceptance among patients, physicians, medical centers and third party payors, including acceptance of products transgenically produced from animals;

•	our inability to access a sales force capable of marketing the product, either through a third party contract sales force or by establishing our own internal sales force;

•	our inability to supply a sufficient amount of product to meet market demand;

•	the number and relative efficacy of competitive products that may subsequently enter the market; and

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

For ATryn®, a number of companies internationally produce and market antithrombin derived from human plasma. CSL Behring’s product has a significant share of the worldwide market, but is not yet approved for sale in the U.S. Talecris, which purchased Bayer’s plasma business, has a commercially available fractionated antithrombin product that is approved for sale in the U.S. Other companies, including Octapharma, CSL Behring, Grifols, Kedrion, Baxter International, LFB and BioProducts Laboratory supply the European market with plasma-derived antithrombin products, none of which have yet been approved throughout the European Union. Like antithrombin, the alpha-1 antitrypsin sold today is derived from human plasma. Talecris has a significant presence in the U.S. with an alpha-1 antitrypsin product called Prolastin® which is approved for chronic use in patients with a genetic deficiency of alpha-1 antitrypsin who are prone to pulmonary disorders such as emphysema.

There are a number of companies worldwide that sell human serum albumin derived from human plasma, including Talecris BioTherapeutics, CSL Behring and Baxter International. We are aware of two companies worldwide that are developing recombinant forms of human serum albumin derived from yeast cultures: Aventis, which is developing product at an excipient market and Mitsubishi Pharma Corporation, which has been active in developing its product on a commercial scale for use in Japan and other parts of Asia.

Novo Nordisk is the manufacturer of the only available rhFVIIa product, NovoSeven® which is approved for the treatment of hemophilia with inhibitors. The NovoSeven® patents expire in 2012. There are insignificant sales of various plasma-derived products such has pFVIII, PCC, and APCC that perform a similar function. To the extent that a market develops for transgenically produced therapeutic products generally, we may compete with other transgenic technology companies. Pharming and BioProtein Technologies are other companies known to us that are extensively engaged in the application of transgenic technology in mammals for the production of proteins for therapeutic use in humans. Pharming, based in the Netherlands, is primarily engaged in the development of recombinant proteins in the milk of transgenic cows and rabbits. Pharming reports that it has one product that has been submitted for review by the EMEA. Pharming has also submitted a request to the FDA to recognize their lactoferrin product as being safe for nutritional applications. BioProtein Technologies is a contract manufacturing organization specializing in the production of human therapeutic proteins and vaccines in the milk of transgenic rabbits also under a technology license agreement. There are also other companies seeking to develop transgenic technology in animals and in plants, which may be competitive with our technology with respect to our patents and proprietary rights as discussed further below. In addition, it is possible that research and discoveries by others could render our transgenic technology obsolete or noncompetitive as a method of production for protein-based therapeutic products.

We may face public concerns about genetic engineering in animals.

Our activities involve genetic engineering in animals. The success of our potential commercial products will depend in part on public acceptance of the use of genetic engineering. Public attitudes may be influenced by claims and perceptions that these types of activities are unsafe and our products may not gain the acceptance of the public or the medical community. Negative public reaction to genetic engineering activities in general could result in greater restrictive legislation and regulations involving nuclear transfer and other methodologies which could impede our ability to conduct our business efficiently, delay preclinical studies or future clinical trials, or prevent us or our partners from obtaining regulatory approvals or commercializing transgenically produced products.

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

We hold 25 issued or allowed U.S. patents and 180 corresponding foreign patents. Our patents generally expire between 2013 and 2015, with the exception being the recent allowance in the United States of a patent which, after issuance would expire in 2021. This patent provides us with claim coverage for the production of therapeutic proteins in the mammary glands of transgenic mammals and is expected to issue by the middle of 2006. One in-licensed European patent, pertaining to transgenic animals secreting proteins in milk, expired in 2006. In accordance with ongoing research and development efforts, we have 56 pending U.S. patent applications and 184 corresponding foreign applications covering relevant and newly developed portions of our transgenic technology. Several of these pending applications are included in various cross-licensing or out-licensing arrangements with other companies that in turn provide access to their proprietary technologies. Specifically we have cross-licensed our proprietary technology for the production of proteins in milk to Pharming. Other technologies for which we hold existing patents include: protein purification from the milk of transgenic animals, the production of monoclonal and assembled antibodies at commercial levels in the milk of transgenic mammals and the production of recombinant antithrombin in the milk of transgenic goats. We cannot be certain that we will receive issued patents based on pending or future applications. Our issued patents may not contain claims sufficiently broad to protect us against competitors with similar technology. Additionally, our patents, our partners’ patents and patents for which we have license rights may be challenged, narrowed, invalidated or circumvented. Furthermore, rights granted under patents may not provide us with any competitive advantage.

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

The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of any pending patent or related litigation could have a material adverse effect on our ability to compete in the marketplace. ACT announced in 2006 that the Board of Patent Appeals and Interferences of the U.S. Patent Office entered a judgment that invalidated the key nuclear transfer patent, (U.S. Patent No. 5,945,577), that we license from ACT in favor or a patent application of Geron Corporation. ACT appealed that decision in a proceeding in U.S. District Court. ACT reached a settlement agreement with Start Licensing, Inc. (a joint venture between Geron and Exeter Life Sciences, Inc.) that ended the appeal and confirmed the invalidity of the ACT patent. While we have also licensed nuclear transfer technology from Pharming, we do not know at this time what impact, the settlement involving ACT and Start may ultimately have on our ability to practice nuclear transfer for the production of animals expressing therapeutic proteins in their milk. However, our current techniques for performing nuclear transfer do not, in our opinion, infringe any existing patents. If necessary, however, it is our intention to enter into appropriate licensing arrangements with one or more third parties to assure our freedom to operate in the field of nuclear transfer. Our principal product, ATryn®, does not utilize this technology, nor do our rhFVIIa or AAT programs.

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

We may not be able to recover from any catastrophic event affecting our animals or facilities.

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

We face an inherent risk of product liability exposure related to testing of our transgenically produced products in human clinical trials and will face even greater risks when we commercialize our products. An individual may bring a product liability claim against us if one of our products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use, even if the product involved is granted regulatory authorization for commercial sale. We have obtained product liability coverage for the clinical trials to be conducted to support a filing for marketing approval of ATryn® with the FDA through our own policies. Product liability insurance for commercial sales of ATryn® has been established by LEO. It is possible that our insurance coverage will not be sufficient to cover any claim. Any product liability claim brought against us, with or without merit, could result in:

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

We may be unable to attract and retain qualified managerial and scientific personnel which could adversely affect our business and operations.

We are highly dependent on the principal members of our scientific and management staff. Our success will depend in part on our ability to identify, attract and retain qualified managerial and scientific personnel. There is intense competition for qualified personnel in our industry. We may not be able to continue to attract and retain personnel with the advanced technical qualifications or managerial expertise necessary for the development of our business. If we fail to attract and retain key personnel, it could have a material adverse effect on our business, financial condition and results of operations. We have employment agreements with our executive officers, but these agreements do not guarantee that they will remain employed with us in the future. If we lose an executive officer, or a significant number of our staff, or are unable to hire and retain qualified personnel, then our ability to develop and commercialize our products and processes may be delayed or impaired. We do not carry key personnel insurance.

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

Sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, could adversely affect our common stock’s market price. As of December 31, 2006, there were 88.2 million shares of our common stock outstanding. In January 2007, we issued an additional 3.6 million shares of common stock pursuant to our purchase agreement with LFB. As of December 31, 2006, options to purchase an aggregate of 4.9 million shares of common stock at varying exercise prices were outstanding; of this total, options to purchase 3.8 million shares were immediately exercisable and these shares could be immediately resold into the public market. As of December 31, 2006, Genzyme held 4,924,919 shares of our common stock which could be sold into the public markets under Rule 144 of the Securities Act. Genzyme is also entitled to registration rights with respect to some of these shares. An additional 373,324 shares of our common stock, issuable to Genzyme upon exercise of outstanding warrants, are also entitled to registration rights, which could expedite the resale of such shares into the public market.

We also have outstanding warrants to purchase an aggregate of 14.6 million shares of our common stock at exercise prices ranging from $1.41 to $8.75 per share, which were issued to investors in various prior financings.

The warrants to purchase an aggregate of 1,828,573 of these shares of our common stock, which we issued in our August 2005 private placement had an initial exercise price of $2.68 per share. The exercise price of these warrants is subject to adjustment upon the occurrence of a dilutive issuance, that is, an issuance of any shares of our common stock or common stock equivalents at an exercise price lower than the then-effective exercise price per share. Upon a dilutive issuance the exercise price of the unexercised portion of these warrants shall be reduced by multiplying the then-effective exercise price by a fraction, the numerator of which is the number of shares of common stock outstanding immediately prior to the dilutive issuance plus the number of shares of common stock which the aggregate consideration received or deemed to be received by the company in connection with the dilutive issuance would purchase at the exercise price, and the denominator of which is the number of shares of common stock and common stock equivalents issued and outstanding immediately following such dilutive issuance. As adjusted for all dilutive issuances through January 2007, the exercise price of the August 2005 warrants has been reduced to approximately $2.06 per share.

We have 14,615 shares of Series D convertible preferred stock outstanding as of December 31, 2006, which are convertible into a total of 14,615,000 shares of common stock at the option of the preferred stock holder any time.

We have a convertible note in the amount of $2.6 million dollars to LFB, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our common stock on an as-converted basis. Based on a per share offering price of $0.97, the closing sale price of our common stock, as reported on the NASDAQ Global Market on March 1, 2007, the note would be convertible into 2.6 million shares of common stock.

Our capital raising efforts may dilute shareholder interests.

If we raise additional capital by issuing equity securities, the issuance will result in a reduction of the percentage of ownership for our existing shareholders, a result commonly referred to as dilution. The extent of such dilution will vary based upon the amount of capital raised.

Our common stock may continue to have a volatile public trading price.

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

The average daily trading volume of our common stock for the twelve-month period ending December 31, 2006 was approximately 739,102 shares.

Our common stock is at risk for delisting from the Nasdaq Global Market.

Our common stock is currently listed on the Nasdaq Global Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Global Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. We currently meet all of the minimum continued listing requirements for the Nasdaq Global Market, but the closing bid price for our common stock has been below $1.00 per share for periods of time. If the closing bid price of our common stock is less than $1.00 per share for 30 consecutive business days, we would become subject to delisting procedures.

If we fail to meet the continued listing requirements of the Nasdaq Global Market and our common stock is delisted, trading in our common stock, if any, could be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the Nasdaq Global Market, and our stock price, as well as the liquidity of our common stock, would be adversely affected as a result. Delisting would also negatively impact our ability to sell our common stock and secure additional financing.

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

All of our facilities are located in Massachusetts. We lease approximately 32,356 square feet of office and laboratory space which expires in September 2010. In February 2007, we signed a lease amendment to lease an additional 8,188 square fee of office space which also expires in September 2010.

We own a 383-acre facility in central Massachusetts. This facility contains 106,793 square feet of production, laboratory and administrative space and currently houses more than 1,500 goats. We believe that our owned and leased facilities are adequate for significant further development of commercial transgenic products. In March 2005, we completed the sale of 135 acres of farm land located in eastern New York State.

ITEM 3.	LEGAL PROCEEDINGS

On November 13, 2001, two employees of one of our former subsidiaries filed an action against us in the Court of Common Pleas for Philadelphia County in Pennsylvania seeking damages, declaratory relief and certification of a class action relating primarily to their GTC stock options. The claims arose as a result of our sale of Primedica Corporation to Charles River Laboratories International, Inc. in February 2001, which we believe resulted in the termination of Primedica employees’ status as employees of GTC or its affiliates and the termination of their stock options. The plaintiffs contended that the sale of Primedica to Charles River did not constitute a termination of their employment with GTC or its affiliates for purposes of our equity incentive plan and, therefore, that we breached our contractual obligations to them and other Primedica employees who had not exercised their stock options. The complaint demands damages in excess of $5 million, plus interest. The Court certified the case as a class action, with the class including employees of Primedica who, at the time GTC sold it, had GTC options that had not been exercised. On February 15, 2007, the parties agreed to settle these claims under terms which provide that our insurer will pay $175,000 in cash and we will deliver $225,000 of our Common Stock. The number of shares of Common Stock to be issued in the settlement will be determined based on the per share market value of the Common Stock on the date of issue after the Court concludes a fairness hearing regarding the settlement, which is expected to occur in April 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2006, we held a special meeting of shareholders. The results of the voting on the proposals submitted at the meeting to our shareholders were filed in our Current Report on Form 8-K filed on December 20, 2006 and incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock commenced trading on the NASDAQ National Market System in 1993. The stock’s ticker symbol was changed to GTCB on June 3, 2002, in conjunction with changing our name to GTC Biotherapeutics, Inc. Quarterly high and low sales prices for the Common Stock as reported by the NASDAQ Global Market (which was named the NASDAQ National Market prior to July 1, 2006) are shown below:

	High	Low
2005:
1st Quarter (ended April 3)	$1.96	$0.91
2nd Quarter (ended July 3)	1.84	0.85
3rd Quarter (ended October 2)	2.39	0.99
4th Quarter (ended January 1)	2.04	1.16

2006:
1st Quarter (ended April 2)	$2.41	$0.93
2nd Quarter (ended July 2)	1.96	0.87
3rd Quarter (ended October 1)	1.57	1.16
4th Quarter (ended December 31)	1.36	1.01

On March 1, 2007, the closing price of our Common Stock was $0.97 per share as reported on the NASDAQ Global Market.

As of March 1, 2007, we had approximately 917 shareholders of record.

We have never paid a cash dividend on our Common Stock and do not expect to do so for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below as of December 31, 2006 and January 1, 2006 and for each of the three fiscal years in the period ended December 31, 2006 are derived from our consolidated financial statements included elsewhere in this Report, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected financial data set forth below as of January 2, 2005, December 28, 2003 and December 29, 2002, and for the years ended December 28, 2003 and December 29, 2002 are derived from audited consolidated financial statements not included in this Report.

This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report and our consolidated financial statements and related notes thereto under Item 8 of this Report.

SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
Statement of Operations Data:
Revenues:
Revenue	$6,128	$4,152	$6,572	$9,640	$10,379
Revenue from related party	—	—	54	124	—

	6,128	4,152	6,626	9,764	10,379

Costs of revenue and operating expenses:
Cost of revenue	6,651	4,344	6,107	11,116	13,100
Research and development	25,401	21,145	20,002	18,277	11,869
Selling, general and administrative	9,723	8,428	9,710	10,688	11,319

	41,775	33,917	35,819	40,081	36,288

Operating loss from continuing operations	(35,647)	(29,765)	(29,193)	(30,317)	(25,909)
Other income and (expenses):
Interest income	1,237	547	312	1,103	2,028
Interest expense	(1,001)	(1,140)	(951)	(508)	(439)
Other income	66	246	339	185	—

Net loss	(35,345)	(30,112)	(29,493)	(29,537)	(24,320)

Net loss per common share (basic and diluted)	$(0.53)	$(0.62)	$(0.79)	$(1.00)	$(0.86)

Weighted average number of shares outstanding (basic and diluted)	66,860,345	48,658,143	37,360,758	29,562,152	28,353,490

	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003	December 29, 2002
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$43,385	$36,169	$22,281	$31,091	$57,349
Working capital	29,382	18,601	10,639	23,967	47,682
Total assets	73,235	66,719	57,301	71,072	95,373
Long-term liabilities	16,443	9,688	9,336	12,582	12,823
Shareholders’ equity	37,956	36,709	33,653	48,161	68,772

There were no cash dividends paid to common shareholders for any period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leader in the development and production of human therapeutic proteins through transgenic technology. Applying our transgenic production technology, we insert human protein-specific DNA into the genetic structure of an animal to enable it to produce what is known as a recombinant form of the corresponding human protein in the animal’s milk. We then purify the protein from the milk to obtain the therapeutic product, which is typically administered by injection. Our transgenic technology is protected by our leading patent position, which includes a U.S. patent, issued in 2006 and expiring in 2021, that covers the production of therapeutic proteins in the milk of transgenic mammals.

In August 2006, we obtained the first regulatory approval of a transgenically produced therapeutic protein anywhere in the world when the European Commission approved the use of ATryn®, our recombinant form of human antithrombin, as a prophylactic treatment of patients with hereditary antithrombin deficiency, or HD, undergoing surgical procedures. Based on the expected results of our currently ongoing pivotal trial, we are planning to file for a Biologics License Application, or BLA, seeking approval of the U.S. Food and Drug Administration, or FDA, to begin marketing ATryn® for a similar indication in HD patients, undergoing surgery or delivery.

Building upon the ATryn® approval in Europe, we are focusing our pipeline of proprietary programs on recombinant plasma proteins and monoclonal antibodies for use in hematology, including replacement therapies for genetic disorders, oncology and autoimmune diseases. In doing so, we focus on those potential therapeutic proteins that are difficult to express using traditional recombinant production methods, such as cell culture or bacteria production, or on those product candidates where production of commercial volumes using those methods requires significant capital investment for adequate production capacity, or where the cost of goods is a critical issue. Human plasma proteins that are used for therapeutics may have one or more of these characteristics. With the potential to produce large quantities of therapeutic proteins at a lower cost than using other methods, our production technology enables the pursuit of clinical indications requiring large amounts of the therapeutic protein and offers the opportunity to create markets significantly greater than those supported today by traditional recombinant produced and plasma-derived proteins.

In November 2005, we entered into an exclusive collaboration agreement with LEO Pharma, or LEO, of Denmark to develop and market ATryn® for markets in LEO’s territories of Europe, the Middle East, and Canada. In September 2006, we entered into a collaboration agreement with LFB Biotechnologies, or LFB, of France to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. The first program in this collaboration is for the development of a recombinant form of human factor VIIa.

We have also used our transgenic technology in external programs to produce therapeutic products for our partners. For our external programs, we enter into licensing and development agreements with partners to use our transgenic technology to develop, produce and purify recombinant forms of therapeutic proteins. Historically, we operated on a service contract basis, generally receiving fees for the development of the production platform and production and purification of the proteins. We currently have one active external program other than the LEO collaboration, which is with Merrimack Pharmaceuticals. Most of our fiscal 2006 revenues were derived from our external programs.

We have operated at a net loss since our inception in 1993 and we used $24.6 million of cash in operating cash flows in 2006. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations.

Our key value drivers include the following:

ATryn®

Our lead product is a recombinant form of human antithrombin known as ATryn®, which has been approved for marketing in the EU by the European Commission for use in patients with HD who are undergoing surgical procedures. For the U.S., we have begun an additional clinical study in the HD indication under an amended IND application with the FDA. The results of this study will be compared with data collected from patients who have been treated previously with plasma-sourced antithrombin. We believe that the results from this additional clinical study, together with the clinical trial data submitted in support of our successful application for marketing authorization, or MAA, in Europe will provide the basis for a BLA submission to the FDA. Recruitment has been slower than previously planned in this rare patient population, however we anticipate filing our BLA around the end of 2007. We believe that ATryn® presents a significant commercial opportunity if it can be expanded into additional indications that result from acquired deficiencies.

Our agreement with LEO includes up to $73 million in potential milestone payments from LEO to us for meeting regulatory, clinical and sales goals. These payments include a total of $5 million in non-refundable payments that we received upon entering the collaboration agreement and for achieving approval of ATryn® for the HD indication in Europe. These milestone revenues are being recognized over the life of the agreement on a straight-line basis beginning with the first delivery of ATryn® material to LEO, which occurred in the fourth quarter of 2006. In December 2005, we also received a payment of $1.4 million as an advance for the future sale to LEO of clinical material that LEO has committed to purchase. The revenue related to the $1.4 million payment was recognized upon delivery of the material in the fourth quarter of 2006. As of December 31, 2006, $4.9 million of the total amount received from LEO was accounted for as deferred revenue.

In our collaboration with LEO we will continue to be responsible for the production of ATryn®. LEO will pay for all product used in clinical studies as well as for commercial sale. For product sold for approved therapeutic use, LEO will pay us a royalty on all commercial sales, as well as a transfer price that we believe will provide us a margin on our cost of production once we achieve full commercial scale. We will be paid by LEO for clinical material based on our fully burdened costs subject to a maximum price per unit. Although our current cost of production exceeds our agreed upon maximum price for clinical material, we anticipate that the price for future clinical supply as well as the commercial transfer price will exceed our costs of production once we reach higher production levels. LEO has exclusive rights for sales and marketing of ATryn® in all indications in LEO’s territories as well as responsibility for the initiation of the price reimbursement process. Sales of ATryn® for the HD indication will begin on a country-by-country basis as prices are finalized in each country. We will retain all rights to ATryn® in all other territories, including the United States and Japan.

LFB Collaboration Agreement and rhFVIIa

As mentioned above, in September 2006, we entered into a collaboration agreement with LFB to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. The first program in this collaboration is for the development of recombinant Factor VIIa, or rhFVIIa. Under this agreement, we and LFB will share equally in the cost of the development and commercialization of each product and will be entitled to 50% of any profits derived from products developed through the collaboration provided we each contribute equally to their development. In the event that contributions to development are not equal, the profit allocation will be adjusted based on development costs incurred. Under the agreement, a joint steering committee of our and LFB’s representatives will determine product development and commercialization plans. Our activities under this program in 2007 will be primarily focused on development of the production and purification system. We anticipate that the product will enter clinical studies in approximately two years to evaluate its use in treating hemophiliacs that have developed inhibitors to factors VIII or IX.

LFB Stock and Note Purchase Agreement

In connection with the collaboration agreement, LFB was committed to purchase an aggregate of $25 million of shares of convertible preferred stock, shares of common stock and a subordinated convertible note. Each preferred stock is convertible into 1,000 shares of common stock at the option of the preferred stock holder any time subsequent to the issuance. The purchase price of the shares of preferred stock was $1.23 per common share equivalent, which was the market value of our common stock on the date of the agreement. In the fourth quarter of 2006, we sold 14,615 shares of our Series D preferred stock representing 14.6 million common share equivalents to LFB for an aggregate purchase price of approximately $18 million. Also during the fourth quarter of 2006, we entered into a five year convertible note with LFB in the amount of $2.6 million. The convertible note has a term of five years, will accrue interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our common stock on an as-converted basis.

On January 3, 2007, we sold LFB 3.6 million shares of common stock at a price of $1.23 per share, for an aggregate purchase price of approximately $4.46 million.

rhAAT

We have begun development of a recombinant form of human alpha-1 antitrypsin, or rhAAT, which, like antithrombin, is a product that is currently sourced from fractionated human plasma. We believe that our rhAAT can provide a highly pure and unconstrained supply to the market.

We have developed goats that produce rhAAT in significant quantities. We have also developed a bench scale purification process and are in the process of defining the clinical and regulatory program for this product. The level and speed of development of this product will be dependent upon our financial resources and partnering opportunities. Under our agreement with LFB, they have been granted a right of first negotiation to partner with us for the development of rhAAT.

CD137 Antibody

We have developed animals that produce an antibody to CD137, also know as 4-1BB receptor, which is present on T-cells of the human immune system as well as some cancer cells. Our CD137 antibody may have therapeutic value primarily through the modulation of the immune system. As a result, we believe it has potential for use in multiple clinical applications including cancer and autoimmune diseases. We anticipate that the potential quantities of our CD137 antibody required for future treatment could be very large. We believe that the increase in production capacity necessary to merit this anticipated demand for a CD137 antibody can be achieved more economically by using our transgenic production technology rather than traditional cell culture and bacteria production methods.

We have obtained our patent rights to CD137 antibody from the Mayo Clinic. These rights extend to any patents issued under its patent application. We have exercised our option for an exclusive license to these patents. The level and speed of development of a CD173 antibody will be dependent upon our financial resources and our ability to partner this program. This program is currently funded by an SBIR grant. Our goal over the next two years is to define the preclinical program to support the initiation of clinical studies and to seek a partner.

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

The following table summarizes our significant external program revenues as a percent of total revenue in the last three years:

	2006	2005	2004
Merrimack	54%	29%	26%
Centocor	1%	7%	20%
Elan (Tysabri® - formerly Antegren®)	—	35%	27%

In 2005 and 2004, the Merrimack revenue was a result of the processing of rhAFP for clinical studies while the revenue in 2006 was related to the breeding and material production under the next phase of the Merrimack agreement which was signed in late 2005.

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

Revenue Recognition

We enter into licensing and development agreements with collaborative partners for the development, production and purification of our internally developed recombinant protein candidates or for a transgenically produced version of the partner’s therapeutic recombinant proteins. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon the achievement of certain milestones and royalties on future product sales, if any. More recently, we have entered into a manufacturing services agreement with Merrimack Pharmaceuticals for the production of therapeutic recombinant proteins produced in the milk of transgenic animals. The terms of the agreement include payments for maintenance services, manufacturing suite time and the cost to scale up the production herd. In addition, we have entered into a license and supply agreement with LEO for the production of ATryn®. The terms of the supply agreement with LEO include non-refundable license fees, transfer price for product delivered, royalties on future net sales and potential milestone payments to us for meeting regulatory, clinical and sales goals.

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

We assess multiple element revenue arrangements involving upfront payments, license fees, manufacturing services and milestone payments received for the delivery of rights or services. The following criteria must be met for an element to represent a separate unit of accounting:

a)	The delivered items have value to a customer on a standalone basis;

b)	There is objective and reliable evidence of the fair value of the undelivered items; and

c)	Delivery or performance is probable and within our control for any delivered items that have a right of return.

If these criteria are met, we apply the appropriate revenue recognition model as described above to each separate unit of accounting. If these criteria are not met, elements are combined into a single unit of accounting and revenue is not recognized until we have verifiable objective evidence of the undelivered element. Upfront payments and license fees are recognized ratably over the lesser of the contractual term or expected relationship period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved. Payments for milestones which are not the result of the achievement of a substantive milestone, are recognized ratably over the lesser of the remaining contractual term or expected relationship period.

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

Inventory

All of the inventory on hand at December 31, 2006 and for the prior fiscal year ended January 1, 2006, relates to ATryn®, which we capitalized after completion of the clinical trials in anticipation of marketing approval for commercial sale in Europe. We expect that all of the capitalized inventory will be sold to LEO for clinical trials and commercial sale. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense. We analyze our inventory levels and estimate demand for commercial sale and clinical trials on a quarterly basis. The assessment of the expected use of the inventory is highly judgmental and is based on our best estimate for demand related to both commercial sale and clinical trial usage. We also review the appropriate carrying value of the inventory based on the estimated selling price of the material taking into account inventory obsolescence and inventory expiration dates. We project our current cost of production to exceed the agreed upon maximum transfer price for clinical studies and we will expense all costs above the agreed upon maximum transfer price. We are currently working to refine and scale up our manufacturing processes which should result in lower production costs.

Validation Costs

The costs that we have capitalized to date are those costs that are related to seeking FDA or EMEA approval of the manufacturing equipment to be used for the bulk production of ATryn®, which are being depreciated over the expected useful life of the facility. They include the costs of employees and third parties directly involved in the approval process, direct material consumed in the validation process and incremental fixed overhead. Costs that are excluded from capitalization include maintenance costs, process development/improvement and fixed overhead. As of December 31, 2006, January 1, 2006 and January 2, 2005, we had approximately $2.1 million, $2.4 million, and $2.9 million, respectively, of capitalized validation costs, net of accumulated amortization, included in property, plant and equipment. The capitalized validation costs are being depreciated over five years.

Valuation of Intangible and Long Lived Assets

Management’s policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management’s strategic direction or market emphasis. The test of such recoverability is a comparison of the asset value to its expected cumulative undiscounted net operating cash flow over the remaining life of the asset. If an impairment exists it is measured by the excess of the carrying value over the discounted cash flows. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets.

Share-Based Compensation

Effective January 2, 2006, we adopted SFAS 123(R) Share-Based Payment (or SFAF 123(R)) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS 123(R), we accounted for our share-based compensation plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. We did not recognize compensation expense related to the share-based plans because the options were granted with an exercise price equal to the fair market value on the date of the grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 2, 2006. Under the modified prospective approach, compensation expense recognized during fiscal 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested on, January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), and compensation expense for all share-based payments granted subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Changes in the inputs and assumptions can materially affect the measure of the estimated fair value of our employee equity awards. Also, the accounting estimate of share-based compensation expense is reasonably likely to change from period to period as further equity awards are granted and adjustments are made for equity award forfeitures and cancellations.

Included within the statements of operations for the year ended December 31, 2006 are the following charges for share-based compensation:

(dollars in thousands)
December 31, 2006
Research and development expense	$312
Selling, general and administrative expense	254

Total share-based compensation	$566

Results of Operations

The key components to our losses are costs of revenue, research and development expenses, and selling, general and administrative expenses.

2006 as Compared to 2005

	($ in thousands)
	2006	2005	$ Change	% Change
Revenue	$6,128	$4,152	$1,976	48%
Cost of revenue	$6,651	$4,344	$2,307	53%
Research and development	$25,401	$21,145	$4,256	20%
Selling, general and administrative	$9,723	$8,428	$1,295	15%

Revenue. During 2006, $4 million of our revenues were derived from external programs, primarily with Merrimack, as a result of the timing of milestones met on the program during 2006 and $2 million of our revenues were derived from LEO. During 2005, $3.7 million of our revenues were derived from external programs, primarily with Merrimack and Elan, and $489,000 in revenues were derived from proprietary programs, specifically, $237,000 from the CD137 program and $252,000 from the malaria program. The Tysabri program with Elan was completed in early 2005 and the NIAID ended its funding of the malaria program in August 2005 due to budgetary constraints. The program with Centocor was concluded in the fourth quarter of 2005. We expect revenues to continue to vary on a year-to-year basis. Deferred contract revenue, which is not included in the statement of operations but is reflected on the balance sheet, increased by $3.7 million in 2006. As of December 31, 2006, we had approximately $9.3 million in deferred revenue on our balance sheet, including $4.9 million from LEO and $3.3 million from Merrimack due to cash received for which revenue had not yet been recognized pursuant to our revenue recognition policy. The deferred revenue will be recognized in future periods over the terms of the agreements.

Cost of revenue. The increase in cost of revenue is primarily the result of the costs associated with our external programs as well as approximately $1.4 million of costs of manufacturing product on our internal program with LEO. The increase was partially offset by the completion of the Tysabri program with Elan in early 2005 and the completion of the Centocor program in the fourth quarter of 2005. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs and their progress.

Research and development expense. The 2006 research and development expense included $20.3 million related to the ATryn® program, an increase of $7.7 million over the $12.6 million in 2005. The increase was primarily due to the expense of ATryn manufacturing costs which include manufacturing costs of clinical material in excess or the maximum selling price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process. Details of expenses for the respective years are as follows:

	(dollars in millions)
	2006	2005
ATryn manufacturing expenses	$11.6	$3.9
EMEA regulatory process expenses	3.4	6.0
U.S. clinical trial expenses	3.8	2.2
Write down of prior year inventory	1.3	0.5
Other	0.2	—

Total	$20.3	$12.6

The increase in ATryn® related expenses during 2006 was partially offset by a decrease in spending of approximately $1.4 million on the CD137 development program during 2006 as well as a net decrease in other research and development programs as a result of the reallocation of resources to the ATryn® program. Research and development expenses in 2006 also includes a charge of $497,000 for the write off of the Advanced Cell Technology, Inc., or ACT, intangible asset (see Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Report).

Selling, General and Administrative Expense. The increase in SG&A expenses was primarily a result of increased legal costs related to patents and partnering transactions of approximately $900,000 as well as approximately $225,000 related to the proposed settlement of the legal proceeding (see Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Report), increased public company costs related to an increase in authorized shares of approximately $100,000, and expenses related to the implementation of SFAS 123(R) of approximately $250,000.

2005 as Compared to 2004

	($ in thousands)
	2005	2004	$ Change	% Change
Revenue	$4,152	$6,572	$(2,420)	(37)%
Revenue from joint venture and related party	$—	$54	$(54)	(100)%

Total Revenue	$4,152	$6,626	$(2,474)	(37)%
Cost of revenue	$4,344	$6,107	$(1,763)	(29)%
Research and development	$21,145	$20,002	$1,143	6%
Selling, general and administrative	$8,428	$9,710	$(1,282)	(13)%

Revenue. During 2005, $3.7 million of our revenues were derived from external programs, primarily with Merrimack and Elan, and $489,000 in revenues were derived from proprietary programs, specifically $237,000 from the CD137 program, which is funded by FLAIR grant, and $252,000 from the malaria program, which was funded by the National Institute of Allergy and Infectious Disease, or NIAID. During 2004, $5.6 million of our revenues were derived from external programs, primarily with Merrimack, Centocor and Elan, and $1,291,000 in revenues were derived from proprietary programs, specifically, $299,000 from the CD137 program and $992,000 from the malaria program. Due to current budgetary constraints at NIAID, no funding was committed for the malaria program beyond mid-August 2005. We recognized $1.8 million of revenue from our external development program with Elan upon successful completion of our transgenic development work in December 2004. Under a new agreement with Elan in 2005, the program was scaled down and then concluded in the third quarter. The program with Centocor was concluded in the fourth quarter of 2005. We expect revenues to continue to vary on a year-to-year basis. Deferred contract revenue, which is not included in the statement of operations but is reflected on the balance sheet, increased by $4.8 million in 2005. As of January 1, 2006, we had approximately $5.5 million in deferred revenue on our balance sheet, including $3.4 million from LEO and $1.5 million from Merrimack due to cash received for which revenue had not yet been recognized pursuant to our revenue recognition policy.

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

Research and development expense. The 2005 research and development expense included $12.6 million related to the ATryn® program, an increase of $1.2 million as compared to $11.4 million in 2004. Details of expenses for the respective years are as follows:

	(dollars in millions)
	2005	2004
ATryn manufacturing expenses	$3.9	$—
EMEA regulatory process expenses	6.0	11.2
U.S. clinical trial expenses	2.2	0.2
Write down of prior year inventory	0.5	—

Total	$12.6	$11.4

Additionally, in 2005, we incurred expenses of $2.4 million in connection with the CD137 program related to additional cell line work and founder goat development as compared with $1 million in 2004 related to cell line work, an increase of $1.4 million. In 2005, we also incurred expenses of $1.4 million in support of the recombinant human alpha-1 antitrypsin (rhAAT) program as compared to $350,000 in 2004, an increase of $1 million. The increases in ATryn®, CD137 and rhAAT programs in the year to year comparison were partially offset by a $900,000 decrease in spending on our recombinant human albumin (rhA) program, a $635,000 decrease in spending on our malaria program as well as a net decrease in spending on several other research programs. Spending on the rhA program and the malaria program was reduced in 2005 until such time additional funding is secured. Research and development expenses going forward are expected to vary based on a number of factors including the timing and status of research and development activities for ATryn® and other programs.

Selling, General and Administrative Expense. The decrease in selling, general and administrative expenses in 2005 was due to approximately $744,000 of restructuring charges incurred in 2004 and lower spending in 2005 throughout most areas of selling, general and administrative expenses.

Liquidity and Capital Resources

Overview

Our objective is to finance our business appropriately through a mix of equity financings, partnering and collaborations, grant revenue, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales and royalties occur and we achieve positive cash flow from operations. Our ability to raise future funds will be affected by the extent and timing of the launch of ATryn® for the HD indication in the EU, the progress of clinical trials and the regulatory review of ATryn® in the U.S. for HD, the progress of initial clinical trials for AD in the EU, our ability to enter into new or expanded transgenic research and development collaborations, the terms of such collaborations, the results of research and development and preclinical testing of our other proprietary product candidates, and competitive and technological advances, as well as general market conditions.

We use our cash primarily to pay salaries and wages, facility and facility-related costs of office and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During 2006 we had a net increase in cash and marketable securities of $7.6 million, which includes the receipt of $33.8 million in net proceeds from equity financings, $2.6 million in proceeds from the LFB debt financing, $24.6 million used in operations, $1.1 million used for capital expenditures and a $2.4 million payment of a note payable to Genzyme, which was a non-recurring payment. We estimate the net use of cash and marketable securities for 2007 to be between $26 and $29 million, exclusive of the impact of equity financings, if any.

At December 31, 2006, we had cash, cash equivalents and marketable securities of $43.8 million compared to $36.2 million at January 1, 2006, and at December 31, 2006, we had working capital of $29.4 million compared to $18.6 million at January 1, 2006.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in each 2006, 2005 and 2004 and have an accumulated deficit of approximately $245 million at December 31, 2006. The primary sources of additional capital raised in 2006, 2005 and 2004 have been equity financings and debt financings under our credit facility. Management expects that future sources of funding may include new or expanded collaboration arrangements and sales of equity or debt securities. Management believes that existing cash resources and potential future cash payments from new or existing collaboration and licensing programs will be sufficient to fund operations into the second half of 2008.

Cash Flows from Financing Activities

Equity Financing Activities

In July 2006, in a registered direct offering to institutional investors, we sold 12 million shares of our Common Stock at $1.38 per share (market price on the date of closing) and 10-year warrants to purchase an aggregate of 7.8 million shares of our Common Stock at an exercise price of $1.4145 per share. We received approximately $16.1 million in proceeds from this sale, net of approximately $1.4 million in offering costs and fees. The shares and warrants (including the shares issuable upon exercise of the warrants) were issued under a shelf registration statement.

In the fourth quarter of 2006, we sold LFB 14,615 shares of our newly designated Series D preferred stock at a purchase price of $1.23 per Common Stock equivalent (market price on the date of the agreement), representing 14.6 million common share equivalents. We received approximately $18 million in proceeds from this sale.

In January 2007, we sold LFB 3.6 million shares of our Common Stock at a purchase price of $1.23 (the market closing price on the date of the agreement) in connection with the third tranche under the purchase agreement with LFB. We received approximately $4.5 million in proceeds from the sale.

Offering costs and fees in conjunction with the two Series D preferred stock placements to LFB were approximately $270,000.

Credit Facility

In December 2006, we refinanced our term loan with GE Capital in the amount of $10 million of which $7.1 million was used to pay off the existing loan with GE Capital. There are two separate amortization schedules, the first in the amount of $8 million carries a fixed 10.8% annual interest rate and monthly payments of principal and interest of approximately $109,000 through December 2011 with a balloon payment of approximately $5.2 million in January 2012. The second in the amount of $2 million carries a fixed 10.84% annual interest rate and monthly payments of principal and interest of approximately $65,000 through January 2010. Collateral for the loan includes all of our existing and future acquired assets, excluding intellectual property.

In December 2006, as part of the second tranche related to the LFB agreement, we received $2.6 million in exchange for a five year convertible note with LFB. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our common stock on an as converted basis. Based our effective borrowing rate of 10.8%, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and the effective borrowing rate. The debt discount is being amortized over the five-year term of the note, resulting in additional interest expense of approximately $10,000 during fiscal year 2006.

Our $11.4 million of outstanding long-term debt at December 31, 2006 includes $10 million owed to GE Capital, $2.6 million owed to LFB and $1.1 million of unamortized debt discount on the LFB note. Of the $11.4 million, approximately $973,000 was classified as current. The current portion reflects the amount due through December 2007 on our GE Capital term loan.

Cash Flows used in Operating Activities

Cash flows used in operating activities were $24.6 million and $19 million for fiscal 2006 and 2005, respectively. The increase of $5.5 million was primarily the result of an increase in our net loss of $5 million due to overall spending on operations. Inventory has increased approximately $1.7 million from 2005 as a result of product needed to support the Phase II DIC study as well for planned commercial launch.

Cash Flows used in Investing Activities

Cash flows used in investing activities include $8.2 million in net purchases of marketable securities in our portfolio and $1.1 million used for purchases of capital equipment. We anticipate a similar level of capital expenditures company-wide in 2007 as compared to 2006.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Contractual Obligations:
Long-term debt obligations	$973	$3,197	$7,273	$—	$11,443
Operating lease obligations	1,868	4,095	216	—	6,179
Service agreements for manufacturing	1,100	—	—	—	1,100
Service and sublease agreement with Genzyme	440	—	—	—	440

Total contractual cash obligations	$4,381	$7,292	$7,489	$—	$19,162

We are party to license agreements for certain technologies (see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this Report). In July 2001, we reacquired Genzyme’s ownership interest in the ATIII LLC joint venture in exchange for a royalty to Genzyme based on our sales of ATryn®, if any, commencing three years after the first commercial sale, up to a cumulative maximum of $30 million. Certain of these other agreements contain provisions for future royalties to be paid on commercial sales of products developed from the licensed technologies. Currently, the amounts payable under these other agreements and any resulting commitments on our behalf are unknown and are not able to be estimated because the level of future sales, if any, is uncertain. Accordingly, they are not included in the preceding table.

We have entered into transactions with related parties (see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this Report) in the normal course of business. We believe that the terms of these transactions are at arm’s-length.

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 2, 2006. We discuss our adoption of SFAS 123(R) and the adoption’s effects above and in Note 2 in our Notes to Consolidated Financial Statements included in item 8 of this Report.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. This interpretation requires that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial statements.

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

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

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

We have certain financial instruments at December 31, 2006, including a term loan, a convertible promissory note payable and a stand-by letter of credit which are not sensitive to changes in interest rates. Our term loan has a carrying value of $11.4 million which approximates its fair value. Our stand-by letters of credit of $449,360 are required under a facility lease. Our five year convertible note payable to LFB has a principal of $2.6 million. At December 31, 2006, nothing has been drawn down on the stand-by letters of credit. These instruments are not leveraged and are held for purposes other than trading.

For the term loan and the LFB convertible promissory note outstanding, the table below presents the principal cash payments that exist by maturity date.

	($ in 000’s)
	2007	2008	2009	2010	2011	Thereafter	Total
Term Loan	$973	$1,177	$1,311	$709	$717	$5,113	$10,000
LFB Convertible Note Payable (1)	—	—	—	—	2,559	—	2,559

Total	$973	$1,177	$1,311	$709	$3,276	$5,113	$12,559

The interest rate on the term loan varies between 10.8% and 10.84% at December 31, 2006 and the interest rate on the LFB convertible note payable was 2% at December 31, 2006.

(1)

Based on our effective borrowing rate of 10.8%, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and the effective borrowing rate. The debt discount is being amortized over the five year term of the note.

Interest Rate Risk

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps, or forward or future contracts. Our primary market risk is interest rate risk on our investment portfolio. We estimate that the hypothetical loss in earnings for one year of investments held at January 1, 2006, resulting from a hypothetical 10% increase in interest rates, would not have materially impacted net loss or materially affected the fair value of rate sensitive instruments. The hypothetical loss was based on financial instruments we held at December 31, 2006 with variable and fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Response to this item is submitted as a separate section of this Report immediately following Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Report at page F-1.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, titles and biographies of our executive officers are provided under “Executive Officers” in Part I, Item 1 of this Form 10-K, and are incorporated herein by reference. Additional information regarding our directors and executive officers is set forth in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007 (the “2007 Proxy Statement”) under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting and Compliance.” We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our chief executive officer, chief financial officer, and controllers. The Code is available on our website at http://www.gtc-bio.com/investorinfo/corporategovernance.html. A copy of the Code is also available without charge upon request from the Chief Financial Officer at GTC Biotherapeutics, Inc., 175 Crossing Boulevard, Framingham, MA 01702. If we make any substantive amendments to the Code or grant any waiver from a provision of it, we will disclose the nature of such amendment or waiver on our website at www.gtc-bio.com or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under “Executive and Director” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under “Transactions with Related Persons” in our 2007 Proxy Statement and is incorporated herein by reference. See also Note 11 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding auditor fees and services is set forth under “Auditors” in our 2007 Proxy Statement and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of GTC Biotherapeutics, Inc.:

We have completed integrated audits of GTC Biotherapeutics Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of GTC Biotherapeutics, Inc. (the “Company”) and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 7, 2007

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except share amounts)

	December 31, 2006	January 1, 2006
Current assets:
Cash and cash equivalents	$25,356	$26,351
Marketable securities	18,479	9,818
Accounts receivable and unbilled contract revenue	285	204
Inventory	3,092	1,343
Other current assets	1,006	1,207

Total current assets	48,218	38,923
Property, plant, and equipment, net	15,336	16,735
Intangible assets, net	7,539	9,024
Other assets	1,692	1,587
Restricted cash	450	450

Total assets	$73,235	$66,719

Current liabilities:
Accounts payable	$6,903	$4,327
Accrued liabilities	5,195	3,627
Accrued liabilities Genzyme Corporation	2,464	3,108
Short-term deferred contract revenue	3,301	2,877
Current portion of long-term debt and capital leases	973	3,997
Note payable Genzyme Corporation	—	2,386

Total current liabilities	18,836	20,322
Long-term deferred contract revenue	5,953	2,663
Long-term debt, net of current portion	9,027	7,005
Long-term convertible note to LFB, net of debt discount	1,443	—
Other long-term liabilities	20	20

Total liabilities	35,279	30,010
Commitments and contingencies (see Notes 6 and 7)
Shareholders’ equity:

Preferred stock, $.01 par value; 4,985,000 shares authorized; 0 shares were issued and outstanding at December 31, 2006	—	—
Series D convertible preferred stock, $.01 par value; 15,000 shares authorized; 14,615 shares were issued and outstanding at December 31, 2006	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 76,440,477 and 63,467,874 shares issued and 73,620,477 and 60,647,874 shares outstanding at December 31, 2006 and January 1, 2006, respectively	736	606
Additional paid-in capital	282,343	245,930
Accumulated deficit	(245,129)	(209,784)
Accumulated other comprehensive income (loss)	6	(43)

Total shareholders’ equity	37,956	36,709

Total liabilities and shareholders’ equity	$73,235	$66,719

The accompanying notes are an integral part of the consolidated financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars in thousands except share and per share amounts)

	For the Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005*
Revenues:
Revenue	$6,128	$4,152	$6,626
Costs of revenue and operating expenses:
Cost of revenue	6,651	4,344	6,107
Research and development	25,401	21,145	20,002
Selling, general and administrative	9,723	8,428	9,710

Total cost of revenue and operating expenses	41,775	33,917	35,819

Operating loss	(35,647)	(29,765)	(29,193)

Other income (expense):
Interest income	1,237	547	312
Interest expense	(1,001)	(1,140)	(951)
Other income	66	246	339

Net loss	$(35,345)	$(30,112)	$(29,493)

Net loss per common share (basic and diluted)	$(0.53)	$(0.62)	$(0.79)

Weighted average number of common shares outstanding (basic and diluted)	66,860,345	48,658,143	37,360,758

Comprehensive loss:
Net loss	$(35,345)	$(30,112)	$(29,493)
Other comprehensive loss:
Unrealized holding gain (loss) on available for sale securities	49	93	(139)

Total other comprehensive loss	49	93	(139)

Comprehensive loss	$(35,296)	$(30,019)	$(29,632)

*	Year ended January 2, 2005 includes 53 weeks while years ended December 31, 2006 and January 2, 2006 include 52 weeks.

The accompanying notes are an integral part of the consolidated financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 28, 2003	—	—	34,749	$347	(2,820)	$(9,545)	$207,535	$(150,179)	$3	$48,161
Net loss								(29,493)		(29,493)
Common stock sold under Employee Stock Purchase Plan			182	2			347			349
Common stock issuance to the GTC Savings and Retirement Plan			100	1			312			313
Common stock issued under GTC Bonus Plan			111	1			439			440
Proceeds from the exercise of stock options			83	1			118			119
Proceeds from the issuance of common stock, net of offering costs of $1,162			6,395	64			13,804			13,868
Reclassification of treasury stock to common stock			(2,820)	(28)	2,820	9,545	(9,517)			—
Stock based compensation							35			35
Unrealized loss on investment									(139)	(139)

Balance, January 2, 2005	—	—	38,800	388	—	—	213,073	(179,672)	(136)	33,653
Net loss								(30,112)		(30,112)
Common stock sold under Employee Stock Purchase Plan			213	2			261			263
Common stock issuance to the GTC Savings and Retirement Plan			130	1			192			193
Common stock issued under GTC Bonus Plan			81	1			138			139
Proceeds from the exercise of stock options			10				11			11
Proceeds from the issuance of common stock, net of offering costs of $2,637			21,414	214			32,255			32,469
Unrealized gain (loss) on investment									93	93

Balance, January 1, 2006	—	—	60,648	606	—	—	245,930	(209,784)	(43)	36,709
Net loss								(35,345)		(35,345)
Common stock sold under Employee Stock Purchase Plan			133	2			118			120
Common stock issuance to the GTC Savings and Retirement Plan			165	2			182			184
Common stock issued under GTC Bonus Plan			543	5			554			559
Common stock issued under GTC Director Compensation Plan			6				7			7
Proceeds from the exercise of stock options			5				5			5
Proceeds from the issuance of preferred stock, net of offering costs of $270							18,832			18,832
Proceeds from the issuance of common stock, net of offering costs of $1,410.	15		12,000	120			16,005			16,125
Stock grant to employees			120	1			146			147
Stock based compensation							564			564
Unrealized gain (loss) on investment									49	49

Balance, December 31, 2006	15		73,620	$736	—	$—	$282,343	$(245,129)	$6	$37,956

The accompanying notes are in integral part of the consolidated financial statements

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Cash flows for operating activities:
Net loss from operations	$(35,345)	$(30,112)	$(29,493)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	3,488	3,904	4,031
Share based compensation	718	—	35
Amortization of premium (discount) on marketable securities	(369)	(304)	1,342
Common stock issuance to GTC savings and retirement plan	184	193	313
Inventory write off	1,343	419	—
Write off of intangible assets	497	147	—
Gain on disposal of fixed assets		(28)	—
Non-cash interest expense	10	—	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(81)	521	888
Inventory	(3,092)	(1,296)	1,108
Other assets and liabilities	96	244	42
Accounts payable	2,576	1,936	51
Accrued liabilities—Genzyme Corporation	(644)	302	882
Accrued liabilities	2,275	249	433
Deferred contract revenue	3,714	4,807	410

Net cash used in operating activities	(24,630)	(19,018)	(19,958)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,101)	(671)	(1,286)
Sale of property, plant and equipment		834	611
Purchase of marketable securities	(33,538)	(10,027)	(13,804)
Redemption of marketable securities	25,295	21,052	17,235
Restricted cash	—	—	(450)

Net cash used in investing activities	(9,344)	11,188	2,306
Cash flows from financing activities:
Proceeds from the LFB financing, net of offering costs	20,265	—	—
Proceeds from the issuance of common stock, net of offering costs	16,125	32,469	13,868
Net proceeds from employee stock purchase plan	120	263	349
Net proceeds from the exercise of stock options	5	11	119
Proceeds from long-term debt, net of financing costs	9,760	4,800	10,386
Repayment of long-term debt	(13,296)	(5,197)	(10,754)
Repayment of principal on capital leases	—	—	(214)

Net cash provided by financing activities	32,979	32,346	13,754

Net increase (decrease) in cash and cash equivalents	(995)	24,516	(3,898)
Cash and cash equivalents at beginning of the period	26,351	1,835	5,733

Cash and cash equivalents at end of the period	$25,356	$26,351	$1,835

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$976	$1,115	$837

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended December 31, 2006, January 1, 2006 (fiscal 2005) and January 2, 2005 (fiscal 2004) (all tabular $ in thousands, except per share data).

NOTE 1. NATURE OF BUSINESS

We are a leader in the development and production of human therapeutic proteins through transgenic technology. Applying our transgenic production technology, we insert human protein-specific DNA into the genetic structure of an animal to enable it to produce what is known as a recombinant form of the corresponding human protein in the animal’s milk. We then purify the protein from the milk to obtain the therapeutic product, which is typically administered by injection. Our transgenic technology is protected by our leading patent position, which includes a U.S. patent, issued in 2006 and expiring in 2021, that covers the production of therapeutic proteins in the milk of transgenic mammals.

In August 2006, we obtained the first regulatory approval of a transgenically produced therapeutic protein anywhere in the world when the European Commission approved the use of ATryn®, our recombinant form of human antithrombin, as a prophylactic treatment of patients with hereditary antithrombin deficiency, or HD, undergoing surgical procedures. Based on the expected results of our currently ongoing pivotal trial, we are planning to file for a Biologics License Application, or BLA, seeking approval of the U.S. Food and Drug Administration, or FDA, to begin marketing ATryn® for a similar indication in HD patients undergoing surgery or delivery.

Building upon the ATryn® approval in Europe, we are focusing our pipeline of proprietary programs on recombinant plasma proteins and monoclonal antibodies for use in hematology, including replacement therapies for genetic disorders, oncology and autoimmune diseases. In doing so, we focus on those potential therapeutic proteins that are difficult to express using traditional recombinant production methods, such as cell culture or bacteria production, or on those product candidates where production of commercial volumes using those methods requires significant capital investment for adequate production capacity, or where the cost of goods is a critical issue. Human plasma proteins that are used for therapeutics may have one or more of these characteristics. With the potential to produce large quantities of therapeutic proteins at a lower cost than using other methods, our production technology enables the pursuit of clinical indications requiring large amounts of the therapeutic protein and offers the opportunity to create markets significantly greater than those supported today by traditional recombinant produced and plasma-derived proteins.

We are subject to risks common to companies in the biotechnology industry, including, but not limited to, the uncertainties of clinical trials and regulatory requirements for approval of therapeutic compounds, the need for additional capital, competitive new technologies, dependence on key personnel, protection of proprietary technology, and compliance with the FDA and other United States and foreign government regulations. Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in each 2006, 2005 and 2004 and have an accumulated deficit of approximately $245 million at December 31, 2006. The primary sources of additional capital raised in 2006, 2005 and 2004 have been equity financings and debt financings under our credit facility. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Management believes that existing cash resources and potential future cash payments from new and existing collaborations and licensing programs will be sufficient to fund operations into the second half of 2008.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include our results, the results of our wholly-owned subsidiaries and our Taurus hSA LLC joint venture. We consolidate the Taurus hSA LLC joint venture for financial reporting purposes (see Note 12).All significant inter-company transactions have been eliminated and we operate in one business segment.

Our fiscal year ended January 2, 2005, included 53 weeks.

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

Marketable Securities

Marketable securities have been classified as available for sale and are stated at market value based on quoted market prices. Gains and losses on sales of securities are calculated using the specific identification method. Marketable securities at December 31, 2006 and January 1, 2006 can be summarized as follows:

	December 31, 2006		January 1, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Government backed obligations	$2,983	$2,984	$6,535	$6,495
Corporate obligations	15,496	15,496	3,327	3,323

Total marketable securities	$18,479	$18,480	$9,862	$9,818

Maturities of our marketable securities at December 31, 2006 and January 1, 2006 are as follows:

	December 31, 2006	January 1, 2006
Maturities less than 1 year	$18,480	$3,500
Maturities between 1 and 2 years	—	—
Maturities greater than 2 years	—	6,318

Total marketable securities	$18,480	$9,818

At December 31, 2006, January 1, 2006 and January 2, 2005 the change in unrealized gain(loss) on marketable securities included in other accumulated comprehensive income and equity was $49,000, $93,000, and $(139,000), respectively. All realized gains/(losses) on available for sale securities in 2006, 2005 and 2004, were immaterial. At December 31, 2006, the contractual maturities of our investments available for sale range from 4 months to 36 months. All of our investments are classified as short-term, which is consistent with their intended use. Unrealized losses on marketable securities were approximately $0 and $43,000 at December 31, 2006 and January 1, 2006, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and trade accounts receivable. At December 31, 2006 and January 1, 2006, approximately 100% of cash, cash equivalents and marketable securities were held by one United States financial institution.

We perform ongoing credit evaluations of our customers’ financial conditions and maintain reserves for potential credit losses. There were no reserves required for 2006, 2005 and 2004 nor were there any write-offs for fiscal 2006, 2005 and 2004.

At December 31, 2006, January 1, 2006 and January 2, 2005, one customer, four customers and five customers, respectively, accounted for 100% of accounts receivable. Eight collaboration partners accounted for 100% (the largest of which was 54%) of revenue for the year ended December 31, 2006, eight collaboration partners accounted for 100% (the largest of which was 35%) of revenue for the year ended January 1, 2006 and five collaboration partners accounted for 93% (the largest of which was 27%) of revenue for the year ended January 2, 2005.

The following table summarizes our revenues as a percent of revenue in the last three years:

	2006	2005	2004
Merrimack	54%	29%	26%
LEO	32%	—	—
Centocor	1%	7%	20%
Elan (Tysabri® - formerly Antegren®)	—	35%	27%

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over estimated useful lives of three to thirty years. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining term of the lease, whichever is shorter. The purchase of the New Zealand goats (“Livestock”) are capitalized and amortized using the straight-line method over their estimated useful lives of five years.

We capitalize those incremental costs that are incurred in obtaining approval from the FDA or EMEA for manufacturing assets and the related processes for bulk drug production. Under Statement of Financial Accounting Standards (SFAS) No. 34, “Capitalization of Interest Costs,” the historical cost of acquiring an asset includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. The capitalization period begins when expenditures for the asset have been made and activities that are necessary to get the asset ready for its intended use are in progress. Pursuant to regulations of the FDA or the EMEA, a facility and its related manufacturing assets must achieve “process qualification” in order for it to be approved, or “validated,” for commercial production. Without approval from the FDA or the EMEA, the facility cannot be placed into service for commercial production; accordingly, the incremental validation costs we incur are an essential part of preparing the related assets for their intended use. Approval by the FDA will allow us to market products for sale in the U.S.. We received approval ATryn® from the EMEA in 2006, which will allow us to market that product in Europe through our collaboration with LEO.

The costs that we have capitalized to date are those costs that are related to FDA or EMEA approval of the manufacturing equipment to be used for the bulk production of ATryn® and are being depreciated over the expected life of the facility. These include the costs of employees and third parties directly involved in the process, direct material consumed in the validation process, and incremental fixed overhead. Costs that are excluded from capitalization include costs of maintenance, process development/improvement and fixed overhead. As of December 31, 2006 and January 1, 2006, we had approximately $2.1 million and $2.4 million, respectively, of capitalized validation costs, net of accumulated amortization, included in property, plant and equipment. The capitalized validation costs are being depreciated over five years.

The following is the summary of property, plant and equipment and related accumulated amortization and depreciation as of December 31, 2006 and January 1, 2006.

	Years of Life	December 31, 2006	January 1, 2006
Land	—	$909	$909
Buildings	20-30	14,146	14,115
Livestock	3-5	2,842	2,842
Leasehold improvements	lease life	2,085	1,769
Laboratory, manufacturing and office equipment	3-10	12,619	11,874
Laboratory, manufacturing and office equipment—capital lease	3-10	1,143	1,143

		33,744	32,652
Less accumulated amortization and depreciation		(18,408)	(15,917)

Net property, plant and equipment		$15,336	$16,735

Depreciation and amortization expense was $2,500,000, $2,869,000 and $2,993,000, for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. Accumulated amortization for equipment under capital lease was $1,118,000, $1,106,000 and $1,400,000 at December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

In March 2005, we completed the sale of 135 acres of farm land located in eastern New York State. As a result of the sale, we received net proceeds of approximately $534,000 and recorded a gain of approximately $29,000. Also during 2005, we purchased $300,000 of fixed assets and financed these additions with operating lease obligations.

Long-Lived Assets

Management’s policy regarding long-lived assets is to evaluate the recoverability of our assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including operating results, business plans, budgets, economic projections and changes in management’s strategic direction or market emphasis. The test of such recoverability is a comparison of the asset value to its expected cumulative undiscounted net operating cash flow over the remaining life of the asset. If an impairment exists it is measured by the excess of the carrying value over the discounted cash flows. Any write-downs are to be treated as permanent reductions in the carrying amount of the assets.

Share-Based Compensation

Effective January 2, 2006, we adopted SFAS 123(R) Share-Based Payment (or SFAS 123(R)) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. SFAS 123(R) is being applied on the modified prospective basis. Prior to the adoption of SFAS 123(R), we accounted for our share-based compensation plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations. We did not recognize compensation expense related to the share-based plans because the options were granted with an exercise price equal to the fair market value on the date of the grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 2, 2006. Under the modified prospective approach, compensation expense recognized during fiscal 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested on, January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and compensation expense for all share-based payments granted subsequent to January 2, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Revenue Recognition and Contract Accounting

We enter into licensing and development agreements with collaborative partners for the development, production and purification of our internally developed recombinant protein candidates or for a transgenically produced version of the partner’s therapeutic recombinant proteins. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon the achievement of certain milestones and royalties on future product sales, if any. More recently, we have entered into a manufacturing service agreement with Merrimack Pharmaceuticals for the production of a therapeutic recombinant protein of Merrimack that we produce in the milk of transgenic animals. The terms of the agreement include payments for maintenance services, manufacturing suite time and cost to scale up the production herd. In addition, we have entered into a license and supply agreement with LEO for the production of ATryn®. The terms of the supply agreement with LEO includes non-refundable license fees, transfer price for products delivered, royalties on future net sales and potential milestone payments to us for meeting regulatory, clinical and sales goals.

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

We assess multiple element revenue arrangements involving upfront payments, license fees, manufacturing services and milestone payments received for the delivery of rights or services. The following criteria must be met for an element to represent a separate unit of accounting:

a)	The delivered items have value to a customer on a standalone basis;

b)	There is objective and reliable evidence of the fair value of the undelivered items; and

c)	Delivery or performance is probable and within our control for any delivered items that have a right of return.

If these criteria are met we apply the appropriate revenue recognition model as described above to each separate unit of accounting. If these criteria are not met, elements are combined into a single unit of accounting and revenue is not recognized until we have verifiable objective evidence of the undelivered element. . Upfront payments and license fees are recognized ratably over the lesser of the contractual term or expected relationship period. Payments for the achievement of substantive milestones are recognized when the milestone is achieved. Payments for milestones which are not the result of the achievement of a substantive milestone, are recognized ratably over the lesser of the remaining contractual term or expected relationship period.

Revenue is also recognized in accordance with SAB 101 FAQ 13 (EITF 91-6). Under that model, revenue is recognized using the lesser of non-refundable cash received and milestones met or the result achieved using level-of-efforts accounting. The estimated costs to complete each program are based on the contract terms and detailed program plans, including cost projections, of each program under review. All revenue recognition estimates are made based upon the current facts and circumstances and are reassessed on at least a quarterly basis. There are a number of factors which could cause the need for a revision to these estimates which in turn may have the effect of increasing or decreasing revenue in the current period as they become known. These factors include unforeseen additional costs, delay in a program, efficiencies or decisions at the partner’s discretion.

Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Inventory

Inventory consists of:

	At December 31, 2006	At January 1, 2006
Raw materials	$—	$112
Work in process	3,092	1,231
Finished goods	—	—

Total inventory	$3,092	$1,343

We carry inventory at the lower of cost or market using the first-in, first-out method. Inventories on hand at December 31, 2006 and January 1, 2006 are related to ATryn®, which we capitalized after completion of the clinical trials in anticipation of marketing approval for commercial sale in Europe. We expect that all of the capitalized inventory will be sold to LEO for clinical and commercial trials. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense. Our current cost of production exceeds our agreed upon maximum price, therefore we are expensing these excess costs as incurred. Once our cost of production falls below the agreed upon maximum price, we will capitalize those costs.

During 2006 and 2005, following delays in regulatory approvals, we wrote off portions of the inventory that were designated for clinical trials as well as inventory that was used for development purposes or expected to expire prior to sale.

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

Research and Development Costs

All research and development costs are expensed as incurred. During our fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, we incurred, $25.4, $21.1 million and $20 million, respectively, of development expenses related to proprietary programs. Of the total spent on research and development, $20.3 million, $12.6 million and $11.4 million, was spent on the ATryn® development program in fiscal years 2006, 2005 and 2004, respectively, which included manufacturing costs for our U.S. clinical trial, manufacturing costs of clinical material in excess or the maximum selling price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process. These costs include labor, materials, supplies and overhead, as well as certain subcontracted research projects. Also included are the costs of operating the transgenic production facility such as feed and bedding, veterinary costs and utilities.

Net Loss per Common Share

We apply Statement of Financial Accounting Standards No. 128 (“SFAS 128”), Earnings Per Share in calculating earnings per share. Potential common shares consist of warrants (see Note 8), stock options (see Note 9) and stock to be issued under the defined contribution retirement plan (see Note 9). We were in a net loss position in 2006, 2005 and 2004, and, therefore, 35.6 million, 13.3 million and 8.1 million of potential common shares, respectively, were not used to compute diluted loss per share, as the effect was antidilutive. We also have a convertible note in the amount of $2.6 million dollars to LFB, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our common stock on an as-converted basis.

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

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS 123(R), which requires us to expense share-based payments, including employee stock options, based on their fair value. We adopted SFAS 123(R) on January 2, 2006. We discuss our adoption of SFAS 123(R) and the adoption’s effects above and in Note 2 in our Notes to Consolidated Financial Statements included in item 8 of this Report.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. This interpretation requires that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, this interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having relevant information and applying current conventions. This interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. This interpretation is effective for fiscal years beginning after December 15, 2006, and we will be required to adopt this interpretation in the first quarter of 2007. Based on our evaluation as of December 31, 2006, we do not believe that FIN 48 will have a material impact on our financial statements.

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

SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The adoption of SAB 108 did not have a material effect on our financial position, results of operations or cash flows.

In September 2006 the FASB issued Statement No. 157, Fair Value Measurements. The Statement provides guidance for using fair value to measure assets and liabilities. This Statement references fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The Statement applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value in any new circumstances. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on our financial position, results of operations or cash flows.

NOTE 3. SIGNIFICANT AGREEMENTS

LEO Pharma A/S (“LEO”)

In November 2005, we entered into a collaboration agreement with LEO to develop and market ATryn®, for markets in LEO’s territories of Europe, the Middle East, and Canada. Our agreement with LEO includes up to $73 million in potential milestone payments from LEO to us for meeting regulatory, clinical and sales goals. These payments include a total of $5 million in non-refundable payments that we received upon entering the collaboration agreement and for achieving approval of ATryn® for the HD indication in Europe. These milestone revenues are being recognized over the life of the agreement on a straight-line basis beginning with the first delivery of ATryn® material to LEO, which occurred in the fourth quarter of 2006. In December 2005, we also received a payment of $1.4 million as an advance payment for the future sale to LEO of clinical material that LEO committed to purchase. The revenue related to the $1.4 million payment was recognized upon delivery of the material in the fourth quarter of 2006. As of December 31, 2006, $4.9 million of the total amount received from LEO was accounted for as deferred revenue.

In our collaboration with LEO we will continue to be responsible for the production of ATryn®. LEO will pay for all product used in clinical studies as well as for commercial sale. For product sold for approved therapeutic use, LEO will pay us a royalty on all commercial sales, as well as a transfer price that we believe will provide us a margin on our cost of production once we achieve full commercial scale. We will be paid by LEO for clinical material based on our fully burdened costs subject to a maximum price per unit. Although our current cost of production exceeds our agreed upon maximum price for clinical material, we anticipate that the price for future clinical supply as well as the commercial transfer price will exceed our costs of production once we reach higher production levels. LEO has exclusive rights for sales and marketing of ATryn® in all indications in LEO’s territories as well as responsibility for initiation of the price reimbursement process. Sales of ATryn® for the HD indication will begin on a country-by-country basis as prices are finalized in each country. We will retain all rights to ATryn® in all other territories, including the United States and Japan.

LFB Biotechnologies (“LFB”)

In September 2006, we entered into a collaboration agreement with LFB, a related party, to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. LFB is a subsidiary of LFB S.A., a vertically integrated company based in Paris, France that currently markets 19 plasma-derived products in the areas of hemostasis, anesthesia-intensive care and immunology. LFB S.A. is currently 100% owned by the French government. The first program in this collaboration is for the development of rhFVIIa. Under this agreement, we and LFB will share equally in the cost of the development and commercialization of each product and will be entitled to 50% of any profits derived from products developed through the collaboration provided we each contribute equally to their development. In the event that contributions to development are not equal, the profit allocation will be adjusted based on development costs incurred. Under the agreement, a joint steering committee of our and LFB’s representatives will determine product development and commercialization plans. We will be responsible for development of the production system for the products and will retain exclusive commercial rights to the products in North America. LFB will be responsible for clinical development and regulatory review of the first program in this collaboration, and will have exclusive commercial rights in Europe. We will hold co-exclusive rights with LFB in the rest of the world to any products developed through the collaboration. The initial term of the agreement is fifteen years, subject to extension or termination by mutual consent, and the terms for any product developed through the collaboration will continue until the later of the initial term or ten years beyond regulatory approval of that product.

In connection with the collaboration agreement, we entered into a purchase agreement with LFB pursuant to which LFB committed to purchase up to an aggregate of $25 million of shares of convertible preferred stock, shares of common stock and a subordinated convertible note. Each preferred stock is convertible into 1,000 shares of common stock at the option of the preferred stock holder any time subsequent to the issuance. The purchase price of the shares of stock is $1.23 per common share equivalent, which was the market value of our common stock on the date of the agreement. These securities were issued and sold in three tranches, or installments, the first of which involved LFB’s purchase on October 4, 2006 of 5,000 shares of our newly designated Series D preferred stock representing 5 million common share equivalents at an aggregate purchase price of $6.15 million. In the second tranche, LFB purchased an additional 9,615 shares of Series D preferred stock at an as converted per share price of $1.23 and a subordinated convertible note in the principal amount of approximately $2.56 million, for an aggregate purchase price of approximately $14.39 million. The convertible note has a term of five years, accrues interest at a rate of 2.0% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings to exceed 19.9% of our common stock on an as converted basis. Subsequent to the completion of the second tranche, LFB held, on an as converted basis, approximately 19.9% of the shares of common stock outstanding prior to the transaction, and as sole holder of the Series D preferred stock, became entitled to designate a director to serve on our board. In the third tranche, which closed on January 3, 2007, LFB purchased 3,630,000 shares of common stock at a price of $1.23 per share, for an aggregate purchase price of approximately $4.46 million. Subsequent to the completion of the third tranche, but before any conversion of the convertible note, LFB holds on an as converted basis approximately 24.8% of our shares of common stock outstanding. Completion of the second and third tranches was subject to our receipt of certain shareholder approvals, which were obtained on December 5, 2006.

Merrimack Pharmaceuticals, Inc. (“Merrimack”)

In December 2003, we amended the terms of our agreement with Merrimack for the production and purification of MM-093. Under the revised terms, we converted $1.25 million of the payments owed to us by Merrimack into shares of Merrimack preferred stock. We were paid in cash for amounts owed to us in excess of $1.25 million. We also received an increase in our future potential royalty rate due from Merrimack on commercial sales of MM-093, if any, as a result of this agreement. This amendment enabled us, as a holder of preferred stock in Merrimack, to participate in a larger portion of the potential value of MM-093.

In September 2005, we entered into an agreement for further production of MM-093 for Merrimack. Under a Master Agreement, the parties acknowledged that the work done under the earlier agreements had been successfully completed and that the parties intend to enter into new agreements to continue the production of transgenic rhAFP exclusively by us.

Our primary responsibilities include maintaining facilities, staffing, equipment and quality systems. For the detailed services, Merrimack pays us for a combination of fees for equivalent full time employees and fixed charges for suite usage and material testing and release. In addition, Merrimack is required to pay royalties to us based on Merrimack’s net revenues and net partner sales.

As of December 31, 2006, we had approximately $3.3 million of deferred revenue related to these agreements. We had approximately $218,000 of billed receivables from Merrimack at December 31, 2006.

Cambrex Bio Science Hopkinton (“Cambrex”)

In August 2002, we entered into a service agreement with Cambrex for Cambrex to provide certain technology services relating to biopharmaceutical drug product process transfer, process validation, purification, quality control and quality assurance. As of December 31, 2006, we had paid approximately $10.6 million to Cambrex for services rendered under the contract and we are committed to pay approximately $1.1 million more through 2007. The amount paid to Cambrex has either been capitalized as part of our fixed assets through validation costs (see Note 2), capitalized as part of our inventory (see Note 2), or included in research and development expense.

Pharming Group N.V. (“Pharming”)

In June 2002, we obtained licenses to technology relative to transgenic milk expression, transgenic cattle technology and nuclear transfer technology from Pharming. The license provided for a payment of 1.5 million Euro, or approximately $1.5 million, which was paid in July of 2002. These licenses relate to technology, some of which is currently being used in our ongoing activities and, therefore, their associated costs are reported as an intangible asset at December 31, 2006 and are being amortized over a 15-year period, the remaining life of the underlying patents.

Advanced Cell Technologies, Inc. (“ACT”)

In June 1999, we signed an exclusive, worldwide licensing agreement with ACT to allow us to utilize ACT’s patented nuclear transfer technology for the development of biopharmaceuticals in the milk of transgenic mammals. We believed ACT’s proprietary platform technology, when coupled with our transgenic technology, would provide additional patentable approaches to efficiently develop transgenic animals. We paid an upfront license fee of $1,862,000 upon execution of the agreement, including $1 million of our Common Stock, which was classified as an intangible asset (see Note 7) and was being amortized over a 10-year period. In addition, we were required to pay royalties to ACT. To date, we have recorded to research and development expense approximately $377,000 of royalties to ACT of which approximately $223,000 has been paid.

ACT announced in 2006 that the Board of Patent Appeals and Interferences of the U.S. Patent Office entered a judgment that invalidated the key nuclear transfer patent that we license from ACT in favor of a patent application of Geron Corporation. ACT reached a settlement agreement with Start Licensing Inc. (a joint venture between Geron and Exeter Life Sciences, Inc.) that ended the appeal and confirmed the invalidity of the ACT patent.

Elan

During 2004, Elan contracted with us to perform development activities related to their Tysabri® product (formerly known as Antegren®). Costs incurred in the development program were deferred. In December 2004, we completed the Elan program and, as a result, we recognized $1.8 million of the revenue and related costs, including costs previously deferred in prior years, associated with the development program.

In January 2005, Elan executed a maintenance agreement with us to reduce the herd and to maintain a small number of animals as well as cell lines and cryo-preserved semen relative to the completed program. The maintenance program was completed in the third quarter of 2005.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities included the following:

	At December 31, 2006	At January 1, 2006
Accrued payroll and benefits	$1,740	$1,523
Accrued bonuses	1,167	868
Amounts owed to third party manufacturer	535	—
Other	1,753	1,236

Total accrued expenses	$5,195	$3,627

In February 2004, we announced a restructuring of our organization to control costs and to support our focus on clinical development and commercialization of our proprietary pipeline of proprietary products and our portfolio of external programs. Under the restructuring plan, headcount was reduced by approximately 20% from 159 to 127 full time equivalent employees. In 2003, there were 22 employees terminated during the third quarter as a result of a restructuring. This restructuring included employees from all departments located at both our Framingham and central Massachusetts locations. We recorded severance expense in the amount of $944,000 for the fiscal year ended January 2, 2005. There were no terminations in 2006 or 2005 and, therefore, we did not record severance expense during either year. During the years ended December 31, 2006, January 1, 2006 and January 2, 2005, approximately $0, $184,000 and $878,000, respectively, had been paid out of the severance reserve. Payments related to the restructurings were completed in the third quarter of 2005.

Following is a summary of accrued severance:

Balance at December 28, 2003	$118,000
2004 restructuring accrual	944,000
Restructuring payments	(878,000)

Balance at January 2, 2005	184,000
Restructuring payments	(184,000)

Balance at January 1, 2006	$—

NOTE 5. COMMITMENTS AND CONTINGENCIES

We lease equipment and facilities under various operating leases (see Note 7). Rent expense for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 was approximately $1,868,000, $1,891,000, and $1,779,000, respectively.

At December 31, 2006, our future minimum payments required under these leases were as follows:

Operating
2007	$1,868
2008	1,579
2009	1,419
2010	1,097
2011 and thereafter	216

Total	$6,179

In February 2007, we signed a lease amendment to lease an additional 8,188 square feet of office space which expires in September 2010.

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

Under a Sublease Agreement with Genzyme (see Note 11), we committed to make a minimum annual payment of approximately $440,000 in 2007 which is not included in the above table.

We have entered into manufacturing service agreements for which we are committed to pay approximately $1.1 million through 2007 which is not included in the above table.

On November 13, 2001, two employees of one of our former subsidiaries filed an action against us in the Court of Common Pleas for Philadelphia County in Pennsylvania seeking damages, declaratory relief and certification of a class action relating primarily to their GTC stock options. The claims arose as a result of our sale of Primedica Corporation to Charles River Laboratories International, Inc. in February 2001, which we believe resulted in the termination of Primedica employees’ status as employees of GTC or its affiliates and termination of their stock options. The plaintiffs contended that the sale of Primedica to Charles River did not constitute a termination of their employment with GTC or its affiliates for purposes of our equity incentive plan and, therefore, that we breached our contractual obligations to them and other Primedica employees who had not exercised their stock options. The complaint demanded damages in excess of $5 million, plus interest. The Court certified the case as a class action, with the class including employees of Primedica who, at the time GTC sold it, had GTC options that had not been exercised. On February 15, 2007, the parties agreed to settle these claims under terms which provide that our insurer will pay $175,000 in cash and we will deliver $225,000 of our Common Stock. The number of shares of Common Stock to be issued in the settlement will be determined based on the per share market value of the Common Stock on the date of issue after the Court concludes a fairness hearing regarding the settlement, which is expected in April 2007.

We maintain our herd of cattle for the Taurus hSA LLC at TransOva Genetics in Iowa under an agreement signed in December 2002. As part of the agreement, TransOva agreed to be compensated partially in equity of Taurus only when, and if, Taurus receives outside third party financing. The amount of equity would be valued under the same terms as such outside financing. Any issuance of Taurus equity to TransOva under the agreement is not expected to result in any material expense to us.

NOTE 6. INTANGIBLE ASSETS

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

In November 2006 the Management Committee of the Taurus Joint Venture, a joint venture between GTC and Fresenius-Kabi to develop hSA in cattle, agreed that neither GTC nor Fresenius-Kabi would fund the recombinant albumin program during the next 12 months. As a result of prioritizing our resources to other development programs, we are minimizing further investment in this program at this time. We determined that this was an event that triggered an impairment review of our Pharming intangible asset. The Pharming technology includes significant general animal development as well as bovine technology. It supports our overall animal transgenic platform including basic promoter technology which is a key component to our transgenic technology platform. We concluded that the estimated value of our intangibles was greater than its net book value at December 31, 2006. Judgments used during the analysis included the estimation of the value of revenues to be achieved from our overall business plan for all products produced transgenically.

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

ACT announced in 2006 that the Board of Patent Appeals and Interferences of the U.S. Patent Office entered a judgment that invalidated the key nuclear transfer patent that we license from ACT in favor of a patent application of Geron Corporation. ACT then entered into a settlement agreement with Start Licensing, Inc. (a joint venture between Geron and Exeter Life Sciences, Inc.) that ended the appeal and confirmed the invalidity of the ACT patent. Accordingly, the ACT intangible was written off during the third quarter of 2006, resulting in a charge to research and development expense of approximately $497,000.

Intangible assets consist of:

	Amortization Life	December 31, 2006	January 1, 2006
Marketing rights	15 years	$11,210	$11,210
Accumulated amortization—marketing rights		(4,733)	(3,986)

Net		6,477	7,224

Technology license (see Note 3)	10 years to 15 years	1,517	3,379
Accumulated amortization—technology licenses		(455)	(1,579)

Net		1,062	1,800

Total intangible assets, net		$7,539	$9,024

Amortization expense was $988,000, $1,035,000 and $1,035,000 in 2006, 2005 and 2004, respectively.

At December 31, 2006, the estimated aggregate amortization expense was as follows:

2007	$849
2008	$849
2009	$849
2010	$849
2011	$849
2012 and thereafter	$3,297

NOTE 7. BORROWINGS

On April 4, 2002, we repurchased 2.82 million shares of our Common Stock from Genzyme, which was recorded as treasury stock. We purchased the shares for an aggregate consideration of approximately $9.6 million, consisting of approximately $4.8 million in cash and a promissory note to Genzyme for the remaining $4.8 million. The $4.8 million promissory note bears interest at the LIBOR plus 1% (LIBOR was at 4.50% at January 1, 2006). The principal was payable in two installments: $2.4 million, due and paid on April 4, 2005, and $2.4 million due on April 4, 2006 and paid in January 2006. Both payments were financed as discussed below.

In May 2004, we entered into a four year loan agreement with General Electric Capital Corporation, or GE Capital, in the amount of $10 million, which was used to repay an outstanding loan from Silicon Valley Bank. The GE Capital loan carried a fixed 9.94% annual interest rate and monthly payments of principal and interest of approximately $253,000. Also in connection with the refinancing, we were required to provide $450,000 of cash collateral for our two outstanding stand-by letters of credit, which appears as restricted cash on the balance sheet. This loan agreement was refinanced in December 2006.

In February 2005, we increased the term loan with GE Capital to allow us to draw down an additional $2.4 million which was used to pay down the note due to Genzyme in April 2005. The additional amount was payable to GE Capital over three years through March 2008. The increased loan carried a fixed 10.01% annual interest. In December 2005, we further increased the term loan with GE Capital to allow us to refinance the final $2.4 million payment on the note payable to Genzyme due in 2006. The $2.4 million in proceeds from GE Capital was received in December 2005 and the Genzyme note was repaid in full in January 2006. . The additional amount on the GE term loan was payable over three years through January 2009. The loan carried a fixed 10.79% annual interest rate. The term loans were refinanced in December 2006.

In December 2006, we entered into a new term loan with GE Capital in the amount of $10 million, of which $7.1 million was used to pay off the existing loans from GE Capital. There are two separate amortization schedules, the first in the amount of $8 million carries a fixed 10.8% annual interest rate and monthly payments of principal and interest of approximately $109,000 through December 2011 with a balloon payment of approximately $5.2 million in January 2012. The second in the amount of $2 million carries a fixed 10.84% annual interest rate and monthly payments of principal and interest of approximately $65,000 through January 2010. Collateral for the loan includes all of our existing and future acquired assets, excluding intellectual property.

In December 2006, as part of the second tranche under the LFB agreement, we issued to LFB a $2.6 million, five-year convertible note. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our common stock on an as converted basis. Based on our effective borrowing rate of 10.8%, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and the effective borrowing rate. The debt discount is being amortized over the five year term of the note, resulting in additional interest expense of approximately $10,000 during fiscal year 2006.

Our long-term debt consisted of the following:

	December 31, 2006	January 1, 2006
GE Capital loan, with monthly payments of approximately $409 through January 2009 interest varies as described above, collateralized by all existing and future acquired assets, excluding intellectual property	$—	$11,002
GE Capital loan, with monthly payments of approximately $109 through December 2011, fixed annual interest rate of 10.8%, collateralized by all existing and future acquired assets, excluding intellectual property	8,000	—
GE Capital loan, with monthly payments of approximately $65 through January 2010, fixed annual interest rate of 10.84%, collateralized by all existing and future acquired assets, excluding intellectual property	2,000	—
Note to Genzyme, with principal payments of $2,386 in April 2005 and April 2006 (payment made in January 2006), interest varies as described above, collateralized by a subordinated lien on all assets except intellectual property	—	2,386
Convertible note to LFB, fixed annual interest of 2%, net of debt discount	1,443	—

	11,443	13,388
Less current portion	973	6,383

	$10,470	$7,005

Maturities of long-term debt are as follows:
2007	$973
2008	1,177
2009	1,311
2010	709
2011 and thereafter (1)	8,389

	$12,559

(1)

Based on our effective borrowing rate of 10.8%, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and the effective borrowing rate. The debt discount is being amortized over the five-year term of the note.

Based on the borrowing rates currently available to us for loans with similar terms and average maturities, the value of the notes payable approximates fair value.

NOTE 8. STOCKHOLDERS’ EQUITY

Authorized Shares

Our authorized capital stock consists of 200,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, of which 4,985,000 shares are designated as Series C Junior Participating Convertible Preferred Stock (the Series C Preferred Stock) and 15,000 shares are designated as Series D Preferred Stock, par value $0.01 per share. In March 2001, our Board of Directors restored all unissued or reacquired shares of our Series A Preferred Stock and Series B Preferred Stock to the status of authorized but undesignated and unissued shares of preferred stock.

Shareholder Rights Plan

On May 31, 2001, our Board of Directors adopted a Shareholder Rights Plan (the “Plan”) as set forth in the Shareholder Rights Agreement, dated May 31, 2001, between GTC and American Stock Transfer and Trust Company, as Rights Agent (the “Rights Agreement”). A series of our preferred stock, designated as Series C Preferred Stock, par value $0.01 per share, was created in accordance with the Rights Agreement. The Plan is designed to deter coercive takeover tactics, including the accumulation of shares in the open market or through private transactions, and to prevent an acquirer from gaining control of GTC without offering a fair and adequate price and terms to all of our shareholders. As such, the Plan enhances the Board of Directors’ ability to protect shareholder interests and ensure that shareholders receive fair and equal treatment in the event any proposed takeover of GTC is made in the future. Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of our Common Stock to shareholders of record as of June 1, 2001. The preferred stock purchase rights are attached to, and will trade with, our Common Stock. The purchase rights are currently exercisable upon the occurrence of certain triggering events described in the Rights Agreement.

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

In August 2006, our Board of Directors, through the Compensation Committee, approved the issuance of 1,000 shares of common stock to every employee of GTC employed as of June 2, 2006, the date we received the positive opinion from EMEA. As a result, we recorded compensation expense of approximately $147,000 in the third quarter of 2006.

In January 2007, we sold 3.6 million shares of our Common Stock at a purchase price of $1.23 to LFB in connection with the third tranche under the purchase agreement with LFB. We received approximately $4.5 million in proceeds from the sale.

Preferred Stock Placements

In October 2006, we sold 5,000 shares of our newly designated Series D preferred stock, representing 5 million common share equivalents, to LFB for aggregate proceeds of $6.1 million in connection with the first tranche under the purchase agreement with LFB.

In December 2006, we sold 9,615 shares of Series D preferred stock at a purchase price of $1.23, representing 9.6 million common share equivalents, to LFB for aggregate proceeds of $11.8 million in connection with the second tranche under the purchase agreement with LFB.

Offering costs and fees in conjunction with the two Series D preferred stock placements to LFB were approximately $270,000.

A summary of our outstanding warrants as of December 31, 2006, of which 14,623,668 are currently exercisable, is as follows:

Common Shares Issuable for	Exercise Price Per Share	Warrant Expiration Date
20,000	$8.75	June 26, 2007
288,000	$4.88	December 28, 2008
55,833	$6.30	November 12, 2009
29,491	$6.30	November 22, 2009
961,009	$3.30	August 1, 2008
1,828,573	$2.52	February 10, 2011
3,640,762	$2.05	December 13, 2010
7,800,000	$1.4145	July 18, 2016

14,623,668

As of December 31, 2006, we have reserved 20,532,635 shares of Common Stock, subject to adjustment, for future issuance under the various classes of warrants, the Equity Plans and Employee Stock Purchase Plans.

NOTE 9. EMPLOYEE BENEFIT PLANS

Equity Plan and Stock Purchase Plan

In May 1993, the Board of Directors adopted and the shareholders approved the 1993 Equity Incentive Plan and the 1993 Director Stock Option Plan (collectively, our “Prior Equity Plan”) . In May 2002, our shareholders approved the 2002 Equity Incentive Plan (the “Equity Incentive Plan”), authorizing a total of 2,500,000 shares for issuance to our employees, consultants and directors and to our affiliates. In May 2004, our shareholders approved an increase in the number of shares authorized for future issuance under the Equity Incentive Plan by 2,000,000 shares. In addition, 4,340,000 shares subject to options previously granted under our Prior Equity Plans were transferred to our Equity Incentive Plan. A total of 5,699,573 shares are subject to outstanding options or reserved for issuance under our Equity Incentive Plan, including 4,941,501 options issued under our equity plans outstanding at December 31, 2006. Shares that became available upon termination of forfeited or expired options under our Prior Equity Plans will be added to reserve under our Equity Incentive Plan.

Under our Equity Incentive Plan, shares of Common Stock are reserved for issuance pursuant to incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, restricted stock units or stock units in accordance with specific provisions to be established by a committee of the Board of Directors at the time of grant. The Equity Incentive Plan also permits us to assume outstanding options in an acquisition without using shares reserved under the Plan. Annual grants to any individual participant are limited to 400,000 shares for any current participant and 600,000 shares for any new hire, in each case subject to adjustment for changes in our capitalization, and no options will have a term that can exceed ten years, and awards will be subject to a minimum three-year vesting schedule with exceptions in the discretion of the Compensation Committee for retirement, death, disability, termination by GTC, change in control, grants to consultants, directors or new hires, awards in lieu of cash compensation and performance vesting.

Under both our Equity Incentive Plan and our Prior Equity Plans, an option’s maximum term is ten years and it vests ratably 20% on the date of issuance and 20% thereafter on the anniversary of the grant.

At December 31, 2006, a total of 758,072 shares were available for grant under our Equity Incentive Plan.

A summary of the status of our stock option plans as of December 31, 2006, January 1, 2006 and January 2, 2005 and changes during the years ending on those dates is presented below:

	Shares	Weighted Average Exercise Price
Balance at December 28, 2003	3,781,620	$5.73
Granted at Fair Value	796,100	$3.07
Exercised	(83,340)	$1.42
Cancelled	(470,337)	$6.34

Balance at January 2, 2005	4,024,043	$5.22
Granted at Fair Value	571,043	$1.70
Exercised	(9,600)	$1.12
Cancelled	(169,300)	$3.46

Balance at January 1, 2006	4,416,186	$4.84
Granted at Fair Value	734,400	$1.04
Exercised	(5,800)	$0.94
Cancelled	(203,285)	$5.52

Balance at December 31, 2006	4,941,501	$4.26

At December 31, 2006, January 1, 2006 and January 2, 2005, there were 3,824,191, 3,498,198 and 2,568,700 shares exercisable at a weighted average exercise price of $5.09, $5.66 and $6.46, respectively.

At December 31, 2006, there were 4,941,501 shares outstanding and 4,680,814 shares vested plus expected to vest in the future. The weighted average exercise price at December 31, 2006 for shares outstanding and vested plus expected to vest in the future were $4.26 and $4.42, respectively. The weighed average remaining contractual term of the shares outstanding, exercisable and vested plus expected to vest in the future were 5.98 years, 5.26 years and 5.83 years, respectively. The aggregate intrinsic value related to the options outstanding, exercisable, exercised and vested is immaterial for 2006, 2005 and 2004.

At December 31, 2006, there were 1,292,635 shares were available for grant.

As a result of adopting SFAS 123(R) on January 2, 2006, the net loss for the fiscal year ended December 31, 2006 was approximately $566,000 higher, of which $312,000 was recorded to research and development and $254,000 was recorded to selling, general and administrative, than if we had continued to account for share-based compensation under APB Opinion 25 for which no expense would be recorded in the financial statements. The impact of SFAS 123(R) on the net loss per share for the fiscal year ended December 31, 2006 was $0.01.

The following table illustrates the effect on net loss and net loss per share, for which there is no tax benefit, had we accounted for share-based compensation in accordance with SFAS 123(R) for the fiscal years ended January 1, 2006 and January 2, 2005:

	January 1, 2006		January 2, 2005
	Net Loss	Net Loss Per Common Share (basic and diluted)	Net Loss	Net Loss Per Common Share (basic and diluted)
Net loss reported	$(30,112)	$(0.62)	$(29,493)	$(0.79)
Add: *	—	—	35	—
Deduct: **	(1,826)	(0.04)	(2,253)	(0.06)

Pro Forma net loss	$(31,938)	$(0.66)	$(31,711)	$(0.85)

*	Total stock-based employee compensation recorded in net loss, as reported
**	Total stock-based employee compensation expense determined under fair value based method for all awards

We use the Black-Scholes option-pricing model to estimate fair value of share-based awards with the following weighted average assumptions:

	Fiscal year ended
	December 31, 2006	January 1, 2006	January 2, 2005
Stock Options and Awards:
Expected life	6 years	6 years	5 years
Expected volatility	90%	90%	100%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.63%	2.47%	3.24%

We calculate expected life for stock options and other equity awards using the Staff Accounting Bulletin No. 107, or SAB 107, simplified method.

We calculate expected volatility for stock options and other equity awards using historical volatility with a look back period of six years. We determine a range of volatility percentages and base our assumption on the mid range.

The weighted average estimated fair value at the date of grant for options granted during 2006, 2005 and 2004 was $1.04 , $1.20 and $2.16, respectively.

As of December 31, 2006, there was $837,807 of total unrecognized compensation costs related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.31 years.

Shares issued from the 2002 Equity Incentive Plan, whether for the exercise of stock options or other equity issuances, will be new shares of common stock as authorized under the plan. We reserve the right to purchase and reissue shares from treasury stock under certain circumstances.

In May 2003, our board of directors adopted and our shareholders approved our 2003 Employee Stock Purchase Plan (the “2003 Purchase Plan”). Under the 2003 Purchase Plan, 750,000 shares of Common Stock were reserved for the grant of purchase rights to employees in one or more offerings in accordance with provisions to be established by a committee of the Board of Directors prior to commencement of any offering period. Participants may purchase shares of Common Stock at not less than 85% of the lower of the market value at the beginning of each offering or on the purchase date. Under the 2003 Purchase Plan, the Compensation Committee has established separate three-month offerings every three months.

We record the FAS 123R compensation expense related to the Employee Stock Purchase Plan, however, the amounts are immaterial for the fiscal year ended December 31, 2006. Therefore, we do not disclose the weighted average assumptions related to the Employee Stock Purchase Plan.

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

As a result of the acceleration of vesting, options to purchase approximately 372,000 shares of our Common Stock (which represents approximately 8.4% of our then currently outstanding stock options) became exercisable immediately. The accelerated options have exercise prices ranging from $3.80 to $5.90 per share. The weighted average exercise price of the accelerated options is $3.92 per share.

Executive officers hold options for 173,000 of the accelerated option shares. As a condition to the acceleration of options held by an executive officer, the executive officer was required to deliver a lock-up agreement. Under the lock up agreement, the executive officer agreed not to sell the underlying shares until the earlier of i) the original vesting date, or ii) the last day of employment, or iii) the date of a change in control that includes an option acceleration.

401(k) Plan

All of our employees, subject to certain eligibility requirements, can participate in our defined contribution plan. Currently, we may match up to 50% of each participating employee’s contributions to the plan to a maximum of 3% of salary. We may also contribute an additional 2% of each employee’s salary as a retirement contribution. All contributions are at the discretion of the Board of Directors. Expense recognized under this plan was approximately $ 249,000, $191,000 and $289,000 for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

NOTE 10. INCOME TAXES

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using future expected enacted rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

The income tax (benefit) provision from continuing operations consisted of the following:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Deferred:
Federal	$(12,912)	$(10,298)	$(10,711)
State	(1,762)	(1,088)	(1,785)
Foreign	(100)	(99)	(141)
Change in Valuation Allowance	14,774	11,485	12,637

Total Deferred	$—	$—	$—

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Federal tax—expense (benefit)	(34.0)%	(34.0)%	(34.0)%
State taxes—net	(5.2)	(3.9)	(7.0)
Research and development tax credits	(3.7)	(2.6)	(2.5)
Other	1.0	2.4	(2.6)
Change in valuation allowance	41.9	38.1	46.1

Effective tax rate	0%	0%	0%

The components of the deferred tax assets and liabilities at December 31, 2006 and January 1, 2006, respectively, are as follows (dollars in thousands):

	December 31, 2006	January 1, 2006
Deferred tax assets/(liabilities):
Net operating loss carryforwards	$77,823	$69,601
Capitalized research and development expenses	20,894	17,727
Inventory	—	169
Advance payments	3,726	2,231
Accrued compensation	277	253
Other accruals	265	130
Tax credits	9,153	7,275
Other	60	38
Depreciation	(832)	(832)

Total deferred tax asset	111,366	96,592
Valuation allowance	(111,366)	(96,592)

	$—	$—

As of December 31, 2006, we had a federal net operating loss and research and experimentation credit carryforwards of approximately $211 million and $6.3 million, respectively, which may be available to offset future federal income tax liabilities. These carryforwards expire at various dates starting in 2007 and going through 2026. There were no expirations of federal research and development credits in 2006 or 2005. We also had approximately $700,000 of federal net operating losses generated in 1991 and approximately $14.2 million of Massachusetts net operating losses generated in 2001 that expired in 2006. We anticipate that approximately $44.3 million of federal net operating losses generated between 1992 and 1996 and approximately $52.9 million of Massachusetts net operating losses generated between 2002 and 2006, will expire over the next five years

We have recorded a deferred tax asset of approximately $4.9 million reflecting the benefit of deductions from the exercise of stock options. This deferred asset has been fully reserved until it is more likely than not that the benefit from the exercise of stock options will be realized. The benefit from this $4.9 million deferred tax asset will be recorded as a credit to additional paid-in capital if and when realized. As required by SFAS No. 109, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $111.4 million has been established at December 31, 2006.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

NOTE 11. ARRANGEMENTS WITH RELATED PARTIES

LFB Biotechnologies (“LFB”)

In September 2006, we entered into a collaboration agreement with LFB to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform (see Note 3).

Genzyme Corporation

From our inception, certain facilities and support services, including both research and administrative support, have been provided by Genzyme. For these services, we were charged $874,735, $1,423,457 and $2,919,077 for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. These charges, which are set by Genzyme, represent an allocation of our proportionate share of Genzyme’s overhead costs using formulae which our management believes are reasonable based upon our use of the facilities and services. Also included in this amount are other costs for all periods presented, including payroll costs that are directly attributable to us and have been paid by Genzyme and charged to us.

In December 2005, Genzyme’s stock ownership fell below 10% and, as such, was not considered a related party after that date.

First Negotiation Right for Commercializing ATryn®

If we choose to commercialize ATryn® with a marketing partner outside of Asia, Genzyme has a first right of negotiation for exclusive commercialization rights. This right is triggered on an indication-by-indication basis at such time as we apply for marketing approval with a regulatory authority. This right does not apply if we have already entered into a collaboration or other agreement with a prospective research, development and marketing partner prior to such regulatory submission. It also no longer applies to the LEO territories.

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

NOTE 12. JOINT VENTURES

Taurus hSA LLC

In late 2002, we restructured our relationship with Fresenius AG for the therapeutic blood expander market into a joint venture, called Taurus hSA LLC or the Taurus Joint Venture, to include the development of rhA program as an excipient. We currently have a 58.1% interest in the joint venture. Each party has the right, but not the obligation, to make future contributions to the Taurus Joint Venture. Each member has reversion rights to any intellectual property it contributes to the Taurus Joint Venture. We consolidate the Taurus Joint Venture on our financial statements for financial reporting purposes. In November 2006 the Management Committee of the Taurus Joint Venture agreed that neither GTC nor Fresenius-Kabi would fund the recombinant Albumin program during the next 12 months. As a result of prioritizing our resources to other development programs, we are minimizing further investment in this program at this time.

NOTE 13. GEOGRAPHICAL INFORMATION

Net revenues from external customers are based on the location of the customer.

Geographic information for net revenues from external customers, by fiscal year, is presented in the table below:

	United States	Japan	Europe	Israel	Total
2006	$4,156	$—	$1,969	$3	$6,128
2005	4,049	—	100	3	4,152
2004	6,379	3	244	—	6,626

Of our long-lived assets, $6 million of intangible assets are located in an offshore subsidiary.

Geographic information for long lived assets, by fiscal year, is presented in the table below:

	United States	United Kingdom	New Zealand	Total
2006	$12,146	$5,068	$264	$17,478
2005	13,971	4,463	450	18,884

NOTE 14. UNAUDITED RESULTS OF QUARTERLY OPERATIONS

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2006
Revenue	$2,201 (1)	$416	$690		$2,821	(2)
Operating loss	(8,537)	(9,077)	(10,435)		(7,598)
Net loss	(8,503)	(9,097)	(10,317	)(3)	(7,428)
Net loss per share—basic and diluted	(0.14)	(0.15)	(0.14)		(0.10)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2005
Revenue	$1,322	$1,017	$1,184		$629	(4)
Operating loss	(7,863)	(6,978)	(6,552)		(8,372)
Net loss	(8,033)	(7,120)	(6,695)		(8,264	)(5)
Net loss per share—basic and diluted	(0.18)	(0.15)	(0.14)		(0.15)

(1)	In the first quarter of 2006, we completed processing of some material for Merrimack and as result were able to recognize the associated revenue.
(2)

In the fourth quarter of 2006, we began shipping ATryn® to LEO and, as a result, were able to recognize the revenue on the product shipments as well as a portion of the revenue on milestone payments previously received.

(3)	In the third quarter of 2006, our expense on the ATryn® program increased as a result of manufacturing of material under our collaboration agreement with LEO.
(4)

We successfully completed our transgenic development work in December 2004 on the Elan program. Under a further agreement with Elan in 2005, the program was scaled down and then concluded in the third quarter of 2005.

(5)	In the fourth quarter 2005, our expenses on the ATryn® program increased as a result of the manufacturing of material under our collaboration agreement with LEO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Framingham, Massachusetts on the 7th day of March 2007.

GTC BIOTHERAPEUTICS, INC.

By:	/s/ Geoffrey F. Cox
Geoffrey F. Cox
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Geoffrey F. Cox Geoffrey F. Cox	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2007

/s/ John B. Green John B. Green	Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 7, 2007

/s/ Robert W. Baldridge Robert W. Baldridge	Director	March 7, 2007

/s/ Kenneth A. Bauer Kenneth A. Bauer	Director	March 7, 2007

/s/ Christian Béchon Christian Béchon	Director	March 7, 2007

/s/ Francis J. Bullock Francis J. Bullock	Director	March 7, 2007

/s/ James A. Geraghty James A. Geraghty	Director	March 7, 2007

/s/ Michael J. Landine Michael J. Landine	Director	March 7, 2007

/s/ Pamela W. McNamara Pamela W. McNamara	Director	March 7, 2007

/s/ Marvin L. Miller Marvin L. Miller	Director	March 7, 2007

/s/ Alan W. Tuck Alan W. Tuck	Director	March 7, 2007

EXHIBIT INDEX

to Form 10-K for the Year Ended December 31, 2006

Exhibit No.	Description
3.1.1	Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated by reference herein.

3.1.2	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) filed on March 29, 1998 and incorporated by reference herein.

3.1.3	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) filed on August 13, 1997 and incorporated by reference herein.

3.1.4	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to GTC’s Registration Statement on Form S-8 (File No. 333-38490) filed on June 2, 2000 and incorporated by reference herein.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of GTC and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on June 1, 2001 and incorporated by reference herein.

3.1.6	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on June 3, 2002 and incorporated by reference herein.

3.1.7	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

3.1.8	Articles of Amendment to the Restated Articles of Organization of GTC filed with Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed herewith.

3.2	By-Laws of GTC, as amended. Filed as Exhibit 3.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) filed on August 18, 1999 and incorporated by reference herein.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

4.2	Shareholder Rights Agreement, dated as of May 31, 2001, by and between GTC and American Stock Transfer and Trust Company, as Rights Agent. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on June 1, 2001 and incorporated by reference herein.

4.2.1	First Amendment to Shareholder Rights Agreement, dated as of December 14, 2006, by and between GTC and American Stock Transfer and Trust Company. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on December 19, 2006 and incorporated by reference herein.

4.3	Warrant to Purchase Common Stock, dated as of June 26, 1997, issued to Government Land Bank d/b/a The MassDevelopment. Filed as Exhibit 4 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) filed on August 13, 1997 and incorporated by reference herein.

4.4	Warrant to Purchase Common Stock, dated as of December 28, 1998, issued to Genzyme Corporation. Filed as Exhibit 4.11 to GTC’s Annual Report on Form 10-K for the year ended January 3, 1999 (File No. 0-21794) filed on April 3, 2000 and incorporated by reference herein.

4.5	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme Corporation. Filed as Exhibit 8 to Amendment No. 6 to Schedule 13D of Genzyme Corporation (File No. 005-46637) filed on November 24, 1999 and incorporated by reference herein.

4.6	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme Corporation. Filed as Exhibit 9 to Amendment No. 6 to Schedule 13D of Genzyme Corporation (File No. 005-46637) filed on November 24, 1999 and incorporated by reference herein.

4.7	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 4, 2003 and incorporated by reference herein.

4.8	Registration Rights Agreement between GTC and certain Stockholders named therein. Filed as Exhibit 10.53 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) filed on March 27, 1998 and incorporated by reference herein.

4.9	Series A Convertible Preferred Stock Purchase Agreement by and between GTC and Genzyme Corporation, dated May 1, 1993. Filed as Exhibit 4.9 to GTC’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended January 1, 2006 (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

4.10	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.3 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 8, 2005 and incorporated by reference herein.

4.11	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 8, 2005 and incorporated by reference herein.

4.12	Form of Common Stock Purchase Warrant. Filed as Exhibit 4.4 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on December 12, 2005 and incorporated by reference herein.

4.13	Form of Common Stock Purchase Warrant. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on July 20, 2006 and incorporated by reference herein.

4.14	Form of Subordinated Convertible Note issued to LFB Biotechnologies, S.A.S.U. Included as Exhibit B to the Stock and Note Purchase Agreement by and between GTC and LFB Biotechnologies, S.A.S.U. dated September 29, 2006, filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed October 5, 2006 and incorporated by reference herein.

10.1*	Agreement by and between GTC and Gene Pharming Europe B.V., dated as of September 21, 1994. Filed as Exhibit 10.49 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.3	Sublease Agreement by and between GTC and Genzyme Corporation, dated as of May 1, 1993. Filed as Exhibit 10.3 to GTC’s Registration Statement on Form S-1(File No. 33-62782) and incorporated by reference herein.

10.4	License Agreement by and between GTC and Genzyme Corporation, as successor to IG Laboratories, Inc., dated as of May 1, 1993. Filed as Exhibit 10.4 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.5*	United States Patent No. 4,873,191 Sublicense Agreement by and between Xenogen Corporation (formerly DNX, Inc.) and Genzyme Regarding Transgenic Experimental Animals and Transgenic Mammary Production Systems, dated February 1, 1990; and letter of amendment, dated April 19, 1991. Filed together as Exhibit 10.3 to GTC’s Amended Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 (File No. 0-21794) filed on August 5, 2003 and incorporated by reference herein.

10.6	Lease dated March 26, 1999 by and between GTC and NDNE 9/90 Corporate Center LLC. Filed as Exhibit 10.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) filed on August 18, 1999 and incorporated by reference herein.

10.7	Hazardous Materials Indemnity Agreement, December 28, 1998, by and between the GTC and Genzyme Corporation. Filed as Exhibit 10.28.5 to GTC’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 0-21794) filed on April 2, 2001 and incorporated by reference herein.

10.8*	License Agreement by and among GTC, Pharming Group N.V. and Pharming Intellectual Property B.V., dated June 21, 2002. Filed as Exhibit 10.3.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 and incorporated by reference herein.

10.9*	Amended and Restated License Agreement by and among Pharming Group, N.V. and Pharming Intellectual Property B.V. and GTC dated June 21, 2002. Filed as Exhibit 10.3.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 and incorporated by reference herein.

10.11*	Purchase Agreement by and between GTC and Genzyme Corporation, dated as of July 31, 2001. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-21794) filed on November 13, 2001 and incorporated by reference herein.

10.12*	Sublease Agreement by and between GTC and Antigenics, Inc., dated July 16, 2002. Filed as Exhibit 10.4 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 and incorporated by reference herein.

10.15*	Service Agreement by and between GTC and Cambrex Bio Science MA, Inc., dated as of August 20, 2002. Filed as Exhibit 10.21 to GTC’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 0-21794) filed on March 28, 2003 and incorporated by reference herein.

10.16	Amended and Restated Master Security Agreement by and between GTC and General Electric Capital Corporation, dated as of December 29, 2006. Filed as Exhibit 10.3 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on January 4, 2007 and incorporated by reference herein.

10.17	Promissory Note in the amount of $8 million by and between GTC and General Electric Capital Corporation, dated as of December 29, 2006. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on January 4, 2006 and incorporated by reference herein.

10.18	Promissory Note in the amount of $2 million by and between GTC and General Electric Capital Corporation, dated as of December 29, 2006. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on January 4, 2006 and incorporated by reference herein.

10.20*	Licensing and Supply Agreement by and between GTC and LEO Pharma A/S, dated as of October 31, 2005. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K/A (File No. 0-21794) filed on November 28, 2005 and incorporated by reference herein.

10.21*	Master Agreement Relating to the Production of Clarified Goat’s Milk Containing Recombinant Human Alpha Fetoprotein by and between GTC and Merrimack Pharmaceuticals, Inc., dated September 9, 2005. Filed as Exhibit 10.21 to GTC’s Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 0-21794) filed on March 15, 2006 and incorporated by reference herein.

10.22*	Manufacturing Agreement by and between GTC and Merrimack Pharmaceuticals, Inc., dated September 9, 2005. Filed as Exhibit 10.22 to GTC’s Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 0-21794) filed on March 15, 2006 and incorporated by reference herein.

10.23	Form of Lock-up Agreement. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on December 27, 2005 and incorporated by reference herein.

10.24**	GTC Amended and Restated 1993 Equity Incentive Plan. Filed as Exhibit 10.7 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 0-21794) filed on March 22, 2002 and incorporated by reference herein.

10.25**	GTC 2002 Equity Incentive Plan. Filed as Exhibit 10.6 to GTC’s Amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-21794) filed on June 27, 2002 and incorporated by reference herein.

10.26**	GTC 2002 Employee Stock Purchase Plan. Filed as Exhibit 10.7 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-21794) filed on May 1, 2002 and incorporated by reference herein.

10.27	GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as Exhibit 10.9 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.28	GTC Form of Agreement Not to Compete. Filed as Exhibit 10.10 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.29	Form of Indemnification Agreement between GTC and its directors. Filed as Exhibit 10.12 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-21794) and incorporated by reference herein. Such agreements are materially different only as to the signing directors and the dates of execution.

10.30**	Employment Agreement, dated as of March 27, 1996, by and between GTC and Harry Meade. Filed as Exhibit 10.44 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-21794) and incorporated by reference herein.

10.31.1**	Amended and Restated Employment Agreement, dated as of August 28, 1997, by and between GTC and John B. Green. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 (File No. 0-21794) filed on November 5, 1997 and incorporated by reference herein.

10.31.2**	Amendment No. 1 to Employment Agreement by and between GTC and John B. Green. Filed as Exhibit 10.3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998 (File No. 0-21794) filed on November 12, 1998 and incorporated by reference herein.

10.32**	Executive Employment Agreement, dated as of July 18, 2001, by and between GTC and Geoffrey F. Cox. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-21794) filed on November 13, 2001 and incorporated by reference herein.

10.33**	Management Agreement by and between GTC and Daniel Woloshen dated as of May 27, 1999. Filed as Exhibit 10.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-21794) filed on May 6, 2006 and incorporated by reference herein.

10.34**	Management Agreement by and between GTC and Gregory Liposky dated as of June 14, 2000. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-21794) filed on May 6, 2003 and incorporated by reference herein.

10.35**	Form of Management Agreement. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 3, 2006 and incorporated by reference herein.

10.36**	Form of Executive Change in Control Agreement. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 3, 2006 and incorporated by reference herein.

10.37	Promissory Note, dated December 24, 2005, by and between GTC and General Electric Capital Corporation. Filed as Exhibit 10.36 to GTC’s Amendment No. 1 to Annual Report on Form 10-K/A (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

10.38*	Joint Development and Commercialization Agreement dated September 29, 2006 by and between GTC and LFB Biotechnologies S.A.S.U. Filed as Exhibit 10.3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 (File No. 0-21794) filed on November 3, 2006 and incorporated by reference herein.

10.39	Stock and Note Purchase Agreement dated September 29, 2006, by and between GTC and LFB Biotechnologies S.A.S.U., including the form of convertible note attached as Exhibit B thereto. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

10.40	Keepwell Agreement dated September 29, 2006, by and between GTC and Laboratories Francais du Fractionnement et des Biotechnologies S.A. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

21	List of Subsidiaries. Filed herewith.

23	Consent of PricewaterhouseCoopers LLP. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350. Filed herewith.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
**	Indicates a management contract or compensatory plan.