Form 10-Q
period 2007-04-01
GTC BIOTHERAPEUTICS INC
filed 2007-05-03
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.01 par value	77,908,129

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, regulatory review of our ATryn® product, our ability to enter into transgenic research and development collaborations in the future and the terms of such collaborations, the results of research and development and preclinical and clinical testing of our internal products, competitive and technological advances and regulatory requirements, and those factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

GTC BIOTHERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	April 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$25,644	$25,356
Marketable securities	13,995	18,479
Accounts receivable and unbilled contract revenue	1,029	285
Inventory	3,204	3,092
Other current assets	1,213	1,006

Total current assets	45,085	48,218
Net property, plant and equipment	14,549	15,336
Intangible assets, net	7,327	7,539
Other assets	1,828	1,692
Restricted cash	450	450

Total assets	$69,239	$73,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,920	$6,903
Accrued liabilities	4,022	5,195
Accrued liabilities Genzyme Corporation	1,955	2,464
Short-term deferred contract revenue	4,318	3,301
Current portion of long-term debt and capital leases	1,086	973

Total current liabilities	18,301	18,836
Long-term deferred contract revenue	5,179	5,953
Long-term debt and capital leases, net of current portion	8,744	9,027
Long-term convertible note to LFB, net of debt discount	1,498	1,443
Other long-term liabilities	20	20

Total liabilities	33,742	35,279
Shareholders’ equity:
Preferred stock, $.01 par value; 4,985,000 shares authorized; no shares were issued and outstanding	—	—
Series D convertible preferred stock, $.01 par value; 15,000 shares authorized; 14,615 shares were issued and outstanding at April 1, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 80,399,172 and 76,440,477 shares issued and 77,579,172 and 73,620,477 shares outstanding at April 1, 2007 and December 31, 2006, respectively	775	736
Capital in excess of par value	287,361	282,343
Accumulated deficit	(252,638)	(245,129)
Accumulated other comprehensive income (loss)	(1)	6

Total shareholders’ equity	35,497	37,956

Total liabilities and shareholders’ equity	$69,239	$73,235

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended
	April 1, 2007	April 2, 2006
Revenue	$5,429	$2,201
Costs of revenue and operating expenses:
Cost of revenue	4,164	1,223
Research and development	6,466	7,478
Selling, general and administrative	2,557	2,037

	13,187	10,738

Operating loss	(7,758)	(8,537)
Other income (expense):
Interest income	519	279
Interest expense	(263)	(255)
Other income (expense)	(7)	10

Net loss	$(7,509)	$(8,503)

Net loss per common share (basic and diluted)	$(0.10)	$(0.14)

Weighted average number of common shares outstanding (basic and diluted)	77,468	60,773

Comprehensive loss:
Net loss	$(7,509)	$(8,503)
Other comprehensive gain (loss):
Unrealized change in holding gain (loss) on securities available for sale	(7)	14

Total other comprehensive gain (loss)	(7)	14

Comprehensive loss	$(7,516)	$(8,489)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal three months ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net loss	$(7,509)	$(8,503)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,088	855
Stock based compensation	256	204
Amortization discount on marketable securities	58	(281)
Non-cash common stock issuance to GTC savings and retirement plan	310	184
Inventory write-down	—	1,231
Write off of fixed assets	22	—
Non cash interest expense	56	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(744)	(75)
Inventory	(112)	(764)
Other assets and liabilities	(343)	(3)
Accounts payable	17	2,104
Accrued liabilities	(1,173)	(328)
Accrued liabilities – Genzyme Corporation	(509)	(1,326)
Deferred contract revenue	243	(267)

Net cash used in operating activities	(8,340)	(6,969)
Cash flows from investing activities:
Purchase of property, plant and equipment	(111)	(53)
Purchase of marketable securities	(3,305)	(5,510)
Redemption of marketable securities	7,724	5,123

Net cash (used in) provided by investing activities	4,308	(440)
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	4,450	(34)
Net proceeds from employee stock purchase plan	41	—
Repayment of long-term debt	(171)	(3,291)

Net cash (used in) provided by financing activities	4,320	(3,325)

Net (decrease) increase in cash and cash equivalents	288	(10,734)
Cash and cash equivalents at beginning of period	25,356	26,351

Cash and cash equivalents at end of period	$25,644	$15,617

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of GTC Biotherapeutics, Inc., or GTC, for the fiscal year ended December 31, 2006 (referred to as the 2006 Form 10-K) and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

The financial statements for the fiscal three months ended April 1, 2007 and April 2, 2006, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $252.6 million at April 1, 2007. The primary sources of additional capital raised have been equity financings and debt financings. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. However, there can be no assurance that we will be able to raise needed capital on terms that are acceptable to us, or at all.

2.	Accounting Policies:

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2006 Form 10-K. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

Net Loss per Common Share

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of convertible preferred stock, warrants, stock options and stock to be issued under the defined contribution retirement plan totaled 35.2 million and 13.3 million at April 1, 2007 and April 2, 2006, respectively. Since we were in a net loss position at April 1, 2007 and April 2, 2006, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive. We also have a convertible note in the amount of $2.6 million dollars to LFB, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our common stock on an as-converted basis.

3.	Inventory:

Inventory consists of:

	(dollars in thousands)
	At April 1, 2007	At December 31, 2006
Work in process	$1,576	$3,092
Finished goods	1,628	—

Total inventory	$3,204	$3,092

We carry inventory at the lower of cost or market using the first-in, first-out method. Inventories on hand at April 1, 2007 and December 31, 2006 are related to ATryn®, which is approved for sale in the European Union. We expect that all of the capitalized inventory will be sold to LEO Pharma for clinical trials or commercial sales. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense. Our current cost of production exceeds our agreed upon maximum transfer price, therefore we expense these excess costs as incurred.

During 2006, following delays in regulatory approvals, we wrote off portions of the inventory that were designated for clinical trials as well as inventory that was used for development purposes or expected to expire prior to sale.

We analyze our inventory levels quarterly and write down inventory that is expected to expire prior to sale, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Also, if we need to use a portion of the capitalized inventory for clinical trials, we expense the inventory when it is designated for use in such clinical trial.

4.	Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At April 1, 2007	At December 31, 2006
Accrued payroll and benefits	$1,497	$1,740
Accrued bonuses	314	1,167
Amounts owed to third party manufacturer	—	535
Other	2,211	1,753

Total accrued expenses	$4,022	$5,195

5.	Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 10 years and 15 years. Amortization expense was $212,000 and $258,000, respectively for the fiscal three months ended April 1, 2007 and April 2, 2006.

The estimated aggregate amortization expense for the next five years is as follows:

Nine months remaining in 2007	$637,000
2008	$849,000
2009	$849,000
2010	$849,000
2011	$849,000
2012 and thereafter	$3,297,000

6.	LFB Biotechnologies:

In January 2007, we sold 3.6 million shares of our Common Stock to LFB Biotechnologies at a purchase price of $1.23 (the market closing price on the date of the agreement) in connection with the third tranche under the purchase agreement with LFB. We received approximately $4.5 million in proceeds from the sale.

7.	Long-Term Debt:

In December 2006, we refinanced our term loan with GE Capital with a new term loan in the amount of $10 million, of which $7.1 million was used to pay off the existing loan from GE Capital. There are two separate amortization schedules, the first in the amount of $8 million, carries a fixed 10.8% annual interest rate and monthly payments of principal and interest of approximately $109,000 through December 2011 with a balloon payment of approximately $5.2 million in January 2012. The second, in the amount of $2 million, carries a fixed 10.84% annual interest rate and monthly payments of principal and interest of approximately $65,000 through January 2010. Collateral for the loan includes all of our existing and future acquired assets, excluding intellectual property.

In December 2006, as part of the second tranche under the LFB Biotechnologies agreement, we issued to LFB a $2.6 million, five-year convertible note. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our outstanding common stock on an as converted basis. Based on our effective borrowing rate of 10.8%, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and the effective borrowing rate. The debt discount is being amortized over the five year term of the note, resulting in additional interest expense of approximately $56,000 during the first quarter of 2007.

8.	Commitments and Contingencies:

On November 13, 2001, two employees of one of our former subsidiaries filed an action against us in the Court of Common Pleas for Philadelphia County in Pennsylvania seeking damages, declaratory relief and certification of a class action relating primarily to their GTC stock options. The claims arose as a result of our sale of Primedica Corporation to Charles River Laboratories International, Inc. in February 2001, which we believe resulted in the termination of Primedica employees’ status as employees of GTC or its affiliates and termination of their stock options. The plaintiffs contended that the sale of Primedica to Charles River did not constitute a termination of their employment with GTC or its affiliates for purposes of our equity incentive plan and, therefore, that we breached our contractual obligations to them and other Primedica employees who had not exercised their stock options. The complaint demanded damages in excess of $5 million, plus interest. The Court certified the case as a class action, with the class including employees of Primedica who, at the time GTC sold it, had GTC options that had not been exercised. On February 15, 2007, the parties agreed to settle these claims under terms which provide that our insurer will pay $175,000 in cash and we will deliver $225,000 of our Common Stock which we accrued as of December 31, 2006. The number of shares of Common Stock to be issued in the settlement will be determined based on the per share market value of the Common Stock on the date of issue after the Court concludes a fairness hearing regarding the settlement.

9.	New Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact this statement will have on its financial position and results of operations, if any.

10.	Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

At December 31, 2006, we had net operating loss, or NOL, carryforwards of $211 million expiring at various dates through 2026 and Research and Development, or R&D, credit carryforwards of $6.3 million expiring at various dates through 2026. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in an ownership change, or could result in an ownership change, in the future upon subsequent disposition. We have not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant complexity and cost associated with such study. There also could be additional ownership changes in the future. If we have experienced an ownership change, at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

11.	Subsequent Events

In April 2007, we were granted a non-exclusive license from Start Licensing, Inc., or Start, a joint venture between Geron Corporation and Exeter Life Sciences, Inc., for the patents and patent applications developed by the Roslin Institute to apply nuclear transfer to the production of therapeutic proteins in the milk of transgenic animals. Financial terms include an upfront payment of $200,000 to Start and a total of 278,370 shares of our common stock, divided equally between Start and Exeter which totals $300,000. The fair market value of the common stock on the date of issuance was approximately $334,000, based on the closing price of $1.20. There will also be a royalty payable to Start for the commercialization of any products developed with the patented nuclear transfer technology. The license agreement remains in place through the last patent to expire, which is expected in 2016 for the currently issued patents. Our Atryn® product does not utilize this technology.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In November 2005, we entered into an exclusive collaboration agreement with LEO Pharma to develop and market ATryn® for markets in LEO’s territories of Europe, Canada and the Middle East. In September 2006, we entered into a collaboration agreement with LFB Biotechnologies to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. The first program in this collaboration is for the development of a recombinant form of human factor VIIa.

We have also used our transgenic technology in external programs to produce therapeutic products for our partners and to collaborate in development programs. For our external programs, we enter into licensing and development agreements with partners to use our transgenic technology to develop, produce and purify recombinant forms of therapeutic proteins. Historically, we operated on a service contract basis, generally receiving fees for the development of the production platform and production and purification of the proteins. We currently have two active external programs other than the LEO collaboration, one with Merrimack Pharmaceuticals, the other with PharmAthene. Most of our first quarter 2007 revenues were derived from sales of product to LEO and our development program with Merrimack. Most of our 2006 revenues were derived from our Merrimack program.

We have operated at a net loss since our inception in 1993 and we used $8.3 million of cash in operations in the first quarter of 2007. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations.

This discussion and analysis of our financial condition should be read in connection with our consolidated financial statements herein and the accompanying notes thereto, and, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our 2006 Form 10-K), in particular, the information set forth therein under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our critical accounting policies are summarized in Note 2 in the Notes to Consolidated Financial Statements included in Item 8 of our 2006 Form 10-K. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, investments, intangible and long-lived assets, inventory, income taxes, accrued expenses, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There have been no material changes to the critical accounting policies that are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of our 2006 Form 10-K.

Results of Operations The key components to our losses are revenues, costs of revenue, research and development expenses, and selling, general and administrative expenses.

Fiscal three months ended April 1, 2007 and April 2, 2006

	(dollars in thousands)
	April 1, 2007	April 2, 2006	$ Change	% Change
Revenue	$5,429	$2,201	$3,228	147%
Cost of revenue	$4,164	$1,223	$2,941	240%
Research and development	$6,466	$7,478	$(1,012)	(14)%
Selling, general and administrative	$2,557	$2,037	$520	26%

Revenue. During the first quarter of 2007, $3.3 million of our revenues were derived from the sale of ATryn® product to LEO Pharma for clinical and commercial use and approximately $1.7 million was derived from our external development programs with Merrimack Pharmaceuticals and PharmAthene. During the first quarter of 2006, all of our revenues were derived from external development programs, primarily with Merrimack. We expect revenues on external programs to continue to vary due to the nature and timing of our milestone-based research and development activities for these programs as well as the timing of product shipment to LEO.

Cost of revenue. The increase in cost of revenue is primarily the result of the cost of goods sold associated with the sale of ATryn® product to LEO, which was partially offset by a net reduction in expense on the external development programs. The level of expenses on our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The first quarter 2007 research and development expense included $4.5 million related to the ATryn® program, a decrease of $1.7 million as compared to $6.2 million in the first quarter of 2006. Details of ATryn® related expenses for the respective years are as follows:

	(dollars in millions)
	2007	2006
ATryn® manufacturing expenses	$2.4	$3.4
EMEA regulatory process expenses	1.0	0.9
U.S. clinical trial expenses	1.0	0.7
Write-down of prior year inventory	—	1.2
Other	0.1	—

Total	$4.5	$6.2

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

The decrease in ATryn® expenses during the first quarter of 2007 was partially offset by approximately $656,000 of expense incurred in the development of factor VIIa development program which was initiated in the fourth quarter of 2006 in conjunction with our LFB collaboration.

Selling, general and administrative expense. The increase in SG&A expenses was primarily a result of increased legal costs related to patents, partnering and financing transactions of approximately $475,000.

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of equity financings, partnering and collaborations, grant revenue, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales and royalties occur and we achieve positive cash flow from operations. Our ability to raise future funds will be affected by the extent and timing of the launch of ATryn® for the HD indication in the EU, the progress of clinical trials and the regulatory review of ATryn® in the U.S. for HD, the progress of initial clinical trials for AD in the EU, our ability to enter into new or expanded partnerships and collaborations, the terms of such collaborations, the results of research and development and preclinical testing of our other proprietary product candidates, and competitive and technological advances, as well as general market conditions.

We use our cash primarily to pay salaries and wages, facility and facility-related costs of office and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first quarter of 2007 we had a net decrease in cash and marketable securities of $4.2 million, which reflects the receipt of $4.5 million in proceeds from the LFB debt financing, $8.3 million used in operations, which is net of $3.2 million in receipts from LEO for product manufactured in 2006, and $111,000 used for capital expenditures. We estimate the net use of cash and marketable securities for the remaining nine-months of 2007 to be between $15 and $18 million.

We had working capital of $26.8 million at April 1, 2007 compared to $29.4 million at December 31, 2006.

Cash Flows from Financing Activities

Equity Financing Activities

In January 2007, we sold 3.6 million shares of our Common Stock to LFB at a purchase price of $1.23 (the market closing price on the date of the agreement) in connection with the third tranche under the purchase agreement with LFB. We received approximately $4.5 million in proceeds from the sale.

Credit Facility

In December 2006, we refinanced our term loan with GE Capital with a new term loan in the amount of $10 million of which $7.1 million was used to pay off the existing loan with GE Capital. There are two separate amortization schedules. The first in the amount of $8 million, carries a fixed 10.8% annual interest rate and monthly payments of principal and interest of approximately $109,000 through December 2011 with a balloon payment of approximately $5.2 million in January 2012. The second, in the amount of $2 million, carries a fixed 10.84% annual interest rate and monthly payments of principal and interest of approximately $65,000 through January 2010. Collateral for the loan includes all of our existing and future acquired assets, excluding intellectual property.

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

Our $11.3 million of outstanding long-term debt at April 1, 2007 includes $9.8 million owed to GE Capital, $2.6 million owed to LFB and $1.1 million of unamortized debt discount on the LFB note. Of the $11.3 million, approximately $1.1 was classified as current. The current portion reflects the amount due through March 2008 on our GE Capital term loan.

Cash Flows used in Operating Activities

Cash flows used in operating activities were $8.3 million and $7 million for the first quarters of 2007 and 2006, respectively. The increase of $1.3 million was primarily due to an increase in operating expenses.

Cash Flows from Investing Activities

Cash flows provided by investing activities include $4.4 million in net redemptions of marketable securities in our portfolio and $111,000 used for purchases of capital equipment. We anticipate a similar level of capital expenditures company-wide in 2007 as compared to 2006.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 8 in the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q as well as in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2006 Form 10-K. We have reviewed the commitments and contingencies at April 1, 2007 and noted that there were no material changes or additions.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk since December 31, 2006. Our market risk disclosures are discussed in our 2006 Form 10-K under the heading Item 7A — ”Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On April 6, 2007, we issued and sold 278,370 shares of our common stock to Start Licensing, Inc. and Exeter Life Sciences, Inc. in reliance on the exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended (and the regulations promulgated thereunder, including Regulation D) relating to sales by an issuer not involving a public offering. The shares were issued as part of the consideration for a non-exclusive license granted to us by Start Licensing, Inc., a joint venture between Geron Corporation and Exeter Life Sciences, Inc., for the patents and patent applications developed by the Roslin Institute to apply nuclear transfer to the production of therapeutic proteins in the milk of transgenic animals. Start and Exeter have represented to us that they are acquiring the shares for investment and not for distribution, that they can bear the risks of the investment and that they have had an opportunity to ask questions of, and receive answers from, us regarding the terms and conditions of the offering of the shares.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2007		GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company, filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 4, 1999 (File No. 000-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.