Form 10-Q
period 2007-09-30
GTC BIOTHERAPEUTICS INC
filed 2007-11-01
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2007
Common Stock, $0.01 par value	78,011,447

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

GTC BIOTHERAPEUTICS, INC.

PAGE #
PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements	4

Consolidated Balance Sheets as of September 30, 2007, and December 31, 2006 (Unaudited)	4

Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Three Months and Fiscal Nine Months Ended September 30, 2007 and October 1, 2006 (Unaudited)	5

Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended September 30, 2007 and October 1, 2006 (Unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4—Controls and Procedures	15

PART II. OTHER INFORMATION

ITEM 6—Exhibits	16

SIGNATURES	17

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,485	$25,356
Marketable securities	8,325	18,479
Accounts receivable and unbilled contract revenue	166	285
Inventory	663	3,092
Other current assets	1,109	1,006

Total current assets	23,748	48,218
Net property, plant and equipment	14,368	15,336
Intangible assets, net	7,376	7,539
Other assets	1,720	1,692
Restricted cash	450	450

Total assets	$47,662	$73,235

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,944	$6,903
Accrued liabilities	7,247	7,659
Short-term deferred contract revenue	3,701	3,301
Current portion of long-term debt and capital leases	1,146	973

Total current liabilities	16,038	18,836
Long-term deferred contract revenue	4,496	5,953
Long-term debt and capital leases, net of current portion	8,156	9,027
Long-term convertible note to LFB, net of discount	1,611	1,443
Other long-term liabilities	20	20

Total liabilities	30,321	35,279
Shareholders’ equity:
Preferred stock, $.01 par value; 4,985,000 shares authorized; no shares were issued and outstanding	—	—
Series D convertible preferred stock, $.01 par value; 15,000 shares authorized; 14,615 shares were issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 77,983,658 and 73,620,477 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	780	736
Capital in excess of par value	288,178	282,343
Accumulated deficit	(271,618)	(245,129)
Accumulated other comprehensive income	1	6

Total shareholders’ equity	17,341	37,956

Total liabilities and shareholders’ equity	$47,662	$73,235

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended		Fiscal nine months ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue	$2,576	$690	$10,844	$3,307
Costs of revenue and operating expenses:
Cost of revenue	1,418	1,612	9,706	4,049
Research and development	7,091	6,846	20,244	20,178
Selling, general and administrative	2,347	2,667	7,609	7,129

	10,856	11,125	37,559	31,356

Operating loss	(8,280)	(10,435)	(26,715)	(28,049)
Other income (expense):
Interest income	300	325	1,234	816
Interest expense	(360)	(224)	(982)	(727)
Other income (expense)	(48)	17	(26)	43

Net loss	$(8,388)	$(10,317)	$(26,489)	$(27,917)

Net loss per common share (basic and diluted)	$(0.11)	$(0.14)	$(0.34)	$(0.43)

Weighted average number of common shares outstanding (basic and diluted)	77,968	71,658	77,774	64,609

Comprehensive loss:
Net loss	$(8,388)	$(10,317)	$(26,489)	$(27,917)
Other comprehensive gain (loss):
Unrealized change in holding gain (loss) on securities available for sale	2	(14)	(5)	(43)

Total other comprehensive gain (loss)	2	(14)	(5)	(43)

Comprehensive loss	$(8,386)	$(10,331)	$(26,494)	$(27,960)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal nine months ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net loss	$(26,489)	$(27,917)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,506	2,651
Stock based compensation	653	592
Amortization discount on marketable securities	79	(337)
Non-cash common stock issuance to GTC savings and retirement plan	311	184
Inventory write-off	3,412	1,343
Write off of intangible asset	—	497
Loss on disposal of fixed assets	—	1
Impairment of fixed assets	22	—
Non cash interest expense	168	—
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	119	17
Inventory	(983)	(807)
Other assets and liabilities	(131)	123
Accounts payable	(2,959)	1,351
Accrued liabilities	(242)	850
Accrued liabilities – Genzyme Corporation	(170)	(830)
Deferred contract revenue	(1,057)	4,899

Net cash used in operating activities	(24,761)	(17,383)
Cash flows from investing activities:
Purchase of property, plant and equipment	(897)	(603)
Sale of property, plant and equipment	—	(1)
Purchase of intangible asset	(200)	—
Purchase of marketable securities	(13,388)	(22,262)
Redemption of marketable securities	23,458	16,564

Net cash (used in) provided by investing activities	8,973	(6,302)
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	4,484	16,125
Offering costs associated with preferred stock offering	—	(131)
Net proceeds from employee stock purchase plan	127	74
Net proceeds from employee stock options	4	1
Repayment of long-term debt	(698)	(5,286)

Net cash provided by financing activities	3,917	10,783

Net decrease in cash and cash equivalents	(11,871)	(12,902)
Cash and cash equivalents at beginning of period	25,356	26,351

Cash and cash equivalents at end of period	$13,485	$13,449

Supplemental disclosure of cash flow information:
Common stock issuance for technology license	$300	—

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

The financial statements for the fiscal nine months ended September 30, 2007 and October 1, 2006, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $288.2 million at September 30, 2007. The primary sources of additional capital raised have been equity financings and debt financings. Based on our cash balance as of September 30, 2007, as well as projected cash receipts from existing programs, we believe we have the ability to continue our operations into the second quarter of 2008. We are currently in discussions for potential new partnering transactions with a plan to bring further financial resources into the company in the near term through upfront payments. In addition, we may sell additional equity or debt securities. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

2.	Accounting Policies:

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2006 Form 10-K. The following is a summary of the significant accounting policies used in the preparation of these financial statements.

Net Loss per Common Share

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of shares issuable upon conversion or exercise of convertible preferred stock, warrants, stock options and stock to be issued under the defined contribution retirement plan, totaled 35.5 million shares and 19.7 million shares at September 30, 2007 and October 1, 2006, respectively. Since we were in a net loss position at September 30, 2007 and October 1, 2006, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive. We also have a convertible note in the amount of $2.6 million payable to LFB Biotechnologies, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering but only to the extent that any conversion does not result in LFB Biotechnologies’ holdings exceeding 19.9% of our common stock on an as-converted basis.

3.	Inventory:

Inventory consists of:

	(dollars in thousands)
	At September 30, 2007	At December 31, 2006
Work in process	$—	$3,092
Finished goods	663	—

Total inventory	$663	$3,092

We carry inventory at the lower of cost or market using the first-in, first-out method. Inventories on hand at September 30, 2007 and December 31, 2006 are related to ATryn®, which is approved for sale in the European Union. We expect that all of the capitalized inventory will be sold to LEO Pharma, our partner for ATryn® in Europe, either for clinical trials or commercial sales. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense. Our current cost of production exceeds our agreed upon maximum transfer price, therefore we expense these excess costs as incurred. We anticipate our cost of production will be substantially reduced as we move to larger production volumes to support clinical and commercial requirements.

During 2006, following delays in regulatory approvals, we wrote off to research and development expense portions of the inventory that were designated for clinical trials as well as inventory that was used for development purposes or expected to expire prior to sale.

During the second quarter of 2007 we wrote off in-process inventory which was rendered unusable as a result of the fill/finish process at the facility of our U.S. based third party fill/finish contractor. We recorded a charge of approximately $2.9 million to cost of sales in connection with the write off. None of this material had been released for clinical or commercial use.

During the third quarter of 2007 we also wrote off in-process inventory which was determined not to meet specifications during release testing for commercial use. We recorded a charge of $469,000 to cost of sales in connection with the write off.

We analyze our inventory levels quarterly and write down inventory that is expected to expire prior to sale, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required. Also, if we need to use a portion of the capitalized inventory for clinical trials, we will expense the inventory when it is designated for use in such clinical trial.

4.	Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At September 30, 2007	At December 31, 2006
Accrued payroll and benefits	$1,581	$1,740
Accrued liability Genzyme Corporation	2,294	2,464
Accrued bonuses	962	1,167
Amounts owed to third party manufacturer	—	535
Other	2,410	1,753

Total accrued expenses	$7,247	$7,659

5.	Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 9 years and 15 years. Amortization expense was $225,000 and $259,000, respectively for the fiscal three months ended September 30, 2007 and October 1, 2006 and $663,000 and $776,000 for the fiscal nine months ended September 30, 2007 and October 1, 2006, respectively.

In April 2007, we obtained a non-exclusive license from Start Licensing, Inc., or Start, a joint venture between Geron Corporation and Exeter Life Sciences, Inc., for the patents and patent applications developed by the Roslin Institute to apply nuclear transfer to the production of therapeutic proteins in the milk of transgenic animals. Financial terms include an upfront payment of $500,000, of which $200,000 was paid in cash to Start, and a total of 278,370 shares of our common stock, with an aggregate value of approximately $300,000, were issued, divided equally between Start and Exeter.

The license agreement remains in place through the last patent to expire, which is expected to occur in 2016 for the currently issued patents. Accordingly, the $500,000 license fee was recorded as an intangible asset in the second quarter of 2007 and is being amortized using the straight-line method over approximately 9 years. There will also be a royalty payable to Start for the commercialization of any products developed with the patented nuclear transfer technology. Our ATryn® product was not developed using this technology.

The estimated aggregate amortization expense for all our intangible assets over the next five years is as follows:

Three months remaining in 2007	$226,000
2008	$902,000
2009	$902,000
2010	$902,000
2011	$902,000
2012 and thereafter	$3,544,000

6.	LFB Biotechnologies:

In January 2007, we sold 3.6 million shares of our Common Stock to LFB Biotechnologies, or LFB, at a purchase price of $1.23 per share (the market closing price on the date of the agreement in September 2006) representing the final tranche of investment under the stock purchase agreement with LFB. We received approximately $4.5 million in proceeds from the January sale.

7.	Long-Term Debt:

In December 2006, we refinanced our term loan with GE Capital with a new term loan in the amount of $10 million, of which $7.1 million was used to pay off the existing loan from GE Capital. There are two separate amortization schedules. The first, in the amount of $8 million, carries a fixed 10.8% annual interest rate and monthly payments of principal and interest of approximately $109,000 through December 2011 with a balloon payment of approximately $5.2 million in January 2012. The second, in the amount of $2 million, carries a fixed 10.84% annual interest rate and monthly payments of principal and interest of approximately $65,000 through January 2010. Collateral for the loan includes all of our existing and future acquired assets, excluding intellectual property.

In December 2006, as part of the second tranche of investment under the LFB agreement, we issued to LFB a $2.6 million, five-year convertible note. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings, at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our outstanding common stock on an as converted basis. Based on our effective borrowing rate of 10.8%, we recorded a discount of approximately $1.1 million for the difference between the stated interest rate and our effective borrowing rate. The discount is being amortized over the five year term of the note, resulting in additional interest expense of approximately $57,000 during the third quarter of 2007 and $168,000 during the first nine months of 2007.

8.	Commitments and Contingencies:

On November 13, 2001, two employees of one of our former subsidiaries filed an action against us in the Court of Common Pleas for Philadelphia County in Pennsylvania seeking damages, declaratory relief and certification of a class action relating primarily to their GTC stock options. On February 15, 2007, the parties agreed to settle these claims under terms which provide that our insurer will pay $175,000 in cash and we will deliver $225,000 of our Common Stock. We accrued this settlement as of December 31, 2006. The number of shares of Common Stock to be issued in the settlement will be determined based on the per share market value of the Common Stock on the date of issue after the Court concludes a fairness hearing regarding the settlement.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”(“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

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

Business Overview

We are a leader in the development, production and commercialization of human therapeutic proteins through transgenic technology. Applying our transgenic production technology, we insert human protein-specific DNA into the genetic structure of an animal to enable it to produce what is known as a recombinant form of the corresponding human protein in the animal’s milk. We then purify the protein from the milk to obtain the therapeutic product, which is typically administered by injection. Our transgenic technology is protected by our leading patent position, which includes a U.S. patent, issued in 2006 and expiring in 2021, that covers the production of therapeutic proteins in the milk of transgenic mammals.

In August 2006, we obtained the first regulatory approval of a transgenically produced therapeutic protein anywhere in the world when the European Commission approved the use of ATryn®, our recombinant form of human antithrombin, as a prophylactic treatment of patients with hereditary antithrombin deficiency, or HD, undergoing surgical procedures. ATryn® was introduced to the European medical community for the first time at the International Society on Thrombosis and Haemostasis, or ISTH, Bi-Annual meeting in early July 2007 and LEO Pharma, our development and marketing partner for ATryn®, is launching ATryn® in the EU on a country-by-country basis, as pricing arrangements are established, over the next twelve to eighteen months. LEO’s territories include Europe, Canada and the Middle East. LEO has initiated patient enrollment in a phase II clinical study for the development of ATryn® for the large market indication in disseminated intravascular coagulation, or DIC, associated with severe sepsis.

We are planning to file for a Biologics License Application, or BLA, seeking approval of the United States Food and Drug Administration, or FDA, to begin marketing ATryn® for HD patients undergoing surgery or childbirth in the U.S. on the basis of our ongoing pivotal trial. In September 2007, the FDA designated ATryn® a “fast track product” entitled to accelerated FDA review for the HD indication. The FDA has also granted the Company permission to submit the associated BLA on a rolling basis. A rolling BLA means that the various sections of the filing may be submitted as they are ready rather than the typical process of waiting until all information is complete and making a single submission at the end. The last section anticipated for submission will be the clinical data from the pivotal trial, planned to be available in the first half of 2008. In addition, we also plan to request priority review from the FDA.

Building upon the ATryn® approval in Europe, we are focusing our pipeline of proprietary programs on recombinant plasma proteins for use in hematology, including replacement therapies for genetic disorders and monoclonal antibodies for use in oncology and autoimmune diseases. In doing so, we focus on those potential therapeutic proteins that are difficult to express using traditional recombinant production methods, such as cell culture or bacteria production, or on those product candidates where production of commercial volumes using those methods requires significant capital investment for adequate production capacity, or where the cost of goods is a critical issue. Human plasma proteins that are used for therapeutics may have one or more of these characteristics. With the potential to produce large quantities of therapeutic proteins at a lower cost than using other methods, our production technology enables the pursuit of clinical indications requiring large amounts of the therapeutic protein and offers the opportunity to create markets significantly greater than those supported today by traditional recombinant produced and plasma-derived proteins.

In September 2006, we entered into a collaboration agreement with LFB Biotechnologies to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. This collaboration is a cost and profit sharing arrangement. We have exclusive rights to commercialize collaboration products in the U.S. and LFB has exclusive rights to commercialize them in the EU. Both parties have co-exclusive commercialization rights in the rest of the world. The first program in this collaboration is for the development of a recombinant form of human factor VIIa which is currently in the pre-clinical stage with an objective to begin clinical studies by the end of 2009.

We are implementing a strategy in follow-on biologics, or biosimilars, which will be defined in more detail as legislation is enacted and regulatory guidance is established in both Europe and the U.S. In July 2007, LFB Biotechnologies and GTC have added development of a CD20 monoclonal antibody as the second product in our collaboration. This CD20 monoclonal antibody may be considered for clinical development as a follow-on biologic in the U.S. and a biosimilar in the EU.

We have also used our transgenic technology in external programs to produce therapeutic products for our partners and to collaborate in development programs. For our external programs, we enter into licensing and development agreements with partners to use our transgenic technology to develop, produce and purify recombinant forms of therapeutic proteins. Historically, we operated on a service contract basis, generally receiving fees for the development of the production platform and production and purification of the proteins. We currently have two active external programs, one with Merrimack Pharmaceuticals and the other with PharmAthene. Most of our third quarter 2007 revenues were derived from our development programs with Merrimack and PharmAthene. Most of our third quarter 2006 revenues were derived from our Merrimack program. Revenues from any single program, however, vary significantly from quarter to quarter.

We have operated at a net loss since our inception in 1993 and we used $24.8 million of cash in operations in the first nine months of 2007. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations.

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

Results of Operations The key components to our results are revenue, costs of revenue, research and development expenses, and selling, general and administrative expenses.

Fiscal three months ended September 30, 2007 and October 1, 2006

	(dollars in thousands)
	September 30, 2007	October 1, 2006	$ Change	% Change
Revenue	$2,576	$690	$1,886	273%
Cost of revenue	$1,418	$1,612	$(194)	(12)%
Research and development	$7,091	$6,846	$245	4%
Selling, general and administrative	$2,347	$2,667	$(320)	(12)%

Revenue. During the third quarter of 2007, approximately $2.2 million of our revenue was derived from our external development programs with Merrimack Pharmaceuticals and PharmAthene. During the third quarter of 2006, $655,000 of our revenue was derived from external development programs, primarily the Merrimack program. We expect revenue from external programs to continue to vary due to the nature and timing of our milestone-based research and development activities for these programs.

Cost of revenue. The decrease in cost of revenue included a net reduction in costs on our external programs due to the stage of development on those programs. This was partially offset by the write-off of $469,000 of ATryn® inventory that was found to be out of specification for commercial use during release testing. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The third quarter 2007 research and development expense included $4.8 million related to the ATryn® program, a decrease of $400,000 as compared to $5.2 million in the third quarter of 2006. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions)
	Fiscal three months ended
	September 30, 2007	October 1, 2006
ATryn® manufacturing expenses	$2.8	$4.2
EMEA regulatory process expenses	0.7	0.5
U.S. clinical trial expenses	1.2	0.4
Other	0.1	0.1

Total	$4.8	$5.2

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

We also incurred approximately $429,000 of expense in the factor VIIa development program which was initiated in the fourth quarter of 2006 in conjunction with our LFB collaboration.

We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Selling, general and administrative expense. The decrease in SG&A expenses was primarily a result of decreased costs related to patent and legal expenses.

Fiscal nine months ended September 30, 2007 and October 1, 2006

	(dollars in thousands)
	September 30, 2007	October 1, 2006	$ Change	% Change
Revenue	$10,844	$3,307	$7,537	228%
Cost of revenue	$9,706	$4,049	$5,657	140%
Research and development	$20,244	$20,178	$66	—
Selling, general and administrative	$7,609	$7,129	$480	7%

Revenue. During the first nine months of 2007, $3.6 million of our revenue was derived from the sale of ATryn® product to LEO Pharma for clinical and commercial use and approximately $6.1 million was derived from our external development programs with Merrimack Pharmaceuticals and PharmAthene. During the first nine months of 2006, $3.3 million of our revenue was derived from external development programs, primarily the Merrimack program. We expect revenue from external programs to continue to vary due to the nature and timing of our milestone-based research and development activities for these programs as well as the timing of product shipment to LEO.

Cost of revenue. The increase in cost of revenue was primarily the result of the $3.4 million cost of goods sold associated with the sale of ATryn® product to LEO and a $2.9 million write-off of ATryn® inventory which was rendered unusable during the second quarter 2007 as a result of the fill/finish process conducted at our U.S. based third party fill/finish contractor as well as a write-off of approximately $469,000 of ATryn® inventory during the third quarter 2007 as described above. These increases were partially offset by a net reduction in costs on our external programs due to the stage of development on those programs. In any event, even excluding the impact of these write-offs, the level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The first nine months of 2007 research and development expense included $13.7 million related to the ATryn® program, a decrease of $2.3 million as compared to $16 million in the first nine months of 2006. Details of ATryn® related expenses for the respective nine month periods are as follows:

	(dollars in millions)
	Fiscal nine months ended
	September 30, 2007	October 1, 2006
ATryn® manufacturing expenses	$7.5	$9.1
EMEA regulatory process expenses	2.4	2.3
U.S. clinical trial expenses	3.6	2.4
Net Realizable write-down of ATryn® inventory	—	2.1
Other	0.2	0.1

Total	$13.7	$16.0

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

We also incurred approximately $2.1 million of expense in the factor VIIa development program which was initiated in the fourth quarter of 2006 in conjunction with our LFB collaboration.

We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Selling, general and administrative expense. The increase in SG&A expenses was primarily a result of increased costs related to FAS 123R expense of approximately $118,000 as well as costs of approximately $327,000 related to senior management hires, which were partially offset by lower audit and director and officer insurance fees.

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of equity financings, partnering and collaboration payments, grant revenue, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales and royalties occur and we achieve positive cash flow from operations. We expect that our ability to raise future funds will be affected by the success of the launch of ATryn® for the HD indication in the EU, the progress of clinical trials and the regulatory review of ATryn® in the U.S. for HD, the progress of initial clinical trials for DIC in the EU, our ability to enter into new or expanded partnerships and collaborations, the terms of such collaborations, the results of research and development and preclinical testing of our other proprietary product candidates, and competitive and technological advances, as well as general market conditions.

We use our cash primarily to pay salaries and wages, facility and facility-related costs of office, farm and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first nine months of 2007 we had a net decrease in cash and marketable securities of $22 million, which reflects $4.5 million received in proceeds from the LFB financing, $24.8 million used in operations, and $897,000 used for capital expenditures. Based on our cash balance as of September 30, 2007, as well as projected cash receipts from existing programs, we believe we have the ability to continue our operations into the second quarter of 2008. We are currently in discussions for potential new partnering transactions with a plan to bring further financial resources into the company in the near term through those transactions. In addition, we may sell additional equity or debt securities. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

We had working capital of $7.7 million at September 30, 2007 compared to $29.4 million at December 31, 2006.

Cash Flows from Financing Activities

Equity Financing Activities

In January 2007, we sold 3.6 million shares of our Common Stock to LFB at a purchase price of $1.23, the market closing price on the date of the agreement in September 2006, representing the final tranche of investment under the stock purchase agreement with LFB. We received approximately $4.5 million in proceeds from the placement sale.

Credit Facilities

Our $10.9 million of outstanding long-term debt at September 30, 2007 includes $9.3 million owed to GE Capital, $2.5 million owed to LFB net of an unamortized discount of $947,000 on the LFB note. Of the $10.9 million, approximately $1.1 million was classified as current, which reflects the amount due through September 2008 on our GE Capital term loan.

Cash Flows used in Operating Activities

Cash used in operating activities totaled $24.8 million and $17.4 million for the first nine months of 2007 and 2006, respectively, an increase of approximately $7.4 million. The increase is primarily a result of increased spending on the ATryn® manufacturing campaign during 2007 as well as cash inflows from LEO of approximately $3 million which was received in 2006.

Cash Flows from Investing Activities

Cash flows provided by investing activities include $10.1 million in net redemptions of marketable securities in our portfolio, of which $200,000 was used for the purchase of a technology license and $897,000 was used for purchases of capital equipment. We anticipate a similar level of capital expenditures company-wide in 2007 as compared to 2006.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 8 in the Notes to Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q as well as in Note 5 in the Notes to Consolidated Financial Statements included in Item 8 of our 2006 Form 10-K. We have reviewed the commitments and contingencies at September 30, 2007 and noted that there were no material changes or additions.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2007	GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.