Form 10-K/A
period 2007-12-30
GTC BIOTHERAPEUTICS INC
filed 2008-04-25
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of the registrant’s Common Stock outstanding as of March 3, 2008: 87,211,152

Explanatory Note

This amendment is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which we filed with the SEC on March 6, 2008. The purpose of this amendment is to include information that was previously omitted from our Form 10-K in reliance on General Instruction G to Form 10-K and originally intended to be incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders that we intended to file with the SEC no later than April 28, 2008.

Since we have decided to defer our 2008 Annual Meeting of Stockholders for several weeks and will not be filing our definitive proxy statement by April 28, 2008 (120 days after the end of our fiscal year in accordance with General instruction G), we are filing this amendment to:

1.	Update the cover page to remove the reference to the incorporation by reference of our definitive proxy statement for our 2008 Annual Meeting of Stockholders into our Form 10-K for the fiscal year ended December 30, 2007 and to correct the number of shares outstanding as of March 3, 2008;

2.	Include the information required by Items 10-14 of Part III of our Annual Report.

3.	Update Item 15(a)(3) of Part IV to include the new certifications by our principal executive officer and principal financial officer that are being filed as exhibits herewith as Exhibit 31.1.1 and 31.2.1 in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended

Pursuant to Rule 12b-15 of the Securities Act of 1924, as amended, Part III (Items 10-14) and Item 15(a)(3) of Part IV of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 are deleted in their entirety and replaced with the following Part III and Item 15(a)(3), as set forth below. This amendment does not reflect events occurring after the original filing date of the Form 10-K, or modify or update in any way disclosures made in the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our SEC filings made subsequent to the filing of our Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Directors

Set forth below is biographical information about the nominees for director whose terms expire at the 2008 annual meeting and the two other classes of our current directors whose term of office will continue after the meeting.

Name and Age	Business Experience and Other Directorships	Present Term Expires
Francis J. Bullock* Age: 71	Dr. Bullock has served as a director since 1994. Dr. Bullock is a self-employed independent consultant. He was a senior consultant with Arthur D. Little, Inc. and with Strategic Decisions Group from September 1993 to March 2003, and Senior Vice President, Research Operations at Schering-Plough Research Institute from 1981 until August 1993. Dr. Bullock is also a director of Array Biopharma, Inc., a biopharmaceutical company.	2008

*	A current nominee for election as director at our 2008 Annual Meeting.

Name and Age	Business Experience and Other Directorships	Present Term Expires
Geoffrey F. Cox* Age: 64	Dr. Cox has served as our Chairman of the Board, Chief Executive Officer and President since July 2001, after being elected a director in May 2001. From 1997 to June 2001, he was Chairman and Chief Executive Officer of Aronex Pharmaceuticals, Inc., a biotechnology company. In 1984, Dr. Cox joined Genzyme Corporation in the U.K. and, in 1988, became Senior Vice President of Operations in the United States. Subsequently, Dr. Cox was promoted to Executive Vice President of Operations of Genzyme, and was also responsible for the pharmaceutical, diagnostic and genetics business units until 1997. Prior to joining Genzyme, Dr. Cox was General Manager of the U.K. manufacturing operations for Gist-Brocades. Dr. Cox also serves as a non-executive Chairman of the Board of Nabi Biopharmaceuticals and serves on the Board of the Biotechnology Industry Organization and the Board of the Massachusetts Biotechnology Council. Dr. Cox received a Ph.D. in Biochemistry from the University of East Anglia U.K. and a BSc (Hons) in Biochemistry from the University of Birmingham U.K.	2008

Alan W. Tuck* Age: 59	Mr. Tuck has served as a director since 1993. He is a partner of The Bridgespan Group, a nonprofit consulting organization where he has worked since April 2001. Mr. Tuck retired in June 2000 as Chief Strategic Officer of Organogenesis Inc., a tissue engineering firm where he had been since July 1997. From February 1992 through May 1996, Mr. Tuck was President and Chief Executive Officer of T Cell Sciences, Inc. Mr. Tuck is also a director of Apogee Technology, Inc., a developer of nanotechnology products.	2008

Kenneth A. Bauer Age: 58	Dr. Bauer has served as a director since December 2004. He has been a Director of Thrombosis Clinical Research at Beth Israel Deaconess Medical Center since 1997 and has been a Professor of Medicine at Harvard Medical School since 2004, where he has been on the faculty since 1982. Dr. Bauer’s research interests include development of novel laboratory techniques for the detection of prothrombotic states and clinical evaluation of new antithrombotic drugs. Dr. Bauer is the former Chairman of the Council for the International Society on Thrombosis and Haemostasis. Dr. Bauer received his Bachelor and Master of Science degrees from the Massachusetts Institute of Technology, and obtained his medical education at Stanford University School of Medicine. He completed subspecialty training in medical oncology and hematology at Dana Farber Cancer Institute and Beth Israel Hospital in Boston.	2009

Christian Béchon Age: 48	Mr. Béchon has served as a director since December 2006, when he was designated as a director by LFB Biotechnologies, S.A.S.U., referred to as LFB, pursuant to LFB’s designation right, which are granted to them in connection with the Stock and Note Purchase Agreement between us and LFB dated September 29, 2006. He is Chairman and Chief Executive Officer of Laboratoire Francais du Fractionnement et des Biotechnologies S.A. and President of LFB. Prior to joining LFB, Mr. Béchon was a consultant for the Boston Consulting Group from January 2005 to January 2006. He was a senior judge in the Court of Accounts from May 2004 to January 2005. Mr. Béchon was Chief of Staff with the French Ministry of Industry from May 2002 to May 2004.	2009

*	A current nominee for election as director at our 2008 Annual Meeting.

Name and Age	Business Experience and Other Directorships	Present Term Expires

Pamela W. McNamara Age: 50	Ms. McNamara has served as a director since July 2002. Since October 2003, Ms. McNamara has been Chief Executive Officer of CRF, Inc., a clinical trial data management and mobile technology company. Prior to joining CRF, Ms. McNamara was a private consultant. Ms. McNamara was appointed Chief Executive Officer of Arthur D. Little, Inc., a global management and technology firm, from 2001 to February 2002, to develop plans to restructure, reorganize or divest the firm’s viable business units. In February 2002, Arthur D. Little filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code to provide a framework under which these plans could be executed. Ms. McNamara served as Managing Director of Arthur D. Little from 1997 to 2001, and had been a partner since 1992, focusing on the pharmaceutical and biotechnology industries.	2009

Marvin L. Miller Age: 71	Mr. Miller has served as a director since October 2002. Mr. Miller is a private consultant. Mr. Miller was Executive Chairman of Onconova Therapeutics, Inc. from 2002 to 2006. Mr. Miller retired in 2002 as President and Chief Executive Officer of Nextran, a subsidiary of Baxter Healthcare Corporation. Before joining Nextran in 1995, Mr. Miller served as Vice President of Biotechnology Licensing for the Pharmaceutical and Agricultural Divisions of American Cyanamid Company since 1987. Previously, Mr. Miller was a Vice President of Johnson & Johnson International from 1983 to 1986. Mr. Miller is a director of Unigene Laboratories, Inc., Tepnel Life Sciences, Plc and Onconova Therapeutics, Inc., all biotechnology companies, and the National Center for Genome Resources, a non-profit research center.	2009

Robert W. Baldridge Age: 73	Mr. Baldridge has served as a director since 1994. He provided consulting services to us from October 1994 to October 2000 and has served as an independent business consultant since June 1988. Mr. Baldridge served as Chief Executive Officer and Chairman of TSI Corporation from 1993 to 1994.	2010

James A. Geraghty Age: 53	Mr. Geraghty has served as a director since February 1993, and held the role of Chairman of our Board of Directors from January 1998 to July 2001. He has served as Senior Vice President of Genzyme Corporation since January 2001, and prior to that served as President of Genzyme Europe from July 1998 to December 2000. Mr. Geraghty was our President and Chief Executive Officer from our incorporation in February 1993 until July 1998.	2010

Mary Ann Gray Age: 55	Dr. Gray has served as a director since December 2007. Since July 2003, Dr. Gray has been President of Gray Strategic Advisors, LLC, a strategic planning and advisory firm for biotechnology companies. She also is a director of Telik, Inc., Dyax Corp., and Acadia Pharmaceuticals, all of which are biotechnology companies. Previously, Dr. Gray was Portfolio Manager of Federated Kaufmann Fund from 1999 to July 2003. Dr. Gray has also been a senior biotechnology analyst at Raymond James & Associates, Warburg Dillon Read, and Kidder Peabody & Company. Dr. Gray served as a senior scientist at Schering-Plough Research and NeoRx Corporation.	2010

Michael J. Landine Age: 54	Mr. Landine has served as a director since December 2004. Mr. Landine currently guides all areas of corporate development at Alkermes, Inc., a biotechnology company, having been appointed Vice President, Corporate Development in 1999. Mr. Landine joined Alkermes in 1988 as Vice President and Chief Financial Officer, a position he held for ten years. Previously, he was the Chief Financial Officer of The Walker Magnetics Group, Inc., an international manufacturer of industrial equipment. Mr. Landine is a director of Expressive Constructs, Inc., a privately-held life sciences company, and Kopin Corporation, Inc., a manufacturer of high definition imaging products. He is also an advisor to the Board of Directors of The Walker Magnetics Group, Inc. Mr. Landine received a B.S. in Accounting from Bentley College and is a Certified Public Accountant.	2010

Executive Officers

The names, ages, titles and biographies of our executive officers are provided under “Executive Officers” in Part I, Item 1 of our Annual Report on Form 10-K which we previously filed with the SEC on March 6, 2008 and are incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons owning more than 10% of any class of our registered equity securities to file with the Securities and Exchange Commission reports of their initial ownership and of changes in their ownership of our common stock and to provide us with copies of those reports. Based solely upon our review of copies of reports received by us or written representations from reporting persons that no reports were required, we believe that during the fiscal year ended December 30, 2007, our directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements, except in the following instances: In March 2007, Mr. Green, Mr. Liposky, Dr. Meade, Mr. Scotland and Mr. Woloshen each filed one late Form 4 reporting one transaction four days late, and in June 2007, Dr. Cox and Mr. Green each filed one late Form 4 reporting one transaction one week late.

Code of Ethics

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

Procedures by which Stockholders may Nominate Directors

There have been no material changes in the procedures by which stockholders may nominate directors since April 17, 2007.

Audit Committee of the Board of Directors

We have a standing Audit Committee of our Board of Directors. The Audit Committee has authority to select and engage our independent registered public accountants and is responsible for reviewing our audited financial statements, accounting processes and reporting systems and discussing the adequacy of our internal financial controls with our management and our independent registered public accountants. The Audit Committee reviews the performance of the independent registered public accountants in the annual audit and in assignments unrelated to the audit, assesses the independence of the independent registered public accountants, and reviews their fees. The Audit Committee also develops and recommends to the Board a set of related person guidelines applicable to the Board and us and reviews and approves any related person transactions in accordance with those guidelines. The current members of the Audit Committee are Messrs. Tuck (Chair), Baldridge and Landine and Ms. McNamara. Our Board has considered and determined that each of the members of the Audit Committee satisfies the independence and financial literacy requirements under the applicable NASDAQ listing standards. The Board has also determined that Mr. Tuck, who has an M.B.A. degree and has served as the chief executive officer of a biotechnology company, qualifies as an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission. The Board has also noted that Mr. Baldridge has substantial experience in investment banking and consulting and has served as the chief executive officer of a biotechnology company, and that Ms. McNamara has served as the chief executive officer of an international consulting firm and currently serves as the chief executive officer of a clinical trial data management and mobile technology company. Mr. Landine is a Certified Public Accountant and has served for over seventeen years as a senior officer of a biotechnology company, including ten years as its chief financial officer.

The Audit Committee held six meetings during fiscal year 2007. The Audit Committee operates pursuant to a written charter, which is available on the Investor Relations Section of our website at www.gtc-bio.com.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

Compensation Discussion & Analysis

General

Our Compensation Committee, which consists of four independent directors, is responsible for establishing our compensation philosophy and objectives and implementing them by approving the principal elements of compensation for each of our executive officers. Our Compensation Committee is also responsible for administering all of our equity-based plans, including all plan awards made to our executive officers. Our Compensation Committee acts pursuant to a written charter, a copy of which is available on the Investor Relations section of our website at www.gtc-bio.com.

In reviewing and determining the elements of compensation and the amount of each element payable to executive officers, our Compensation Committee relies upon survey data from the Radford Biotechnology Survey described below, as well as the business experience of the members of our Compensation Committee and advice that our Compensation Committee seeks from time to time from outside advisors. Our Compensation Committee did not retain compensation consultants for fiscal 2007.

Philosophy and Objectives of Our Compensation Program

Our Compensation Committee’s philosophy is to align our compensation program with our goal of building shareholder value, while at the same time assuring that we hire and retain skilled executives who are knowledgeable and experienced in our business. Our Compensation Committee believes that biotechnology is an industry with significant competition for scientific and executive talent and, therefore, that we need to provide a compensation program that is competitive with others in industry, particularly in our geographic area. The objectives for our named executives’ compensation program are to attract, retain and motivate qualified executives and to give them specific incentives to achieve goals that are designed to advance our broader corporate strategy and that are approved by our Compensation Committee. Specifically, we want to give our named executives incentives to perform as members of an integrated executive team and to achieve designated goals relating to our strategic objectives and financial and operating performance. Accordingly, our named executives’ compensation program is designed to provide:

•

current cash compensation that is competitive with other opportunities for our named executives in our industry and that takes into account the cost of living near our headquarters location of Framingham, Massachusetts, which exceeds that of most major suburban areas;

•	individual and corporate performance bonuses to encourage effective individual and team performance against our current financial, operating and strategic goals and objectives; and

•	equity compensation that provides the potential for our named executives to share in our growth over the long term as they build value for all equity holders.

Our Compensation Committee determines the allocation between total compensation amounts to be paid in cash and those to be awarded in the form of stock and stock options, based in part on our cash position. For example, in early 2008 we have been very focused on conserving cash and, therefore, we deferred increases in salaries for senior executives, including our named executives, and we paid a significant portion of 2007 performance bonuses in shares of our common stock, which were issued in the first quarter of 2008. The stock portion of 2007 bonuses is reflected in the Summary Compensation Table in the “Stock Awards” column.

Our Compensation Committee considers its compensation program, in the aggregate, to have achieved its objectives if:

•

we are successful in achieving key goals that are consistent with the corporate strategy reviewed and approved annually by our Board, such as obtaining marketing approval of ATryn® in Europe during 2006;

•	the cash compensation paid to named executives is consistent with their performance; and

•	we are successful in retaining our key executives in the face of intense competition for management talent.

Benchmark Data and Compensation Consultants

Our named executives’ cash compensation programs are benchmarked against industry survey data compiled by Radford Surveys + Consulting in its annual Radford Biotechnology Survey. This survey groups companies by their number of employees. We do not select the specific biotechnology companies in each grouping in the survey. Based on the size of our operations in the recent past, and the complexity of our operations relative to our stage of development, we have compared the cash compensation of our named executives to the survey’s data for executives of companies with 150 to 499 employees. The Radford survey data we used in 2007 was based on approximately 117 companies in that data group. The number of companies reporting salary data for each position ranged between 26 and 83 companies. We generally try to position each of the compensation elements for our named executives at the 50th percentile of executives with similar lines of responsibility at companies in this benchmark group in the survey.

While members of our Compensation Committee believe that compensation survey data are useful guides for comparative purposes, they also believe that successful incentive compensation programs require the application of judgment and subjective determinations. To that extent, our Compensation Committee applies its collective judgment in reconciling our incentive program’s objectives for our named executives with the realities of marketplace demands for the position and possible additional or fewer responsibilities relative to the survey group.

Neither management nor our Compensation Committee has made any significant use of compensation consultants in determining compensation paid to our named executives in 2007.

Role of Executive Officers in Compensation Decisions

Our Compensation Committee makes all determinations affecting the compensation for our named executives, including our Chief Executive Officer, or CEO. Our Compensation Committee receives and carefully considers our CEO’s evaluations of all named executives other than himself, as well as his recommendations with respect to all components of compensation of the other named executives. However, our Compensation Committee expressly retains the right to exercise, and regularly does exercise, its discretion in modifying any adjustments or awards recommended by the CEO. In the case of our CEO’s compensation, our Compensation Committee conducts its own evaluation of his performance and does not request any recommendation from our CEO regarding his compensation. The only time that our CEO has made a recommendation regarding his compensation was when he requested that his salary not be increased, as was the case with the deferred salary increase in 2006.

In the case of the performance targets for the corporate performance component of cash bonus compensation for named executives and other employees, our CEO proposes targets to our Compensation Committee from which there follows discussion to decide an appropriate set of targets. Our Compensation Committee then seeks input from our Board regarding our strategic priorities and works with our Chief Executive Officer to finalize the key operating and strategic goals against which our Compensation Committee will ultimately evaluate both the individual and team performance of our named executives.

Elements of our 2007 Executive Compensation Program

The principal elements of compensation for our named executives during our fiscal year ended December 30, 2007 were:

•	base salary

•	a bonus component based on the performance of our business against corporate objectives

•	a bonus component based on individual executive performance

•	annual and other periodic equity awards under our equity incentive plans

•	other benefits

Base Salaries

Our Compensation Committee reviews and determines annually the base salaries for each of our named executives relative to Radford survey data for executives with similar titles and responsibilities to those of the named executive. In addition to this data, factors such as each named executive’s salary history and internal pay equity are considered. Base salaries are also typically reviewed upon promotion or other significant change in job responsibilities.

In February 2007, our Compensation Committee reviewed the base salaries of our named executives and the recent practice of keeping increases in base salaries, if any, at the same percentage level for all named executives. The Committee also reviewed data showing the 50th and 75th percentile base salaries among the Radford survey peer companies. The Committee determined that there should be differentiation in the percentage increase in salary among the individuals in the executive group, including the named executives other than our CEO, based on the relative performance of each executive and using an amount equal to 4% of their total base salary compensation in 2006 as an aggregate limit for the increases in 2007 for all eight executives in the group. At a subsequent meeting our Compensation Committee then approved the increases in base salaries, which ranged from 3.90% to 4.65% for our named executives, effective as of January 1, 2007. The Committee also determined an increase in the base salary of our Chief Executive Officer to $480,000 for 2007, which represented an increase of 4.65% over his base salary in 2006.

Performance Bonus Program

Our Compensation Committee reviews and determines annually the target amounts for performance bonuses to our named executives. These amounts are defined as a percentage of base salary and each amount can be exceeded by up to 20% for exceptional corporate and individual performance. Our Compensation Committee concurred with management’s recommendation not to change the target bonus amounts for any of our named executives for 2007. The target bonus amount for our Chief Executive Officer in 2007 was 40% of his base salary, and for our other named executives it was 30% of their base salaries.

Our Compensation Committee makes its own determination of what portion of potential cash bonus awards should be based on corporate performance and what portion should be based on individual performance. In recent years our Compensation Committee has favored increased weighting toward corporate performance goals in order to emphasize achievement of our strategic objectives and promote the significant teamwork required of our named executive team. Accordingly, in 2007 the potential performance bonuses for each of our named executives were set at two-thirds based on corporate performance and one-third based on individual performance.

Bonuses for Corporate Performance. Of the two-thirds of the potential bonus in 2007 that was tied to corporate performance, the company-wide goals to measure that performance were determined in early 2007 between our CEO and our chairman of our Compensation Committee, with input from other members of the Committee and our Board. These goals were based in substantial part on the annual review of our corporate strategy, which our Board and management conduct. The goals for 75% of this portion of the incentive bonus included achievement of strategic and operating goals for total use of cash; achieving a specified year-end cash balance; raising additional capital from partnering transactions; obtaining specified levels of cash receipts from our external partnering program; meeting goals in our pivotal clinical trial for submission of a Biological License Application in the United States; achieving sufficient production of ATryn® to support LEO Pharma’s Phase II clinical trial for the DIC/sepsis indication; and completion of work in support of additional internal programs. All of these goals were considered essential to success in 2007 and to require concerted effort of our executive officers to achieve them in 2007. In addition, the financial goal for cash receipts was significantly above the level achieved in 2006. The goals for the remaining 25% of this portion of the incentive bonuses were for achieving higher levels of the same financial measures in the first portion, none of which was considered likely when the goals were set in early 2007. These latter goals are referred to as stretch goals and could result in a bonus payment above the targeted level.

In February 2008, our Compensation Committee reviewed with our CEO and our CFO the 2007 corporate performance against the company-wide goals and determined that corporate goals representing approximately 40% of the corporate performance goals for 2007 were achieved, including successful achievement of the initial revenue threshold for our external programs as well as a portion of the stretch goal for this measure. Among the other corporate performance goals achieved were our success in obtaining Orphan Drug and Fast Track designations for ATryn® and approval for filing a BLA for ATryn® on a rolling basis, all in the HD indication; completion of process development goals for supply of ATryn® to LEO in support of its DIC in sepsis trial; completion of a development plan to support a request for regulatory advice regarding our recombinant Factor VIIa development program with LFB; advancement of our CD-137 antibody in preclinical development; and presentation of a complete business plan for our planned business line in follow-on biologics. Accordingly, the incentive compensation for corporate performance awarded to our named executives for 2007 resulted in payments of cash and stock awards to these executive officers equaling approximately 12.9% of base salary for the CEO and approximately 9.7% of base salary for the other named executives. Of these payments, as well as the bonus payments for individual performance discussed below, our committee concurred with management’s recommendation that a designated total amount of bonus and incentive compensation, which equaled approximately 50% of the bonus amounts determined by our committee, be paid in cash. The balance of the performance bonus program amounts were paid in shares of Company common stock based on the value per share of $0.63 March 7, 2008.

Bonuses for Individual Performance. Of the one-third potential bonus for individual performance in 2007, one half was for performance against specified goals for the executive and one half was determined on purely qualitative criteria such as teamwork and management style. Our CEO determined these goals in each case, except those for himself, which were determined by our Compensation Committee. Unlike our company-wide goals, these goals were used to make subjective assessments of individual performance and, therefore, payments of bonuses for individual performance were considered to be discretionary bonuses and are included in the “Bonus” column of the Summary Compensation Table. After the end of 2007, our CEO evaluated each named executive and presented our Compensation Committee at its February 2008 meeting with a summary of his evaluation and his recommendation regarding the individual performance component. Our committee reviewed the relative performance and the recommended bonus for each named executive across the entire group of executives, including our CEO. Our Committee then approved bonuses, with adjustments, for our named executives based on their performance against individual goals. Our Committee then determined bonuses for our named executives based on their individual performance against individual goals and our Committee’s determination, in its sole discretion, of what would be an appropriate level of executive bonuses in light of our company’s financial position Accordingly, the bonus compensation for individual performance awarded to our named executives for 2007 equaled 6.4% of base salary for our CEO and 3.9% to 5.1% of base salary for our other named executives.

Equity Incentive Plan Awards

In addition to the portion of our annual performance bonuses that from time to time have been paid in shares of our common stock as noted above, our Compensation Committee considers stock options to be an important part of total compensation for our named executives. Annual and periodic equity awards, including stock options awards upon hiring, provide them long-term incentives. The purpose of these awards is to:

•	highlight and reinforce the mutual, long-term alignment of interests between employees and the stockholders

•	provide incentive for our named executives to create value over the long term

•	assist in the attraction and retention of important key executives, managers and individual contributors who are essential to growth and development of our business

In February 2007, our Compensation Committee approved annual stock option awards to each of our employees, including our named executives. The stock option awards are determined by our Compensation Committee based on its own judgment and general knowledge of equity award practices in the biotechnology industry, but without reference to any specific benchmarks. Our Compensation Committee generally intends our equity awards to reflect the significance of each named executive’s current and anticipated contributions to our overall performance. For each stock option award, 20% vested immediately and the balance vests 20% annually over four years. The exercise price per share of the stock options is equal to the last sale price of a share of our common stock on the Nasdaq Global Market on the date of grant. Prior to the exercise of a stock option, our named executives have no rights to vote the underlying shares or receive any distributions that might be made with respect to the shares.

Our Compensation Committee typically makes annual equity awards in connection with the regular Board meeting in February of each year. In 2007, however, our Compensation Committee had an additional follow-up meeting in March before it finalized all elements of compensation for our named executives, including approval and pricing of the 2007 stock option awards, on the day after we released our financial results for 2007.

Other Benefits

We provide our named executives the same medical, dental, disability insurance and life insurance as we provide to all our employees, and they may participate in our 401(k) Savings Plan. We do not provide any material perquisites to our named executives.

Named Executive Agreements

In prior years, as any of our named executives were hired by us or promoted to be executive officers, we entered into agreements with them pursuant to which they will be entitled to receive severance benefits upon termination by us without cause or upon the occurrence of certain enumerated events following a change-in-control. These agreements generally renew automatically from year to year, and in 2007 there was no adjustment in any of these agreements. The events that trigger payment are generally those related to termination of employment without cause or detrimental changes in the executive’s terms and conditions of employment. See the section entitled “Severance and Change-in-Control Agreements and Provisions” below for a more detailed description of these triggering events and the resulting benefits. We believe that this structure will help: (i) assure that the named executives can give their full attention and dedication to us, free from distractions caused by personal uncertainties and risks related to a pending or threatened change-in-control, (ii) assure the named executives’ objectivity in considering stockholders’ interests, (iii) assure the named executives of fair treatment in case of involuntary termination following a change-in-control, and (iv) attract and retain key executive talent during uncertain times.

Impact of Tax and Accounting Issues

Compensation Deductibility

Section 162(m) of the Internal Revenue Code denies a tax deduction to a public corporation for annual compensation in excess of $1 million paid to its Chief Executive Officer and its four other highest compensated officers. This provision excludes certain types of “performance based compensation” from the compensation subject to the limit. Our Compensation Committee did not pay any one covered employee salary and bonus for 2006 that exceeded $1 million. In addition, our 2002 Equity Incentive Plan contains an individual annual limit on the number of stock options and stock appreciation rights that may be granted under the plan so that such awards will qualify for the exclusion from the limitation on deductibility for performance-based compensation. Our Compensation Committee believes, however, that factors other than tax deductibility are more important in determining the forms and levels of executive compensation most appropriate and in the best interests of our stockholders. Given our industry and business, as well as the competitive market for outstanding executives, our Compensation Committee believes that it is important to retain the flexibility to design compensation programs consistent with our executive compensation philosophy, even if some executive compensation is not fully deductible. Accordingly, our Compensation Committee may from time to time approve elements of compensation for certain executives that are not fully deductible.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock-based payments, including awards under our 2002 Equity Incentive Plan, in accordance with SFAS 123(R).

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management of the company and, based on such review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

By the Compensation Committee,

Francis J. Bullock, Chair
Kenneth A. Bauer
Marvin L. Miller
Alan W. Tuck

Summary Compensation Table

The following table sets forth information concerning compensation paid to, or earned by, our named executives in fiscal years 2007 and 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Total ($)
Geoffrey F. Cox Chairman and CEO	2007 2006	480,000 458,640	15,393 69,716	46,269 1,230	72,382 50,423	31,074 87,509	645,118 667,518
John B. Green Senior Vice President and CFO	2007 2006	306,342 294,840	5,986 34,496	20,771 1,230	30,781 30,071	14,874 42,192	378,754 402,829
Gregory F. Liposky Senior Vice President, Operations	2007 2006	289,960 278,460	7,192 32,580	21,180 1,230	35,183 37,239	14,079 39,848	367,594 389,357
Harry M. Meade Senior Vice President, Research and Development	2007 2006	298,695 287,196	7,633 31,879	22,041 1,230	31,340 33,397	14,503 41,098	374,212 394,800
Daniel S. Woloshen Senior Vice President and General Counsel	2007 2006	260,318 250,068	6,652 27,007	19,209 1,230	21,703 23,371	12,639 35,785	320,521 337,461

(1)	Reflects payments of the portion of individual performance bonuses paid in cash. These payments were made in the first quarter of the following year.
(2)	For 2007, the amount reflects the portion of the individual performance bonus and the portion of non-equity incentive plan compensation in unrestricted common stock which had a grant date fair market value of $0.63 per share. In 2006, the amounts reflect the full grant date fair value of a special award if 1,000 shares of unrestricted common stock per employee, which had a grant date fair market value of $1.23 per share on August 10, 2006.
(3)	Reflects the amount recognized for financial statement reporting purposes for fiscal years 2007 and 2006 in accordance with SFAS 123(R) , excluding forfeitures, and therefore includes amounts relating to awards granted in, and prior to, the respective year. For the assumptions underlying the valuation of the 2007 awards see Note 9 to the Consolidated Financial Statements included in our Annual Reports on Form 10-K for the fiscal years ended December 30, 2007 and December 31, 2006 filed with the SEC on March 6, 2008 , and Note 2 to the Consolidated Financial Statements included in our Quarterly Reports on Form 10-Q for the first three fiscal quarters ended April 1, 2007, July 1, 2007, September 30, 2007, filed with the SEC on May 3, 2007, August 9, 2007 and November 1, 2007.
(4)	Reflects payments of the cash portion of non-equity incentive plan bonuses based on corporate performance. These payments were made in first quarter of the following year.

Employment Agreements

Several of our named executives have employment agreements that include compensation provisions unrelated to termination and change-in-control payments. These agreements provide for a minimum base salary and eligibility to receive performance and incentive bonuses. Each of these agreements is summarized below.

Geoffrey F. Cox, PhD, Chairman, President and Chief Executive Officer. We entered into an employment agreement with Dr. Cox in July 2001. Pursuant to this agreement, he is entitled to a minimum annual base salary of $380,000, and is eligible to receive performance and incentive bonuses of not less than 40% of his then current base salary, based on the achievement of certain individual and corporate objectives established jointly by Dr. Cox and our Compensation Committee. In calendar year 2007, Dr. Cox received a base salary of $480,000.

John B. Green, Senior Vice President, Chief Financial Officer and Treasurer. We entered into an employment agreement with Mr. Green in August 1997. Pursuant to this agreement, he is entitled to a minimum base salary of $150,000 per year, plus performance and incentive bonuses as determined by our Compensation Committee. In calendar year 2007, Mr. Green received a base salary of $306,342.

Harry Meade, PhD, Senior Vice President, Research and Development. We entered into an employment agreement with Dr. Meade in May 1996. Pursuant to this agreement, he is entitled to a minimum base salary of $126,000 per year, plus performance and incentive bonuses as determined by our Compensation Committee. In calendar year 2007, Dr. Meade received a base salary of $298,695.

Grants of Plan-Based Awards

The following table sets forth additional information regarding stock, option and non-equity incentive plan awards granted to our named executives during the fiscal year 2007 under our 2002 Equity Incentive Plan:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Geoffrey F. Cox	—	3,840	115,200	153,600
	3/6/07					87,500	1.04	7,825
	5/23/07					22,500	1.18	5,787
John B. Green	—	1,838	55,142	73,522
	3/6/07					22,500	1.04	6,346
	5/23/07					22,500	1.18	5,787
Gregory F. Liposky	—	1,740	52,193	69,590
	3/6/07					45,000	1.04	10,991
Harry M. Meade	—	1,792	53,765	71,687
	3/6/07					45,000	1.04	10,991
Daniel S. Woloshen	—	1,562	46,857	62,476
	3/6/07					35,000	1.04	8,549

(1)	Reflect the range of potential payments of the portion of cash performance bonuses for 2007 based on corporate performance. Actual payments of these bonuses were made in March 2008 and equaled approximately 48% of the targeted payout for each named executive.

Outstanding Equity Awards at Fiscal Year-End 2007

The following table sets forth additional information regarding the equity awards granted to our named executives and outstanding as of December 30, 2007:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Geoffrey F. Cox	15,000		—		8.81	5/23/2011
	285,000		—		8.00	7/17/2011
	125,000		—		3.80	2/14/2012
	15,000		—		1.89	5/22/2012
	125,000	(1)	—		1.45	2/14/2013
	75,000	(2)	—		3.96	2/13/2014
	800	(3)	200	(3)	2.25	12/9/2014
	45,000	(4)	30,000	(4)	1.71	2/15/2015
	36,000	(5)	54,000	(5)	1.03	3/10/2016
	17,500	(6)	70,000	(6)	1.04	3/6/2017
	4,500	(7)	18,000	(7)	1.18	5/23/2017
John B. Green	25,000		—		9.125	5/27/2008
	26,401		—		4.5625	5/25/2009
	33,000		—		17.3125	5/24/2010
	35,000		—		5.0313	3/14/2011
	50,000		—		3.80	2/14/2012
	50,000	(1)	—		1.45	2/14/2013
	25,000	(2)	—		3.96	2/13/2014
	800	(3)	200	(3)	2.25	12/9/2014
	23,400	(4)	15,600	(4)	1.71	2/15/2015
	14,000	(5)	21,000	(5)	1.03	3/10/2016
	4,500	(6)	18,000	(6)	1.04	3/6/2017
	4,500	(7)	18,000	(7)	1.18	5/23/2017
Gregory F. Liposky	12,000		—		6.125	1/4/2009
	12,500		—		17.3125	5/24/2010
	12,500		—		31.0625	8/2/2010
	25,000		—		5.0313	3/14/2011
	50,000		—		3.80	2/14/2012
	45,000	(1)	—		1.45	2/14/2013
	35,000	(2)	—		3.96	2/13/2014
	800	(3)	200	(3)	2.25	12/9/2014
	33,000	(4)	22,000	(4)	1.71	2/15/2015
	20,000	(5)	30,000	(5)	1.03	3/10/2016
	9,000	(6)	36,000	(6)	1.04	3/6/2017
Harry M. Meade	24,261		—		9.125	5/27/2008
	21,315		—		4.5625	5/25/2009
	33,000		—		17.3125	5/24/2010
	20,000		—		5.0313	3/14/2011
	50,000		—		3.80	2/14/2012
	45,000	(1)	—		1.45	2/14/2013
	25,000	(2)	—		3.96	2/13/2014
	800	(3)	200	(3)	2.25	12/9/2014
	23,400	(4)	15,600	(4)	1.71	2/15/2014
	20,000	(5)	30,000	(5)	1.03	3/10/2016
	9,000	(6)	36,000	(6)	1.04	3/6/2017
Daniel S. Woloshen	15,000		—		5.5625	8/2/2009
	12,500		—		17.3125	5/24/2010
	12,500		—		31.0625	8/2/2010
	18,000		—		5.0313	3/14/2011
	35,000		—		3.80	2/14/2012
	45,000	(1)	—		1.45	2/14/2013
	25,000	(2)	—		3.96	2/13/2014
	800	(3)	200	(3)	2.25	12/9/2014
	16,200	(4)	10,800	(4)	1.71	2/15/2015
	10,000	(5)	15,000	(5)	1.03	3/10/2016
	7,000	(6)	28,000	(6)	1.04	3/6/2017

(1)	Granted on February 14, 2003. One-fifth vested upon grant and one-fifth vested on each of the next four annual anniversaries of grant.
(2)	Granted on February 13, 2004. On December 22, 2005, in anticipation of the effective date of SFAS 123(R), our Compensation Committee approved the acceleration of vesting of all unvested stock options that had an exercise price of $3.75 or above which were held by current employees as of December 22, 2005, including executive officers.
(3)	Granted on December 9, 2004. One-fifth vested upon grant and one-fifth vests on each of the next four annual anniversaries of grant.
(4)	Granted on February 15, 2005. One-fifth vested upon grant and one-fifth vests on each of the next four annual anniversaries of grant.
(5)	Granted on March 10, 2006. One-fifth vested upon grant and one-fifth vests on each of the next four annual anniversaries of grant.
(6)	Granted on March 6, 2007. One-fifth vested upon grant and one-fifth vests on each of the next four annual anniversaries of grant.
(7)	Granted on May 23, 2007. One-fifth vested upon grant and one-fifth vests on each of the next four annual anniversaries of grant.

Option Exercises and Stock Vested

No stock options were exercised by our named executives during fiscal year 2007. There were no stock awards granted to our named executives during fiscal year 2007.

Payments Upon Termination or Change-In-Control

We have entered into certain agreements and maintain certain plans that may require us to make payments and provide benefits to our named executives in the event of a termination of their employment, including upon a change-in-control of our company. For purposes of the description of the potential payments and benefits set forth below, we have assumed that the triggering event with respect to a termination or change-in-control occurred as of December 28, 2007, the last business day of our last fiscal year, and that the per share price of our common stock was $0.87, the closing price on that date. The actual amounts of any payments and the value of any benefits can only be determined at the time of a named executive’s termination or a change-in-control.

The following table sets out the circumstances in which we are obligated to make payments to our named executives at, following or in connection with a termination of their employment. The table excludes information with respect to payments or benefits provided under arrangements or plans that do not discriminate in favor of the named executives and that are generally available to all our of salaried employees. The table also excludes circumstances in which our obligation is limited to payments of earned, but unpaid compensation such as unpaid base salary, vacation earned and unpaid bonus for a previous year.

Severance and Change-in-Control Agreements and Provisions

We have entered into various agreements with our named executives that provide for, or contain provisions relating to, severance or change-in-control payments. The following descriptions summarize these agreements and provisions. Except in the case of Mr. Green, these agreements limit the aggregate amount of benefits payable to the named executive upon a change-in-control to 2.99 times the “base amount” as defined in Section 280G of the Internal Revenue Code. In addition, unless indicated below, any options or other equity awards granted to our named executives subject to vesting or exercise terminate upon the three month anniversary of the date of termination of the named executive’s employment.

Dr. Cox, Chairman, President and Chief Executive Officer

Pursuant to our employment agreement with Dr. Cox, if:

(i)	we terminate his employment without cause;

(ii)	we or our successor terminate his employment within 12 months after a change-in-control (except upon his death or disability, retirement or without cause);

(iii)	he terminates his employment upon our continued breach of a material duty or obligation under the agreement for 30 days after we receive written notice of the breach; or

(iv)	he terminates his employment for good reason within 12 months after a change-in-control;

then Dr. Cox is entitled to receive a severance amount equal to 24 months of his then current base salary plus his maximum incentive bonus that would next be payable to him for the then current bonus period prorated based on the number of days worked of the then current bonus period. The severance amount would be payable to Dr. Cox in monthly installments over 24 months following his termination. In addition, Dr. Cox would be entitled to continue receiving his then current benefits for 24 months. Further, Dr. Cox’s outstanding unvested options would become fully vested and exercisable and remain exercisable for 24 months following the termination of his employment. As a condition to our obligations under his agreement, Dr. Cox entered into a confidentiality and non-competition agreement providing for a five-year non-disclosure period and a one-year non-compete period.

Mr. Green, Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to our employment agreement with Mr. Green, if we terminate his employment without cause or he terminates his employment for any reason within 24 months following a change-in-control, he is entitled to receive a severance amount equal to:

(i)	12 months of his then current base salary, if we terminate his employment without cause either outside the period from 180 days before and 24 months after a change-in-control; or

(ii)	24 months of his then current base salary if:

(a)	we terminate his employment without cause during the period 180 days before and 24 months after a change-in-control; or

(b)	he terminates his employment within 24 months after a change-in-control.

In addition to his base salary payment, Mr. Green would also be entitled to an amount equal to the maximum incentive bonus that would next be payable to him for the then current bonus period, prorated based on the number of days worked during that then current bonus period. The severance payment would be payable to Mr. Green within 10 days after the date his employment is terminated. In addition, Mr. Green would be entitled to continue to receive his then current benefits for either a 12 or 24 month period, corresponding to the period on which his applicable base salary payment was based. Further, if Mr. Green’s employment is terminated pursuant to (ii) above, his outstanding unvested options would become fully vested and exercisable and remain exercisable pursuant to their duration as if his employment had not been terminated.

Dr. Meade, Senior Vice President, Research and Development

Pursuant to our employment agreement with Dr. Meade, if we terminate his employment without cause, then he is entitled to receive a severance amount equal to 12 months of his then current base salary plus the maximum incentive bonus that would next be payable to him for the then current bonus period, prorated based on the number of days worked of the then current bonus period. The severance amount would be payable to Dr. Meade in a lump sum payment within 10 days after his employment is terminated. In addition, Dr. Meade would be entitled to continue receiving his then current benefits for 12 months after his employment is terminated.

In addition to his employment agreement, we entered into an executive change-in-control agreement with Dr. Meade in August 2004. Pursuant to this agreement, if:

(i)	we or our successor terminate his employment within 12 months after a change-in-control (except upon his death or disability, retirement or termination for cause); or

(ii)	he terminates his employment for good reason within 12 months after a change-in-control;

then Dr. Meade is entitled to a severance amount equal to 12 months of then current base salary plus the incentive bonus most recently paid to him, prorated based on the number of days worked in the then current bonus period. The severance amount will be payable to Dr. Meade in monthly installments over 12 months following the termination of his employment. In addition, Dr. Meade will be entitled to continue receiving his then current benefits for 12 months after his employment is terminated. Also, Dr. Meade’s outstanding unvested stock options will become fully vested and exercisable upon the termination of his employment.

Mr. Liposky, Senior Vice President, Operations

We entered into a management agreement with Mr. Liposky in June 2000. Pursuant to that agreement, if we terminate his employment without cause, he is entitled to receive a severance amount equal to 12 months of his then current base salary payable in biweekly installments over 12 months commencing the first month after his employment is terminated. In addition, Mr. Liposky would be entitled to continue receiving his then current benefits for 12 months. The agreement also obligates Mr. Liposky to a one-year non-compete period commencing upon the termination of his employment. In order to enforce this obligation, we must pay, if not otherwise required under the agreement, the severance amount to Mr. Liposky.

In addition to his management agreement, we entered into an executive change-in-control agreement with Mr. Liposky in August 2004. Pursuant to this agreement, if:

(i)	we or our successor terminate his employment within 12 months after a change-in-control (except upon his death or disability, retirement or termination for cause); or

(ii)	he terminates his employment for good reason within 12 months after a change-in-control;

then Mr. Liposky is entitled to a severance amount equal to 12 months of then current base salary plus the incentive bonus most recently paid to him, prorated based on the number of days worked in the then current bonus period. The severance amount will be payable to Mr. Liposky in monthly installments over 12 months following the termination of his employment. In addition, Mr. Liposky will be entitled to continue receiving his then current benefits for 12 months after his employment is terminated. Also, Mr. Liposky’s outstanding unvested stock options will become fully vested and exercisable upon the termination of his employment. As a condition to our obligations under this agreement, Mr. Liposky entered into a confidentiality agreement providing for a three-year non-disclosure period.

Mr. Woloshen, Senior Vice President and General Counsel

We entered into a management agreement with Mr. Woloshen in May 1999. Pursuant to that agreement, if we terminate Mr. Woloshen’s employment without cause, he is entitled to receive a severance amount equal to 12 months of his then current base payable in biweekly installments over 12 months commencing the first week following the termination of his employment. In addition, Mr. Woloshen is entitled to continue receiving his then current benefits for 12 months after his employment is terminated. The agreement also obligates Mr. Woloshen to a one-year non-compete period commencing upon the termination of his employment. In order to enforce this obligation, we must pay, if we are not otherwise required to do so under the agreement, the severance amount to Mr. Woloshen.

In addition to his management agreement, we entered into an executive change-in-control agreement with Mr. Woloshen in August 2004. Pursuant to this agreement, if:

(i)	we or our successor terminate his employment within 12 months after a change-in-control (except upon his death or disability, retirement or termination for cause); or

(ii)	he terminates his employment for good reason within 12 months after a change-in-control;

then Mr. Woloshen is entitled to a severance amount equal to 12 months of then current base salary plus the incentive bonus most recently paid to him, prorated based on the number of days worked in the then current bonus period. The severance amount will be payable to Mr. Woloshen in monthly installments over 12 months following the termination of his employment. In addition, Mr. Woloshen will be entitled to continue receiving his then current benefits for 12 months after his employment is terminated. Also, Mr. Woloshen’s outstanding unvested stock options will become fully vested and exercisable upon the termination of his employment. As a condition to our obligations under this agreement, Mr. Woloshen entered into a confidentiality agreement providing for a three-year non-disclosure period.

		Payments Upon Termination
Named Executive and Payment Categories		By us without cause		By us upon a change-in-control		By employee upon our breach	By employee upon change-in-control		By employee upon change-in-control with good reason
Geoffrey C. Cox
Chairman, President and CEO
Bonus		$230,400		$230,400		$230,400	$—		$230,400
Base Salary		960,000		960,000		960,000	—		960,000
Continuation of Benefits(1)		35,163		35,163		35,163	—		35,163
Acceleration of Options		63,301		63,301		63,301	—		63,301

	Total	$1,288,864	(2)	$1,288,864	(3)	$1,288,864	$—		$1,288,864	(3)(4)

John B. Green
Senior Vice President, CFO and Treasurer
Bonus		$110,282		$110,282		$—	$110,282		$—
Base Salary		306,340		612,680		—	612,680		—
Continuation of Benefits(5)		14,254		28,509		—	28,509		—
Acceleration of Options		—		64,466		—	64,466		—

	Total	$430,876	(2)	$815,937	(3)	$—	$815,937	(3)	$—

Harry M. Meade
Senior Vice President, Research and Development
Bonus		$107,531		$72,977		$—	$—		$72,977
Base Salary		298,696		298,696		—	—		298,696
Continuation of Benefits		14,254	(5)	16,626	(1)	—	—		16,626	(1)
Acceleration of Options		—		6,849		—	—		6,849

	Total	$420,481		$395,148	(6)	$—	$—		$395,148	(6)(7)

Gregory F. Liposky
Senior Vice President, Operations
Bonus		$—		$72,427		$—	$—		$72,427
Base Salary		289,960		289,960		—	—		289,960
Continuation of Benefits		14,254	(5)	16,591	(1)	—	—		16,591	(1)
Acceleration of Options		—		6,949		—	—		6,949

	Total	$304,214		$385,927	(6)	$—	$—		$385,927	(6)(7)

Daniel S. Woloshen
Senior Vice President and General Counsel
Bonus		$—		$62,792		$—	$—		$62,792
Base Salary		260,318		260,318		—	—		260,318
Continuation of Benefits		14,254	(5)	16,451	(1)	—	—		16,451	(1)
Acceleration of Options		—		4,460		—	—		4,460

	Total	$274,572		$344,021	(6)	$—	$—		$344,021	(6)(7)

(1)	Benefits include life, medical, dental, accident and disability insurance.
(2)	“Cause” means (i) continued breach of a material duty or obligation under the agreement; (ii) intentional or grossly negligent conduct by the executive that is materially injurious to us or (iii) his continued willful failure to follow our Board’s instructions.
(3)	“Change-in-control” means (i) the acquisition by a person resulting in that person owning or controlling 50% or more of our common stock; (ii) a merger or similar combination after which 49% or more of the voting stock of the surviving corporation is held by persons who were not our stockholders immediately prior to the merger or combination; (iii) acquisition, merger or similar combination or divestiture of our business after which the executive’s role is not substantially the same as prior to the transaction; (iv) the election by our stockholders of 20% or more directors other than pursuant to nomination of our management; or (iv) the sale by us of all or substantially all of our assets or business.
(4)	“Good reason” means termination by the executive following a change-in-control upon any of: (i) a change in his responsibilities, titles or duties inconsistent with those immediately prior to the change-in-control, or the termination of the executive’s employment by us or a successor of ours (except for “cause,” the executive’s retirement, death or disability or termination by the executive other than for “good reason”); (ii) a reduction in the executive’s base salary; (iii) a requirement that the executive be based more than 60 miles from his office location immediately prior to the change-in-control; or (iv) our failure to obtain our successor’s assumption of our obligations under his employment agreement.

(5)	Benefits include health and dental insurance.
(6)	“Change-in-control” means (i) the acquisition by a person resulting in that person owning or controlling 50% or more of our common stock; (ii) a merger or similar combination after which 50% or more of the voting stock of the surviving corporation is held by persons who were not our stockholders immediately prior to the merger or combination; (iii) the election by our stockholders of 50% or more directors other than pursuant to nomination of our management; or (iv) the sale by us of all or substantially all of our assets or business.
(7)	“Good reason” means termination by the executive following a change-in-control upon any of (i) a material diminution of the duties and responsibilities that the executive had immediately prior the change-in-control; (ii) a reduction in the executive’s base salary, (iii) a requirement that the executive be based more than 60 miles from his office location immediately prior to the change-in-control, or (iv) our failure to obtain our successor’s assumption of our obligations under his employment agreement.

Director Compensation

In 2007, the Board of Directors voted to increase to 15,000 shares the number of option shares awarded for each year of service as a director after the 2007 annual meeting. This increase applied to options issued upon re-election to a three-year term in 2007, as well as to each remaining year of the terms of directors whose terms continued after 2007.

The following table sets forth information concerning the compensation paid to, or earned by, our directors in fiscal year 2007:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)		Total ($)
Robert W. Baldridge	34,000		21,315	(3)	55,315
Kenneth A. Bauer	33,500		15,781	(4)	49,281
Christian Béchon	24,000	(5)	16,951	(4)	40,951
Francis J. Bullock	32,500	(7)	6,645	(6)	39,145
James A. Geraghty	25,500	(8)	21,315	(3)	46,815
Mary Ann Gray	1,500		11,300	(9)	12,800
Michael J. Landine	38,000		21,315	(3)	59,315
Pamela W. McNamara	33,700	(10)	15,781	(4)	49,481
Marvin L. Miller	33,500	(11)	15,781	(4)	49,281
Alan W. Tuck	42,500	(12)	6,645	(6)	49,145

(1)	The following aggregate number of option awards were outstanding as of December 30, 2007 for each director included in the table:

Director	Option Awards
Robert W. Baldridge	105,000
Kenneth A. Bauer	52,500
Christian Béchon	37,500
Francis J. Bullock	95,500
James A. Geraghty	142,500
Mary Ann Gray	15,000
Michael J. Landine	67,500
Pamela W. McNamara	67,500
Marvin L. Miller	67,500
Alan W. Tuck	73,000

(2)	Reflects the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123(R), excluding forfeitures, and therefore includes amounts relating to awards granted in, and prior to, 2007. For the assumptions underlying the valuation of these awards see Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 filed with the SEC on March 6, 2008 and Note 2 to the Consolidated Financial Statements included in our Quarterly Reports for the fiscal quarters ended April 1, 2007, July 1, 2007 and September 30, 2007 filed with the SEC on May 3, 2007, August 9, 2007 and November 1, 2007, respectively.
(3)	Includes the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123(R) of 45,000 options granted to this director upon his or her re-election as a director on May 23, 2007. The full grant date fair value of the options was $39,908, based upon the current market price on the grant date.
(4)	Includes the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123(R) of 15,000 options granted to this director on May 23, 2007. The full grant date fair value of the options was $13,303, based upon the current market price on the grant date.
(5)	Includes $13,500 in fees earned by Mr. Béchon which were paid in shares of our common stock in lieu of cash payment.
(6)	Includes the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123(R) of 7,500 options granted to this director on May 23, 2007. The full grant date fair value of the options was $6,651, based upon the current market price on the grant date.
(7)	Includes $7,500 in fees earned by Dr. Bullock which were paid in shares of our common stock in lieu of cash payment.
(8)	Includes $9,000 in fees earned by Mr. Geraghty which were paid in shares of our common stock in lieu of cash payment.

(9)	Includes the amount recognized for financial statement reporting purposes for fiscal year 2007 in accordance with SFAS 123(R) of 15,000 options granted to this director upon her election as a director on December 6, 2007. The full grant date fair value of the options was $10,527, based upon the current market price on the grant date.
(10)	Includes $4,000 in fees earned by Ms. McNamara which were paid in shares of our common stock in lieu of cash payment.
(11)	Includes $4,000 in fees earned by Mr. Miller which were paid in shares of our common stock in lieu of cash payment.
(12)	Includes $4,000 in fees earned by Mr. Tuck which were paid in shares of our common stock in lieu of cash payment.

We pay our non-employee directors a combination of cash and stock options for their service on our Board and its committees. We do not pay directors who are also our employees for their service as directors. Director compensation is determined and reviewed annually by the Compensation Committee which recommends any changes to our Board for its approval.

Director Fees. We pay our non-employee directors an annual retainer of $12,000, payable in quarterly installments. Directors who also serve as non-Chair members of the Compensation Committee or the Nominating and Corporate Governance Committee receive for each committee an additional annual retainer of $2,000, payable quarterly. Directors who serve as the Chair of a committee receive for each committee an additional annual retainer of $3,000, payable quarterly. Directors who serve as non-Chair members of the Audit Committee receive an additional annual retainer of $4,000, payable quarterly. The director who serves as the Chair of the Audit Committee receives an additional annual retainer of $6,000, payable quarterly. In addition to these retainers, each non-employee director receives $1,000 for attendance in person (or $500 for participation by conference call) for each Board meeting and each standing committee meeting (other than meetings of the Nominating and Governance Committee held in conjunction with a Board meeting), plus reimbursement of reasonable expenses incurred in attending or otherwise participating in such meetings. Non-employee directors may elect to have part or all of their director fees paid in the form of our common stock. An election to be paid in common stock must be made prior to the payment date of the quarterly installment effected. The number of shares to be issued as payment is determined based on the amount of the quarterly installment to be paid in the form of common stock divided by the per share closing price of our common stock on the last trading day of the quarter preceding payment.

Stock Options. Our non-employee directors are currently eligible to participate in our 2002 Equity Incentive Plan. Our Board has discretion to determine the size, type and exerciseability of any awards granted to our non-employee directors under the 2002 Equity Incentive Plan. Non-employee directors are granted options at the annual meeting of stockholders when they are elected or re-elected as director. Each eligible director, other than the Chairman of the Board, receives an option to purchase 15,000 shares of common stock for each year of the term of office to which the director is elected (normally 45,000 shares for election to a three-year term of office). A non-employee Chairman of the Board would receive an option to purchase an additional 15,000 shares for each year of the term of office to which the Chairman is elected (normally 45,000 shares for a three-year term of office). Upon an eligible director’s election other than at an annual meeting, the director is automatically granted an option to purchase 15,000 shares in the case of a non-Chairman and an additional 15,000 shares in the case of a non-employee Chairman, for each year or portion of a year of the term of office to which he or she is elected. Options for non-employee directors other than the Chairman vest as to 15,000 shares on the date the option is granted and on the date of each subsequent annual meeting of stockholders, so long as the optionee is still a director. The options have a term of ten years and an exercise price, payable in cash or common stock, equal to the closing per share price of our common stock on the date of grant, as reported on the NASDAQ Global Market. In 2007, the Board of Directors voted to increase to 15,000 shares the number of option shares awarded for each year of service as a director after the 2007 annual meeting. This increase applied to options issued upon re-election to a three-year term in 2007, as well as to each remaining year of the terms of directors whose terms continued after 2007.

Compensation Committee Interlocks and Insider Participation

No person serving on the Compensation Committee at any time during fiscal year 2007 was a present or former officer or employee of ours or any of our subsidiaries during that year. During fiscal year 2007, no executive officer of ours served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any other entity that had an executive officer serving on our Board or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information about the securities authorized for issuance under our equity compensation plans as of December 30, 2007:

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)(4)
Equity compensation plans/arrangements approved by stockholders (1)	5,910,153	(2)	$3.581	1,176,454
Equity compensation plans/arrangements not approved by stockholders	—		—	—

Total	5,910,153			1,176,454

(1)	Includes our prior 1993 Equity Incentive Plan, the 2002 Equity Incentive Plan and our 2003 Employee Stock Purchase Plan.
(2)	Excludes purchase rights accruing under the 2003 Employee Stock Purchase Plan because the purchase price (and therefore the number of shares to be purchased) is not determined until the end of each purchase period.
(3)	Includes 32,461 shares issuable under the 2003 Employee Stock Purchase Plan and 1,731,993 shares issuable under the 2002 Equity Incentive Plan.
(4)	Up to 10% of the awards under the 2002 Equity Incentive Plan may be issued as restricted or unrestricted stock awards. For purposes of this limitation, awards subject to performance vesting and awards granted in lieu of cash bonuses are disregarded.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the amount of our common stock and Series D preferred stock beneficially owned as of April 21, 2008 by:

•	persons known by us to be beneficial owners of more than 5% of our common stock or Series D preferred stock;

•	our principal executive officer, principal financial officer and our three other most highly compensated executive officers, whom we refer to as our “named executives”;

•	our directors and each nominee seeking re-election as a director; and

•	all of our current executive officers and directors as a group.

The number of shares beneficially owned by each person listed below includes any shares over which the person has sole or shared voting or investment power as well as shares which the person has the right to acquire on or before June 20, 2008 by exercising a stock option or other right to acquire shares. Unless otherwise indicated, each person has sole investment and voting power (or shares that power with his or her spouse) over the shares listed in the table. For each person listed below, the percentage ownership of common stock set forth under “Percent of Class” was calculated based on the 102,792,512 shares of common stock outstanding on April 21, 2008, plus any shares that person could acquire upon the exercise of any options or other rights exercisable on or before June 20, 2008. The percentage ownership of Series D preferred stock set forth under “Percent of Class” was calculated based on the 115 shares of Series D preferred stock outstanding on April 21, 2008.

Title of Class	Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Common Stock
	Directors and Named Executives:
	Geoffrey F. Cox (1)	1,263,489	1.2%
	Robert W. Baldridge (2)	95,075	*
	Kenneth A. Bauer (3)	52,500	*
	Christian Béchon (4)	20,320,910	19.7%
	Francis J. Bullock (5)	109,564	*
	James A. Geraghty (6)	220,829	*
	May Ann Gray (7)	26,000	*
	Michael J. Landine (8)	52,500	*
	Pamela W. McNamara (9)	77,995	*
	Marvin L. Miller (10)	77,911	*
	Alan W. Tuck (11)	89,410	*
	John B. Green (12)	477,531	*
	Gregory F. Liposky (13)	365,919	*
	Harry M. Meade (14)	468,558	*
	Daniel S. Woloshen (15)	328,835	*
	All executive officers and directors as a group (16 persons)	24,296,601	23%
	Five Percent Stockholders:
	LFB Biotechnologies, S.A.S.U. (16)	20,263,404	19.7%
	3, avenue des Tropiques Les Ulis - 91940 Courtaboeuf Cedex - France
	William Harris Investors, Inc. (17)	6,838,512	6.6%
	191 North Wacker Drive, Suite 1500 Chicago, IL 60606
	Sonora Investment Management, LLC (18)	5,196,594	5.1%
	2343 E Broadway Blvd, Suite 116 Tucson, AZ 85719
Series D Preferred Stock
	Directors and Named Executives:
	Christian Béchon (19)	115	100%
	Five Percent Stockholders:
	LFB Biotechnologies, S.A.S.U.	115	100%

*	Less than 1%.
(1)	Includes 424,517 shares owned directly by Dr. Cox (including 4,000 shares owned jointly with his grandchildren), 21,172 shares beneficially owned by Dr. Cox and held in our 401(k) plan, 4,000 shares held by Dr. Cox indirectly as custodian for his grandchildren and 813,800 shares issuable to Dr. Cox upon the exercise of outstanding options exercisable on or before May 29, 2008.
(2)	Includes 5,075 shares owned directly by Mr. Baldridge and 90,000 shares issuable to Mr. Baldridge upon the exercise of outstanding options exercisable on or before May 28, 2008.
(3)	Includes 52,500 shares issuable to Dr. Bauer upon the exercise of outstanding options exercisable on or before May 29, 2008.
(4)	Includes 20,148,404 shares and 115,000 shares issuable upon conversion of 115 shares of Series D convertible preferred stock owned by LFB Biotechnologies of which Mr. Béchon is President and Chief Executive Officer, and 27,506 shares owned directly by Mr. Béchon and 30,000 shares issuable to Mr. Béchon upon the exercise of outstanding options exercisable on or before May 29, 2008.
(5)	Includes 14,064 shares owned directly by Dr. Bullock and 95,500 shares issuable to Dr. Bullock upon the exercise of outstanding options exercisable on or before May 29, 2008.
(6)	Includes 91,946 shares owned directly by Mr. Geraghty, 1,383 shares beneficially owned by Mr. Geraghty and held in our 401(k) plan and 127,500 shares issuable to Mr. Geraghty upon the exercise of outstanding options exercisable on or before May 29, 2008.
(7)	Includes 11,000 shares owned directly by Dr. Gray and 15,000 shares issuable to Dr. Gray upon the exercise of outstanding options exercisable on or before May 29, 2008.
(8)	Includes 52,500 shares issuable to Mr. Landine upon the exercise of outstanding options exercisable on or before May 29, 2008.
(9)	Includes 10,495 shares owned directly by Ms. McNamara and 67,500 shares issuable to Ms. McNamara upon the exercise of outstanding options exercisable on or before May 29, 2008.
(10)	Includes 10,411 shares owned directly by Mr. Miller and 67,500 shares issuable to Mr. Miller upon the exercise of outstanding options exercisable on or before May 29, 2008.
(11)	Includes 9,410 shares owned directly by Mr. Tuck, 7,000 shares held by Mr. Tuck in his Individual Retirement Account and 73,000 shares issuable to Mr. Tuck upon the exercise of outstanding options exercisable on or before May 29, 2008.
(12)	Includes 120,170 shares owned directly by Mr. Green, 36,960 shares beneficially owned by Mr. Green and held in our 401(k) plan, and 320,401 shares issuable to Mr. Green upon the exercise of outstanding options exercisable on or before May 29, 2008.
(13)	Includes 45,336 shares owned directly by Mr. Liposky, 30,783 shares beneficially owned by Mr. Liposky and held in our 401(k) plan, and 289,800 shares issuable to Mr. Liposky upon the exercise of outstanding options exercisable on or before May 29, 2008.
(14)	Includes 134,212 shares owned directly by Dr. Meade, 30,770 shares beneficially owned by Dr. Meade and held in our 401(k) plan, and 303,576 shares issuable to Dr. Meade upon the exercise of outstanding options exercisable on or before May 29. 2008.

(15)	Includes 78,825 shares owned directly by Mr. Woloshen, 30,610 shares beneficially owned by Mr. Woloshen and held in our 401(k) plan, and 219,400 shares issuable to Mr. Woloshen upon the exercise of outstanding options exercisable on or before May 29, 2008.
(16)	Based on information contained in this holder’s most recent Schedule 13G filed on January 8, 2007. Includes 20,148,404 shares owned and 115,000 shares issuable upon conversion of 115 shares of Series D convertible preferred stock.
(17)	Based on information contained in this holder’s most recent Schedule 13G/A filed on February 13, 2008. Includes warrants exercisable for 817,500 shares.
(18)	Based on information contained in this holder’s Schedule 13G filed on March 14, 2008.
(19)	Shares are owned by LFB Biotechnologies of which Mr. Béchon is President and Chief Executive Officer.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Person Transactions

Policy on Related Person Transactions

Our Board of Directors has adopted a written Policy on Related Person Transactions that sets forth our policies and procedures for the reporting, review, and approval or ratification of each related person transaction. Our Audit Committee is responsible for implementing this policy and determining that any related person transaction is in our best interests. The policy applies to transactions and other relationships that would need to be disclosed in this Form 10-K/A as related person transactions pursuant to SEC rules. In general, these transactions and relationships are defined as those involving a direct or indirect interest of any of our executive officers, directors, nominees for director and 5% stockholders, as well as specified members of the family or household of any of these individuals or stockholders, where we or any of our affiliates have participated in the transaction as a direct party or by arranging the transaction and the transaction involves more than $120,000. In adopting this policy, our Board expressly excluded from its coverage any transactions, among others, involving compensation of our executive officers or directors that it or our Compensation Committee has expressly approved. The material terms of our initial agreements and arrangements with LFB Biotechnologies, which beneficially owns more than 5% of our common stock, were approved by our Board before this policy was implemented. Any material modification to the material terms of these agreements and arrangements are subject to review by our Audit Committee under this policy.

For additional information regarding related person transactions, see also Note 11 to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K which we previously filed with the SEC on March 6, 2008.

LFB Biotechnologies

In September 2006, we entered into a joint development and collaboration agreement with LFB Biotechnologies, S.A.S.U. to develop selected recombinant plasma proteins and monoclonal antibodies using our transgenic production platform. In connection with entering into the joint development and collaboration agreement, we sold to LFB an aggregate of $25 million of our securities, consisting of common stock, Series D preferred stock and a convertible note. In addition, Christian Béchon, one of our directors and board representative for LFB, serves as Chairman and Chief Executive Officer of LFB and Laboratoire français du Fractionnement et des Biotechnologies S.A., LFB’s parent company.

Equity Position. LFB is our largest stockholder. As of March 30, 2008, LFB owned 20,148,404 shares of our common stock, 115 shares, or 100%, of our Series D preferred stock, each share of which is convertible into 1,000 shares of our common stock, and beneficially owned, on an as-converted basis, 20,263,404 shares, or approximately 19.8%, of our then outstanding common stock. As sole shareholder of our Series D preferred stock, LFB is entitled to nominate and elect one director to our Board. LFB also has a five-year right to participate in our future offerings of common stock, if any, upon conversion of the convertible note to the extent that its participation will not result in LFB owning, on an as-converted basis, more than 19.9% of our shares of common stock outstanding upon completion of the offerings. In addition, LFB has registration rights with respect to up to 10,000,000 shares of common stock it beneficially owns.

Convertible Note. In December 2006, we entered into a five-year convertible note with LFB in the principal amount of $2.6 million. The convertible note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB owning, on an as-converted basis, more than 19.9% of our common stock. In connection with the closing of our February 2008 registered direct offering, approximately $1.7 million of the principal amount of this note and approximately $40,000 of accrued interest on that principal amount were converted into 2,018,404 shares of our common stock at a rate of $0.87 per share. LFB’s ownership remained at 19.9% after the conversion.

Joint Development and Collaboration Agreement. Under our joint development and collaboration agreement, we and LFB are sharing equally in the cost of the development and commercialization of each product and are entitled to 50% of any profits derived from products developed through the collaboration, provided we each contribute equally to their development. In the event that contributions to development are not equal, the profit allocation will be adjusted based on development costs incurred. Under the agreement, a joint steering committee of our and LFB’s representatives determines product development and commercialization plans. We are responsible for development of the production system for the products and retain exclusive commercial rights to the products in North America. LFB is responsible for clinical development and regulatory review of the first program in this collaboration, and has exclusive commercial rights in Europe. We hold co-exclusive rights with LFB in the rest of the world to any products developed through the collaboration. The initial term of the agreement is fifteen years, subject to extension or termination by mutual consent, and the terms for any product developed through the collaboration will continue until the later of the initial term or ten years beyond regulatory approval of that product.

Independence

Our Board has determined that Messrs. Baldridge, Geraghty, Landine, Miller and Tuck, Ms. McNamara and Drs. Bauer, Bullock and Gray are “independent directors” under the applicable NASDAQ listing standards.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Report of the Audit Committee

The following is the report of the Audit Committee with respect to the company’s audited financial statements for the year ended December 30, 2007.

The purpose of the Audit Committee is to assist the Board in fulfilling its responsibility to oversee the company’s accounting and financial reporting, internal control and audit functions. The Audit Committee is comprised entirely of independent directors as defined by applicable NASDAQ Stock Market standards.

Management is responsible for our internal controls and the financial reporting process. The independent registered public accounting firm is responsible for performing independent audits of our consolidated financial statements and issuing a report thereon. The Committee’s responsibility is to monitor these processes. The Audit Committee has reviewed and discussed the consolidated financial statements with management and PricewaterhouseCoopers LLP, our independent registered public accounting firm.

In the course of its oversight of the company’s financial reporting process, the Audit Committee has:

•	reviewed and discussed with management and PricewaterhouseCoopers LLP, GTC’s audited financial statements for the fiscal year ended December 30, 2007;

•	discussed with the independent registered public accountant the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees;

•

received the written disclosures and the letter from the independent registered public accountant required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees;

•	reviewed with management and the independent registered public accountant the company’s critical accounting policies;

•	discussed with management the quality and adequacy of the company’s internal controls over financial reporting;

•	discussed with PricewaterhouseCoopers LLP any relationships that may impact their objectivity and independence; and

•	considered whether the provision of non-audit services by the independent registered public accountant is compatible with maintaining the independent registered public accountant’s independence.

Based on the foregoing review and discussions, the Committee recommended to the Board that the audited financial statements be included in the company’s Annual Report on Form 10-K for the year ended December 30, 2007 for filing with the Securities and Exchange Commission.

By the Audit Committee,

Alan W. Tuck, Chair
Robert W. Baldridge
Michael J. Landine
Pamela W. McNamara

Independent Registered Public Accountants’ Fees and Other Matters

The firm of PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 30, 2007. Our Audit Committee appointed PricewaterhouseCoopers LLP to serve as our independent registered public accountants for the 2007 year-end audit and to review our quarterly financial reports for filing with the Securities and Exchange Commission during fiscal year 2008. Representatives of PricewaterhouseCoopers LLP are expected to attend the annual meeting and will be available to respond to appropriate questions. They will also have the opportunity to make a statement if they desire.

The following table shows the fees paid or accrued by us for professional services performed by PricewaterhouseCoopers LLP for auditing our financial statements for fiscal years 2007 and 2006:

	2007		2006
Audit Fees(1)	$400,067		$465,175
Audit-Related Fees(2)	—		4,000
Tax Fees(3)	62,868		38,353
All Other Fees	4,140	(5)	31,675	(4)

Total	$467,075		$539,203

(1)	Represents fees for professional services provided in connection with the audits of our year-end annual consolidated financial statements and the effectiveness of internal controls over financial reporting and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Represents fees for assurance and related services and consisted of the audit of executive compensation disclosure in connection with preparation of our 2006 proxy statement. All audit-related services were pre-approved by the Audit Committee.
(3)	Represents fees for tax return review, preparation and compliance services.
(4)	Represents fees for services in support of litigation activities and compensation consulting, primarily supporting the implementation of SFAS 123(R).
(5)	Represents fees for compensation consulting.

Pre-Approval Policy

In accordance with its written charter, our Audit Committee pre-approves the proposed services, including the scope of services contemplated and the related fees, associated with the current year audit. Our Audit Committee has adopted policies and procedures for the pre-approval of non-audit services for the purpose of maintaining the independence of our independent registered public accountant. Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent registered public accountant to perform any non-audit services that exceed the pre-approved amounts. For fiscal year 2007, our Audit Committee pre-approved specific non-audit services subject to cost limits to be performed by PricewaterhouseCoopers LLP in order to assure that these services do not impair the independent registered public accountant’s independence. All of the non-audit services rendered by PricewaterhouseCoopers LLP in fiscal year 2007 were pre-approved by our Audit Committee in accordance with these limits.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Item 15(a)(1) is not being amended by this report on Form 10-K/A, and no financial statements are being filed with this report on Form 10-K/A. Please see Item 15(a)(1) of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which we previously filed with the SEC on March 6, 2008.

(2)	Financial Statement Schedules

Item 15(a)(2) is not being amended by this report on Form 10-K/A, and no financial statement schedules are being filed with this report on Form 10-K/A. Please see Item 15(a)(2) of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, which we previously filed with the SEC on March 6, 2008.

(3)	Exhibits

We hereby file and incorporate by reference the exhibits listed in the Exhibit Index immediately following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Framingham, Massachusetts on the 25th day of April 2008.

GTC BIOTHERAPEUTICS, INC.

By:	/s/ Geoffrey F. Cox
Geoffrey F. Cox
Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

to Amendment No. 1 to Annual Report on Form 10-K/A for the Year Ended December 30, 2007

Exhibit No.	Description
3.1.1	Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated by reference herein.

3.1.2	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) filed on March 27, 1998 and incorporated by reference herein.

3.1.3	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) filed on August 13, 1997 and incorporated by reference herein.

3.1.4	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to GTC’s Registration Statement on Form S-8 (File No. 333-38490) filed on June 2, 2000 and incorporated by reference herein.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of GTC and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on June 1, 2001 and incorporated by reference herein.

3.1.6	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on June 3, 2002 and incorporated by reference herein.

3.1.7	Articles of Amendment to the Restated Articles of Organization of GTC filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

3.1.8	Articles of Amendment to the Restated Articles of Organization of GTC filed with Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.8 to GTC’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) filed on March 2, 2007 and incorporated by reference herein.

3.2	By-Laws of GTC, as amended. Filed as Exhibit 3.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) filed on August 18, 1999 and incorporated by reference herein.

4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

4.2	Shareholder Rights Agreement, dated as of May 31, 2001, by and between GTC and American Stock Transfer and Trust Company, as Rights Agent. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on June 1, 2001 and incorporated by reference herein.

4.2.1	First Amendment to Shareholder Rights Agreement, dated as of December 14, 2006, by and between GTC and American Stock Transfer and Trust Company. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on December 20, 2006 and incorporated by reference herein.

4.3	Warrant to Purchase Common Stock, dated as of December 28, 1998, issued to Genzyme Corporation. Filed as Exhibit 4.11 to GTC’s Annual Report on Form 10-K for the year ended January 3, 1999 (File No. 0-21794) filed on April 5, 1999 and incorporated by reference herein.

4.4	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme Corporation. Filed as Exhibit 8 to Amendment No. 6 to Schedule 13D of Genzyme Corporation (File No. 005-46637) filed on November 24, 1999 and incorporated by reference herein.

4.5	Warrant to Purchase Common Stock, dated November 12, 1999, issued to Genzyme Corporation. Filed as Exhibit 9 to Amendment No. 6 to Schedule 13D of Genzyme Corporation (File No. 005-46637) filed on November 24, 1999 and incorporated by reference herein.

4.6	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 4, 2003 and incorporated by reference herein.

4.7	Registration Rights Agreement between GTC and certain Stockholders named therein dated March 20, 1998. Filed as Exhibit 10.53 to GTC’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) filed on March 27, 1998 and incorporated by reference herein.

4.8	Series A Convertible Preferred Stock Purchase Agreement by and between GTC and Genzyme Corporation, dated May 1, 1993. Filed as Exhibit 4.9 to GTC’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended January 1, 2006 (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

4.9	Form of Common Stock Purchase Warrant. Filed as Exhibit 10.3 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 8, 2005 and incorporated by reference herein.

4.10	Form of Registration Rights Agreement. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 8, 2005 and incorporated by reference herein.

4.11	Form of Common Stock Purchase Warrant. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on December 12, 2005 and incorporated by reference herein.

4.12	Form of Common Stock Purchase Warrant. Filed as Exhibit 4.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on July 20, 2006 and incorporated by reference herein.

4.13	Form of Subordinated Convertible Note issued to LFB Biotechnologies, S.A.S.U. Included as Exhibit B to the Stock and Note Purchase Agreement by and between GTC and LFB Biotechnologies, S.A.S.U. dated September 29, 2006, filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed October 5, 2006 and incorporated by reference herein.

10.1*	Agreement by and between GTC and Gene Pharming Europe B.V., dated as of September 21, 1994. Filed as Exhibit 10.49 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.2	Sublease Agreement by and between GTC and Genzyme Corporation, dated as of May 1, 1993. Filed as Exhibit 10.3 to GTC’s Registration Statement on Form S-1(File No. 33-62782) and incorporated by reference herein.

10.3	License Agreement by and between GTC and Genzyme Corporation, as successor to IG Laboratories, Inc., dated as of May 1, 1993. Filed as Exhibit 10.4 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.4	Lease dated March 26, 1999 by and between GTC and NDNE 9/90 Corporate Center LLC. Filed as Exhibit 10.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) filed on August 18, 1999 and incorporated by reference herein.

10.5	Hazardous Materials Indemnity Agreement by and between the GTC and Genzyme Corporation, dated December 28, 2998. Filed as Exhibit 10.28.5 to GTC’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 0-21794) filed on April 3, 2000 and incorporated by reference herein.

10.6*	License Agreement by and among GTC, Pharming Group N.V. and Pharming Intellectual Property B.V., dated June 21, 2002. Filed as Exhibit 10.3.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 and incorporated by reference herein.

10.7*	Amended and Restated License Agreement by and among Pharming Group, N.V. and Pharming Intellectual Property B.V. and GTC dated June 21, 2002. Filed as Exhibit 10.3.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 and incorporated by reference herein.

10.8*	Purchase Agreement by and between GTC and Genzyme Corporation, dated as of July 31, 2001. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-21794) filed on November 13, 2001 and incorporated by reference herein.

10.9*	Sublease Agreement by and between GTC and Antigenics, Inc., dated July 16, 2002. Filed as Exhibit 10.4 to GTC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 0-21794) filed on August 2, 2002 and incorporated by reference herein.

10.10	Amended and Restated Master Security Agreement by and between GTC and General Electric Capital Corporation, dated as of December 29, 2006. Filed as Exhibit 10.3 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on January 4, 2007 and incorporated by reference herein.

10.11	Promissory Note in the amount of $8 million by and between GTC and General Electric Capital Corporation, dated as of December 29, 2006. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on January 4, 2007 and incorporated by reference herein.

10.12	Promissory Note in the amount of $2 million by and between GTC and General Electric Capital Corporation, dated as of December 29, 2006. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on January 4, 2007 and incorporated by reference herein.

10.13*	Licensing and Supply Agreement by and between GTC and LEO Pharma A/S, dated as of October 31, 2005. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K/A (File No. 0-21794) filed on November 28, 2005 and incorporated by reference herein.

10.14**	GTC Amended and Restated 1993 Equity Incentive Plan. Filed as Exhibit 10.7 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 0-21794) filed on March 22, 2002 and incorporated by reference herein.

10.15**	GTC Amended and Restated2002 Equity Incentive Plan. Filed as Exhibit 10.1 to GTC’s Report on Form 8-K (File No. 0-21794) filed on May 30, 2007 and incorporated by reference herein.

10.16**	GTC 2002 Employee Stock Purchase Plan. Filed as Exhibit 10.7 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-21794) filed on May 1, 2002 and incorporated by reference herein.

10.17	GTC Form of Confidential and Proprietary Information Agreement signed by GTC employees. Filed as Exhibit 10.9 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.18	GTC Form of Agreement Not to Compete. Filed as Exhibit 10.10 to GTC’s Registration Statement on Form S-1 (File No. 33-62782) and incorporated by reference herein.

10.19	Form of Indemnification Agreement between GTC and its directors. Filed as Exhibit 10.12 to GTC’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-21794) and incorporated by reference herein. Such agreements are materially different only as to the signing directors and the dates of execution.

10.20**	Employment Agreement, dated as of March 27, 1996, by and between GTC and Harry Meade. Filed as Exhibit 10.44 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-21794) and incorporated by reference herein.

10.21.1**	Amended and Restated Employment Agreement, dated as of August 28, 1997, by and between GTC and John B. Green. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 28, 1997 (File No. 0-21794) filed on November 5, 1997 and incorporated by reference herein.

10.21.2**	Amendment No. 1 to Employment Agreement by and between GTC and John B. Green, dated September 21, 1998. Filed as Exhibit 10.3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 27, 1998 (File No. 0-21794) filed on November 12, 1998 and incorporated by reference herein.

10.22**	Executive Employment Agreement, dated as of July 18, 2001, by and between GTC and Geoffrey F. Cox. Filed as Exhibit 10.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 0-21794) filed on November 13, 2001 and incorporated by reference herein.

10.23**	Management Agreement by and between GTC and Daniel Woloshen dated as of May 27, 1999. Filed as Exhibit 10.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-21794) filed on May 6, 2003 and incorporated by reference herein.

10.24**	Management Agreement by and between GTC and Gregory Liposky dated as of June 14, 2000. Filed as Exhibit 10.2 to GTC’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003 (File No. 0-21794) filed on May 6, 2003 and incorporated by reference herein.

10.25**	Form of Management Agreement. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 3, 2006 and incorporated by reference herein.

10.26**	Form of Executive Change in Control Agreement. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on August 3, 2006 and incorporated by reference herein.

10.27*	Joint Development and Commercialization Agreement dated September 29, 2006 by and between GTC and LFB Biotechnologies S.A.S.U. Filed as Exhibit 10.3 to GTC’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006 (File No. 0-21794) filed on November 3, 2006 and incorporated by reference herein.

10.28	Stock and Note Purchase Agreement dated September 29, 2006, by and between GTC and LFB Biotechnologies S.A.S.U., including the form of convertible note attached as Exhibit B thereto. Filed as Exhibit 10.1 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

10.29	Keepwell Agreement dated September 29, 2006, by and between GTC and Laboratories Francais du Fractionnement et des Biotechnologies S.A. Filed as Exhibit 10.2 to GTC’s Current Report on Form 8-K (File No. 0-21794) filed on October 5, 2006 and incorporated by reference herein.

21	List of Subsidiaries. Filed as Exhibit 21 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2007 (File No. 0-21794) filed on April 6, 2008 and incorporated by reference herein.

23	Consent of PricewaterhouseCoopers LLP. Filed as Exhibit 23 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2007 (File No. 0-21794) filed on April 6, 2008 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer dated April 6 ,2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 31.1 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2007 (File No. 0-21794) filed on April 6, 2008 and incorporated by reference herein.

31.1.1	Certification of Chief Executive Officer dated hereof pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer dated April 6, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed as Exhibit 31.2.1 to GTC’s Annual Report on Form 10-K for the year ended December 30, 2007 (File No. 0-21794) filed on April 6, 2008 and incorporated by reference herein.

31.2.1	Certification of Chief Financial Officer dated hereof pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
**	Indicates a management contract or compensatory plan.