Form 10-Q
period 2008-06-29
GTC BIOTHERAPEUTICS INC
filed 2008-08-07
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $0.01 par value	102,853,446

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, continued operating losses, our ability to raise additional capital, technology risks to our transgenically produced products, the performance of our collaboration partners and continuation of our collaborations, our ability to enter into collaborations in the future and the terms of such collaborations, regulatory approval of our transgenically produced products, preclinical and clinical testing of our transgenically produced products, and those factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 as filed with the Securities and Exchange Commission, as amended and supplemented by those factors set forth in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

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

GTC BIOTHERAPEUTICS, INC.

PAGE #
PART I. FINANCIAL INFORMATION

ITEM 1—Financial Statements	4

Unaudited Consolidated Balance Sheets as of June 29, 2008, and December 30, 2007	4

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Fiscal Three Months and Fiscal Six Months Ended June 29, 2008 and July 1, 2007	5

Unaudited Consolidated Statements of Cash Flows for the Fiscal Six Months Ended June 29, 2008 and July 1, 2007	6

Notes to Unaudited Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4—Controls and Procedures	17

PART II. OTHER INFORMATION

ITEM 1A—Risk Factors	18

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 4—Submission of Matters to a Vote of Security Holders	19

ITEM 6—Exhibits	20

SIGNATURES	22

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	June 29, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,213	$9,075
Marketable securities	—	6,690
Accounts receivable and unbilled contract revenue	976	240
Inventory	197	—
Other current assets	902	974

Total current assets	14,288	16,979
Net property, plant and equipment	13,694	14,449
Intangible assets, net	6,700	7,151
Other assets	1,623	1,684
Restricted cash	450	450

Total assets	$36,755	$40,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,145	$9,904
Accrued liabilities	5,380	4,571
Short-term deferred contract revenue	1,675	3,067
Current portion of long-term debt	1,242	1,177

Total current liabilities	19,442	18,719
Long-term deferred contract revenue	4,307	4,433
Long-term debt, net of current portion	7,212	7,850
Long-term convertible note to LFB, net of discount	586	1,667
Other long-term liabilities	20	20

Total liabilities	31,567	32,689
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized: 15,000 shares designated as Series D convertible preferred stock, $.01 par value; 115 and 14,615 shares were issued and outstanding at June 29, 2008 and December 30, 2007, respectively	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 102,826,734 and 78,269,186 shares were issued and outstanding at June 29, 2008 and December 30, 2007, respectively	1,028	783
Capital in excess of par value	296,046	288,688
Accumulated deficit	(291,886)	(281,450)
Accumulated other comprehensive income	—	3

Total shareholders’ equity	5,188	8,024

Total liabilities and shareholders’ equity	$36,755	$40,713

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended		Fiscal six months ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue	$9,139	$2,838	$12,684	$8,267
Costs of revenue and operating expenses:
Cost of revenue	5,592	4,124	6,919	8,288
Research and development	2,692	6,687	10,396	13,153
Selling, general and administrative	2,680	2,704	5,391	5,261

	10,964	13,515	22,706	26,702

Operating loss	(1,825)	(10,677)	(10,022)	(18,435)
Other income (expense):
Interest income	45	414	148	933
Interest expense	(281)	(359)	(588)	(622)
Other income (expense)	(152)	30	26	23

Net loss	$(2,213)	$(10,592)	$(10,436)	$(18,101)

Net loss per common share (basic and diluted)	$(0.02)	$(0.14)	$(0.11)	$(0.23)

Weighted average number of common shares outstanding (basic and diluted)	102,794	77,886	93,019	77,677

Comprehensive loss:
Net loss	$(2,213)	$(10,592)	$(10,436)	$(18,101)
Other comprehensive loss:
Unrealized change in holding loss on securities available for sale	—	—	(3)	(7)

Total other comprehensive loss	—	—	(3)	(7)

Comprehensive loss	$(2,213)	$(10,592)	$(10,439)	$(18,108)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal six months ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net loss	$(10,436)	$(18,101)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,429	1,719
Stock based compensation	266	510
Amortization discount on marketable securities	90	64
Non-cash common stock issuance to GTC savings and retirement plan	210	311
Inventory write-off	—	2,943
Impairment of fixed assets	—	22
Non cash interest expense	54	112
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(736)	124
Inventory	(197)	(899)
Other assets and liabilities	224	(310)
Accounts payable	1,241	(2,236)
Accrued liabilities	1,238	(911)
Deferred contract revenue	(1,518)	(777)

Net cash used in operating activities	(8,135)	(17,429)
Cash flows from investing activities:
Purchase of property, plant and equipment	(331)	(601)
Sale of property, plant and equipment	108
Purchase of intangible asset	—	(200)
Purchase of marketable securities	—	(7,239)
Redemption of marketable securities	6,600	14,259

Net cash provided by investing activities	6,377	6,219
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	5,445	4,484
Net proceeds from employee stock purchase plan	24	81
Net proceeds from employee stock options	—	4
Repayment of long-term debt	(573)	(431)

Net cash provided by financing activities	4,896	4,138

Net increase (decrease) in cash and cash equivalents	3,138	(7,072)
Cash and cash equivalents at beginning of period	9,075	25,356

Cash and cash equivalents at end of period	$12,213	$18,284

Supplemental disclosure of cash flow information:
Conversion of LFB debt	$1,756	$—
Common stock issuance for Start license	—	300

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2007 Form 10-K. The financial statements for the six fiscal months ended June 29, 2008 and July 1, 2007, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $291.9 million at June 29, 2008. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Our primary sources of additional capital raised have been equity financings and debt financings. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. We may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute ownership of our current equity investors. Based on our cash balance as of June 29, 2008, as well as projected cash receipts from existing programs, including additional committed funding from LFB in 2008, we believe we have the ability to continue our operations well into the fourth quarter of 2008, including normal recurring debt service payments. We are currently in discussions for potential new partnering transactions with a plan to bring further financial resources into GTC in the near term through upfront payments. In addition, we may sell additional equity or debt securities. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

2.	Net Loss per Common Share:

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of shares issuable upon conversion or exercise of convertible preferred stock, warrants, stock options and stock to be issued under the defined contribution retirement plan, totaled 22.2 million shares and 35.5 million shares at June 29, 2008 and July 1, 2007, respectively. Since we were in a net loss position at June 29, 2008 and July 1, 2007, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive. We also have a convertible note with a current principal balance of approximately $600,000, net of unamortized debt discount of approximately $250,000, payable to LFB Biotechnologies, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering but only to the extent that any conversion does not result in LFB Biotechnologies’ holdings exceeding 19.9% of our total common stock on an as-converted basis.

3.	Inventory:

Inventory consists of:

	(dollars in thousands)
	At June 29, 2008	At December 30, 2007
Work in process	$197	$—
Finished goods	—	—

Total inventory	$197	$—

We carry inventory at the lower of cost or market using the first-in, first-out method. Inventories on hand at June 29, 2008 are related to ATryn®, which is approved for sale in the European Union. We expect that all of the capitalized inventory will be sold to LEO Pharma either for clinical trials or commercial sales. If at any time we believe that the sale of inventory to LEO is no longer probable, we will charge the inventory to expense. Our current cost of production exceeds our agreed upon maximum transfer price, therefore we expense these excess costs as incurred. We anticipate our cost of production will be substantially reduced as we move to larger production volumes to support clinical and commercial requirements.

During the second quarter of 2007 we recorded a charge of approximately $2.9 million to cost of sales in connection with a write off of in-process inventory rendered unusable as a result of the fill/finish process at the facility of our U.S. based third party fill/finish contractor.

We analyze our inventory levels quarterly and write down inventory that is expected to expire prior to sale, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory is disposed of, and the related costs are written off. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required. Also, if we need to use a portion of the capitalized inventory for clinical trials, we expense the inventory when it is designated for use in such clinical trial.

4.	Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At June 29, 2008	At December 30, 2007
Accrued payroll and benefits	$2,031	$1,922
Accrued bonuses	663	814
Other	2,686	1,835

Total accrued expenses	$5,380	$4,571

5.	Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 9 years and 15 years. Amortization expense was $225,000 and $226,000, respectively for the fiscal three months ended June 29, 2008 and July 1, 2007 and $451,000 and $438,000 for the fiscal six months ended June 29, 2008 and July 1, 2007, respectively.

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

The estimated aggregate amortization expense for all our intangible assets over the next five years is as follows:

Six months remaining in 2008	$451,000
2009	$902,000
2010	$902,000
2011	$902,000
2012	$902,000
2013 and thereafter	$2,643,000

6.	LFB Biotechnologies:

In January 2007, we sold 3.6 million shares of our Common Stock to LFB Biotechnologies, or LFB, at a purchase price of $1.23 per share (the market closing price on the date of the agreement in September 2006) representing the final tranche of investment under a stock purchase agreement with LFB. We received approximately $4.5 million in proceeds from the January sale.

In March 2008, LFB converted 14,500 shares of Series D Convertible Preferred Stock into 14,500,000 shares of Common Stock.

In May 2008, we entered into an amendment to the Joint Development and Commercialization Agreement with LFB whereby LFB agreed to provide up to $6 million in funding to GTC for our 2008 development costs related to the programs under the LFB collaboration. Of that amount, we received $3 million of funding in the second quarter of 2008 from LFB for costs incurred in the first six months of 2008, which was recorded as a contra expense to research and development expense during the second quarter of 2008.

On June 30, 2008, we entered into an additional amendment to the Joint Development and Commercialization Agreement with LFB to establish LFB/GTC LLC a separate legal entity for the joint venture. This amendment added LFB/GTC LLC as a party to the agreement and provided that rights to the intellectual property of the new joint venture will flow through this entity. All other terms and conditions remain the same.

7.	Stockholders’ Equity:

In February 2008, we received approximately $5.4 million in proceeds from a registered direct offering, net of approximately $600,000 in offering costs and fees. In the offering, we sold 6.9 million shares of our common stock at $0.87 per share (the market closing price on the date of the agreement) and 7-year warrants, which are immediately exercisable, to purchase an aggregate of 6.9 million shares of our common stock at an exercise price of $0.87 per share.

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

In December 2006, as part of the second tranche of investment under the LFB agreement, we issued to LFB a $2.6 million, five-year convertible note. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings, at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our outstanding common stock on an as converted basis. In connection with the closing of our February 2008 registered direct offering, $1.7 million of the principal amount of this note and approximately $40,000 of accrued interest on that principal amount were converted into approximately 2 million shares of our common stock at the rate of $0.87 per share. Based on our effective borrowing rate of 10.8%, upon issuance of the note, we recorded a discount of approximately $1.1 million for the difference between the stated interest rate and our effective borrowing rate. The discount is being amortized over the five year term of the note, resulting in additional interest expense of approximately $18,000 and $56,000 during the second quarter of 2008 and 2007, respectively and $55,000 and $112,000 during the first six months of 2008 and 2007, respectively. Upon conversion of the note, approximately $600,000 of unamortized debt discount was reclassified to additional paid in capital.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measure as of June 29, 2008
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$5,402	$5,402	$—	$—

Total	$5,402	$5,402	$—	$—

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

10.	OVATION Pharmaceuticals:

In June 2008, we entered into a collaboration agreement with OVATION Pharmaceuticals, Inc., or OVATION, to develop and market ATryn® in the United States. The collaboration agreement includes the commercialization of ATryn® in the hereditary antithrombin deficiency, or HD, indication and the further development of ATryn® in acquired antithrombin deficiency indications. The milestone payments include a total of $9 million through approval of ATryn® for HD in the U.S., including $3 million paid upon closing and an additional $2 million which will be received if the FDA BLA filing letter indicates acceptance of the complete rolling BLA filing for the HD indication ($1.5 million) and the FDA designates priority review filing ($500,000). Closing is subject to the completion of several operational contracts between the parties and the receipt of waivers from lenders. The collaboration anticipates further development of ATryn® in larger market acquired deficiencies such as the treatment of heparin resistance in patients undergoing surgery requiring cardiopulmonary bypass and the treatment of disseminated intravascular coagulation associated with severe sepsis.

We will be responsible for production of ATryn® and will receive a transfer price for commercial product, a royalty on net sales, $257 million in potential milestone payments, and payment for product used in clinical trials. If OVATION decides to proceed with the acquired deficiencies, OVATION will fund our anticipated costs of clinical development. OVATION will be responsible for sales and marketing of ATryn® in the U.S., including all launch activities.

11.	Pharming Group NV:

In June 2008, we granted an exclusive license for recombinant fibrinogen in Europe, North America, and Japan to Pharming Group NV, or Pharming. The license agreement included a non refundable upfront payment to us of $550,000 which we received in the second quarter 2008. We will also receive a royalty on any commercial sales of product developed by Pharming. We recorded the $550,000 as revenue in the second quarter of 2008 since we did not have any further performance obligations under the agreement.

12.	Operating Lease Line:

In April 2008, we entered into an operating lease agreement with a total availability of $1.9 million and which expires on August 31, 2008. The amount that we are able to utilize is dependent upon our ability to seek additional financing arrangements and/or collaboration arrangements. During the second quarter of 2008, we leased equipment totaling approximately $108,000 under a 48 month lease, with an interest rate of 4.5%.

13.	Retention Incentive Plan:

In June 2008, we established a Retention Incentive Plan, or Retention Plan, the purpose of which is to encourage the continued employment of our executive officers and other senior personnel through the grant of equity awards and other payments conditioned on continued employment with the Company. Our Compensation Committee is administering the Retention Plan and has the authority to determine the individual participants and the amount of any awards under the Retention Plan. Eligible participants besides our executive officers include Vice Presidents, Senior Directors, Directors and Associate Directors.

Participants in the Retention Plan are eligible to receive awards of restricted stock units pursuant to our 2002 Equity Incentive Plan. We granted 409,275 restricted stock units during the second quarter of 2008 and are committed to grant additional restricted stock units in July 2008. For recipients of those units we are also committed to grant additional restricted stock units in January 2009. The restricted stock units awarded under the Retention Plan will not become vested and settle until June 30, 2009, provided the participant remains an employee until that date. If we terminate a participant’s employment without cause (as provided in the Retention Plan) prior to June 30, 2009, all of the participant’s restricted stock units shall become fully vested on the date of the participant’s termination of employment.

Participant’s in the Retention Plan who remain employed by the Company through March 31, 2010 will also receive a specified retention payment, payable at the discretion of our Compensation Committee either in a lump sum cash payment or in shares of our Common Stock. We are accruing this amount on a straight line basis over a 22 month period resulting in an expense of approximately $37,000 during the second quarter of 2008. If the payment is made in shares of our Common Stock, the plan provides for specified minimum valuation levels of our Common Stock to be used in determining the number of shares to be issued in lieu of cash, depending on the employee’s level of seniority. If we terminate a participant’s employment without cause prior to March 31, 2010, the participant will be entitled to receive his or her retention payment within 30 days following the date of termination.

During the second quarter of 2008, we recorded approximately $14,000 of FAS 123R compensation expense related to the restricted stock units.

14.	New Accounting Pronouncements:

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

In May, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”), was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact, if any, this Standard will have on our financial statements.

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

Our first product, ATryn®, our recombinant form of human antithrombin, validated our transgenic production technology’s capability to meet the regulatory requirements for recombinant proteins. In 2006, ATryn® became the first transgenically produced therapeutic protein to be approved anywhere in the world when we obtained European Commission approval of the use of ATryn® as a prophylactic treatment for patients with hereditary antithrombin deficiency, or HD, undergoing surgical procedures. In February 2008, we announced that ATryn® had met the statistical requirements for the primary endpoint in our pivotal trial to support our filing of a Biologics License Application, or BLA, for the use of ATryn® in the United States in HD patients undergoing surgery or childbirth. We commenced the submission of a rolling BLA in February 2008, and we completed the submission of the BLA in August 2008. We also plan to develop ATryn® and several of our other recombinant proteins through strategic collaborations. Under our exclusive collaboration agreement entered into with LEO Pharma A/S in 2005, LEO is sponsoring the clinical development of ATryn® in Europe for a new indication of disseminated intravascular coagulation, or DIC, in severe sepsis. In June 2008, we entered into our collaboration agreement with OVATION to develop and market ATryn® in the United States, including development and commercialization of ATryn® in the HD indication and in larger market acquired deficiencies such as the treatment of heparin resistance in patients undergoing surgery requiring cardiopulmonary bypass and such as DIC associated with severe sepsis. In September 2006, we entered into a collaboration agreement with LFB Biotechnologies, or LFB, to develop selected recombinant plasma proteins and MAb’s. The first program in this collaboration is for the development of a recombinant form of human blood coagulation factor VIIa for the treatment of patients with hemophilia. We have subsequently added to the LFB collaboration a program to develop a recombinant form of human blood coagulation factor IX, as well as programs to develop alpha-1 antitrypsin and an antibody to the CD20 immune system receptor, the same target as for the MAb marketed as Rituxan®. We are engaged in business development activities with the objective of adding additional collaborations for one or more of our recombinant proteins.

We are implementing a strategy in follow-on biologics, or biosimilars, which will be defined in more detail as legislation is enacted and regulatory guidance is established in both Europe and the U.S. The CD20 monoclonal antibody in our LFB collaboration may be considered for clinical development as a follow-on biologic in the U.S. and a biosimilar in the EU.

We have also used our transgenic technology in external programs to produce therapeutic products for our partners. For our external programs, we typically enter into a supply or services agreement with a partner to provide production and/or purification of the partner’s product using our transgenic technology. We currently have an active external program with PharmAthene, and we expect our collaboration with Merrimack Pharmaceuticals to conclude when our agreement expires in September 2008. Most of our revenues in 2007 and 2008 were derived from our external programs.

We have operated at a net loss since our inception in 1993 and we used $8.1 million of cash in operating cash flows in the first six months of 2008. Our recurring losses from operations and our limited funds raise substantial doubt about our ability to continue as a going concern. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations. Based on our cash balance as of June 29, 2008, as well as projected cash receipts from existing programs, including additional committed funding from LFB in 2008, we believe we have the ability to continue our operations well into the fourth quarter of 2008. We expect that future sources of funding may include new or expanded collaboration arrangements and sales of equity or debt securities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialized independently. Additionally, any future equity funding may dilute ownership of our equity investors.

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

Fiscal three months ended June 29, 2008 and July 1, 2007

	(dollars in thousands)
	June 29, 2008	July 1, 2007	$ Change	% Change
Revenue	$9,139	$2,838	$6,301	222%
Cost of revenue	$5,592	$4,124	$1,468	36%
Research and development	$2,692	$6,687	$(3,995)	(60)%

Revenue. During the second quarter of 2008, we derived approximately $4.2 million of revenue from the sale of ATryn product to LEO Pharma for clinical and commercial use, which completes our anticipated shipments to LEO for 2008, as well as $4 million of revenue from our external development programs, of which $2.8 million related to our work with Pharmathene. We also derived $550,000 of revenue related to our exclusive license to Pharming for recombinant fibrinogen. During the second quarter of 2007, approximately $2.2 million of our revenue was derived from our external development programs with Merrimack and PharmAthene and approximately $254,000 was derived from the sale of ATryn® product to LEO Pharma for clinical and commercial use. We expect revenue from external programs to continue to vary due to the nature, timing and specific requirements for these development activities as well as the timing of product shipments to LEO.

Cost of revenue. The increase in cost of revenue is primarily a result of a $4 million increase in cost of goods sold associated with the sale of ATryn® product to LEO during the second quarter of 2008, as compared to the second quarter of 2007 in which there were minimal sales of product to LEO. There was also an increase of approximately $500,000 on the PharmAthene program related to development activities. Also included in cost of revenue in the second quarter of 2007 was a $2.9 million write off of ATryn® inventory which was rendered unusable as a result of the fill/finish process conducted at our U.S. based third party fill/finish contractor. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The second quarter 2008 research and development expense included $3.5 million related to the ATryn® program, a decrease of $600,000 as compared to $4.5 million in the second quarter of 2007. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions)
	Fiscal three months ended
	June 29, 2008	July 1, 2007
ATryn® manufacturing expenses	$1.4	$2.5
EMEA regulatory process expenses	0.2	0.6
U.S. clinical trial expenses	1.9	1.4

Total	$3.5	$4.5

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

During the second quarter of 2008, we incurred approximately $1.5 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT ), and we received approximately $3 million of funding from LFB for costs incurred in the first six months of 2008, which was recorded as a reduction in research and development expense during the second quarter of 2008. The $3 million of funding received was included in our budget. We also incurred approximately $700,000 of expense on other research and development programs during the second quarter 2008 as compared to $1.3 million in the second quarter of 2007.

We cannot estimate the costs to complete the research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Fiscal six months ended June 29, 2008 and July, 2007

	(dollars in thousands)
	June 29, 2008	July 1, 2007	$ Change	% Change
Revenue	$12,684	$8,267	$4,417	53%
Cost of revenue	$6,919	$8,288	$(1,369)	(17)%
Research and development	$10,396	$13,153	$(2,757)	(21)%

Revenue. During the first six months of 2008, we derived $7.1 million of revenue from our external development programs with Merrimack and PharmAthene, of which $4.9 million related to PharmAthene, and approximately $4.2 million from the sale of ATryn® product to LEO Pharma for clinical and commercial use. We also derived $550,000 of revenue related to our exclusive license to Pharming for recombinant fibrinogen. During the first six months of 2007, we derived $3.5 million of our revenue from the sale of ATryn® product to LEO Pharma for clinical and commercial use and approximately $3.9 million was derived from our external development programs with Merrimack and PharmAthene. We expect revenue from external programs to continue to vary due to the nature, timing and specific requirements for these development activities as well as the timing of product shipments to LEO, as discussed in the three-month results.

Cost of revenue. The decrease in cost of revenue is primarily a result of a $2.9 million write off, in 2007, of ATryn® inventory which was rendered unusable as a result of the fill/finish process conducted at our U.S. based third party fill/finish contractor. This was partially offset by an increase of approximately $1.3 million on the PharmAthene program related to development activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The first six months of 2008 research and development expense included $8.6 million related to the ATryn® program, a decrease of $1.1 million as compared to $9.7 million in the first six months of 2007. Details of ATryn® related expenses for the respective six month periods are as follows:

	(dollars in millions)
	Fiscal six months ended
	June 29, 2008	July 1, 2007
ATryn® manufacturing expenses	$4.5	$5.3
EMEA regulatory process expenses	0.5	1.6
U.S. clinical trial expenses	3.2	2.4
Other	0.4	0.4

Total	$8.6	$9.7

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

During the first six months of 2008, we incurred approximately $3.1 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT ), and we received approximately $3 million of funding from LFB for costs incurred in the first six months of 2008, which was recorded as a reduction in research and development expense during the second quarter of 2008. The $3 million of funding received was included in our budget. We also incurred approximately $1.7 million of expense on other research and development programs during the first six months of 2008 as compared to $1.4 million during the first six months of 2007.

We cannot estimate the costs to complete the research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of equity financings, partnering payments, receipts from contracts for external programs, grant proceeds, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales and royalties occur and we achieve positive cash flow from operations. We expect that our ability to raise future funds will be affected by our ability to enter into new or expanded partnering arrangements or contracts for external programs, the terms and progress of such arrangements and contracts, the regulatory review of ATryn® in the U.S. for HD, the progress of initial clinical trials for DIC in the EU, the results of research and development and preclinical testing of our other proprietary product candidates, and advances in competing products and technologies, as well as general market conditions.

We use our cash primarily to pay salaries, wages and benefits, facility and facility-related costs of office, farm and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first six months of 2008 we had a net decrease in cash and marketable securities of $3.6 million, which included approximately $5.4 million received in net proceeds from our February registered direct offering, $8.1 million used in operations, $573,000 to pay down debt, and $223,000 used for capital expenditures. We are currently in discussions for potential new partnering arrangements with a plan to bring in further financial resources. In addition, we may sell additional equity or debt securities. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all. We estimate the net use of cash in operations for the remainder of 2008 to be approximately $14 million, not including upfront payments from any unsigned partnering.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in each of the years 2008 and 2007 and in prior years, and have an accumulated deficit of $291.9 million at June 29, 2008. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. The primary sources of additional capital raised in the first six months of 2008 and 2007 have been equity financings and debt financings under our credit facility. Based on our cash balance as of June 29, 2008, as well as projected cash receipts from existing programs, including additional committed funding from LFB in 2008, we believe we have the ability to continue our operations well into the fourth quarter of 2008. We expect that future sources of funding may include new or expanded collaboration arrangements and sales of equity or debt securities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity fundings dilute ownership of our existing equity investors.

Cash Flows from Financing Activities

Equity Financing Activities

In February 2008, we received approximately $5.4 million in proceeds from a registered direct offering, net of approximately $600,000 in offering costs and fees. In the offering, we sold 6.9 million shares of our common stock at $0.87 per share (market price on the date of the agreement) and 7-year warrants, which are immediately exercisable, to purchase an aggregate of 6.9 million shares of our common stock at an exercise price of $0.87 per share.

Credit Facility

Our $9 million of outstanding long-term debt at June 29, 2008 includes $8.4 million owed to GE Capital, and approximately $600,000 owed to LFB net of an unamortized discount of approximately $250,000 on the LFB convertible note. Of the $9 million, approximately $1.2 million was classified as current, which reflects the amount due through June 2009 on our GE Capital term loan.

Cash Flows used in Operating Activities

Cash used in operating activities totaled $8.1 million and $17.4 million for the first six months of 2008 and 2007, respectively, a decrease of approximately $9.3 million. The decrease is primarily a result of $3 million in funding received from LFB which was recorded as a credit to research and development expense in the second quarter of 2008 as well as a change in our payment patterns as compared to 2007.

Cash Flows from Investing Activities

Cash flows provided by investing activities include $6.6 million in redemptions of marketable securities in our portfolio and $223,000 used for purchases of capital equipment. In April 2008, we entered into an operating lease agreement which has a current availability of $1.8 million and may be expanded, under certain circumstances, to as much as $1.9 million. The line expires on August 31, 2008. During second quarter of 2008, we leased equipment totaling approximately $108,000. We anticipate a similar level of capital expenditures company-wide in 2008 as compared to 2007. We plan to utilize our existing operating lease line for our capital expenditures during 2008 and we have the ability to delay capital purchases if leasing is unavailable.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 5 in the Notes to Consolidated Financial Statements included in Item 8 of our 2007 Form 10-K. We have reviewed the commitments and contingencies at June 29, 2008 and noted that there were no material changes or additions.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Our Risk Factors, which contain a detailed discussion of certain risks that could materially and adversely affect our business, operating results or financial condition are discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Other than discussed below, there have been no material changes to the Risk Factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2007. The remaining risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 remain unchanged and are incorporated herein by reference.

The following risk factor, which was included in our 2007 Annual Report on Form 10-K has been amended in its entirety to read as follows:

Our common stock is at risk for delisting from the Nasdaq Capital Market.

Our common stock is currently listed on the Nasdaq Capital Market, having moved from the Nasdaq Global Market in July 2008. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, which we have not maintained during 2008. Our transfer to the Nasdaq Capital Market provided us with a 180 day period, or until January 12, 2009, to regain compliance with the minimum closing bid price requirement for a minimum of 10 consecutive trading days. Although our non-compliance has no effect on the listing of our common stock at this time, there is no guarantee that we will be able to regain compliance with the minimum closing bid requirement. Additionally, Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive trading days before determining that we have demonstrated an ability to maintain long-term compliance.

At our annual meeting of stockholders in June 2008 our stockholders approved a proposal to grant our Board of Directors the discretionary authority to effect a reverse stock split of the issued and outstanding shares of our common stock at any time prior to our 2009 Annual Meeting of stockholders. The primary purpose for effecting a reverse stock split would be to increase the per share price of our common stock in order to help us maintain the listing of our common stock on the Nasdaq Capital Market. However, even if a reverse stock split is effected, an increase in the per share price of our common stock above $1.00 may not be able to be maintained. The market price of our common stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding.

If we do not regain compliance with the minimum bid price requirement by January 12, 2009, Nasdaq will provide us written notification that our common stock is subject to delisting. If we have not achieved compliance by that date, we may appeal Nasdaq’s determination to delist our common stock to the Nasdaq Hearing Panel, but there is no guarantee that such an appeal would be successful.

If we fail to meet the continued listing requirements of the Nasdaq Capital Market and our common stock is delisted, trading in our common stock, if any, could be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the Nasdaq Capital Market, and our stock price, as well as the liquidity of our common stock, would be adversely affected as a result. Delisting would also negatively impact our ability to sell our common stock and secure additional financing.

The following risk factor, which was included in our 2007 Annual Report on Form 10-K has been amended in its entirety to read as follows:

Our common stock may continue to have a volatile public trading price.

Historically, the market price of our common stock has been highly volatile and the market for our common stock has experienced significant price and volume fluctuations, some of which are unrelated to our company’s operating performance. For the 5 years ending June 30, 2008, the trading price of our stock has fluctuated from a high of $4.47 to a low of $0.36. It is likely that the market price of our common stock will continue to fluctuate in the future. Factors which may have a significant adverse effect on our common stock’s market price include:

•	actual or potential clinical or regulatory events relating to our products or compounds under development;

•	other regulatory developments in Europe or the United States;

•	announcements by us or our competitors of technological innovations or new commercial products;

•	an unexpected termination of one of our partnerships;

•	developments concerning our proprietary rights, including patent and litigation matters;

•	general market conditions; and

•	quarterly fluctuations in our cash position, revenues and other financial results.

The average daily trading volume of our common stock for the twelve-month period ending December 30, 2007 was approximately 350,000 shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2008 we issued a five-year warrant to purchase 58,824 shares of our common stock to a lending institution, in partial consideration for their entering into an equipment lease with us. The warrant is exercisable at an exercise price of $0.71 per share of common stock. The foregoing description of the terms of the warrant is qualified in its entirety by reference to the form of Common Stock Purchase Warrant, which is attached to this quarterly report as Exhibit 4.1 and incorporated herein by reference.

On May 6, 2008 we issued a five-year warrant to purchase 150,000 shares of our common stock to a financial advisory firm, in partial consideration for their services. The warrant is exercisable by the holder at any time before 5:00 p.m. on May 6, 2013 at an exercise price of $0.61 per share of common stock. The foregoing description of the terms of the warrant is qualified in its entirety by reference to the form of Common Stock Purchase Warrant, which is attached to this quarterly report as Exhibit 4.2 and incorporated herein by reference.

Both warrants were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder, relating to sales by an issuer not involving a public offering. The recipients of the warrants represented to us that they were accredited investors and were acquiring the warrant shares for investment purposes and not for distribution. We did not receive any proceeds from the issuance of either of these warrants.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on June 24, 2008. The following represents the results of voting on the proposals submitted to the Company’s stockholders:

(1) Proposal to elect each of the following nominees to the Board of Directors for a three-year term:

Nominee	Total Vote “FOR”	Total Vote Withheld
Francis J. Bullock	78,875,258	4,760,036
Geoffrey F. Cox	78,543,772	5,091,522
Mary Ann Gray	78,944,031	4,691,263
Alan W. Tuck	79,046,154	4,589,140

Each nominee received a plurality of the votes cast, and, therefore, has been duly elected a director of GTC. The directors whose term of office as a director continued after the meeting are Kenneth A. Bauer, Christian Béchon, Pamela W. McNamara, Marvin L Miller, Robert W. Baldridge, James A. Geraghty and Michael J. Landine.

(2) Proposal to grant the Board of Directors the discretionary authority to amend Article Fourth of GTC’s Amended and Restated Articles of Organization to effect a reverse stock split of the issued and outstanding shares of GTC common stock (such split to combine a whole number of outstanding shares of our common stock in a range of not less than five and not more than twenty shares, into one share of common stock) at any time prior to the 2009 Annual Meeting of Stockholders:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote Abstaining	Total Broker Non-Votes
75,303,247	7,655,274	676,772	—

(3) Proposal to amend GTC’s 2003 Employee Stock Purchase Plan, referred to as the Purchase Plan, to add 1,000,000 shares of common stock to the reserve of shares that may be sold to GTC’s eligible employees under the Purchase Plan, and provide that no rights may be offered to purchase any shares under the Purchase Plan more than 10 years after the most recent date shares have been approved by stockholders for issuance under the Purchase Plan:

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote Abstaining	Total Broker Non-Votes
41,757,497	3,379,477	597,886	37,900,454

(4) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as GTC’s independent registered public accounting firm for the 2008 fiscal year.

Total Vote “FOR”	Total Vote “AGAINST”	Total Vote Abstaining	Total Broker Non-Votes
82,247,174	854,361	533,759	—

ITEM 6.	EXHIBITS.

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

4.1	Form of Common Stock Purchase Warrant. Filed herewith.

4.2	Form of Common Stock Purchase Warrant. Filed herewith.

10.1*	Acquisition, Licensing, Development and Supply Agreement dated June 22, 2008 by and among the Company, ATIII LLC and OVATION Pharmaceuticals, Inc. Filed herewith.

Exhibit	Description
10.2**	GTC Biotherapeutics, Inc. 2008 Retention Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008 and incorporated herein by reference.

10.3**	Amended and Restated Executive Employment Agreement between the Company and Geoffrey F. Cox dated July 23, 2008. Filed herewith.

10.4**	Second Amended and Restated Executive Employment Agreement between the Company and John B. Green dated July 23, 2008. Filed herewith.

10.5**	Management Agreement between the Company and Harry M. Meade dated July 23, 2008. Filed herewith.

10.6**	Amended and Restated Management Agreement between the Company and Richard A. Scotland dated July 23, 2008. Filed herewith.

10.7**	Amended and Restated Management Agreement between the Company and Daniel S. Woloshen dated July 23, 2008. Filed herewith.

10.8**	Amended and Restated Executive Change In Control Agreement between the Company and Harry M. Meade dated July 23, 2008. Filed herewith.

10.9**	Amended and Restated Executive Change In Control Agreement between the Company and Richard A. Scotland dated July 23, 2008. Filed herewith.

10.10**	Amended and Restated Executive Change In Control Agreement between the Company and Daniel S. Woloshen dated July 23, 2008. Filed herewith.

10.11*	Amended and Restated Joint Development and Commercialization Agreement dated June 30, 2008 by and among the Company, LFB/GTC LLC, LFB Biotechnologies, S.A.S.U. and LFB Biotechnologies, Inc. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
**	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

4.1	Form of Common Stock Purchase Warrant. Filed herewith.

4.2	Form of Common Stock Purchase Warrant. Filed herewith.

10.1*	Acquisition, Licensing, Development and Supply Agreement dated June 22, 2008 by and among the Company, ATIII LLC and OVATION Pharmaceuticals, Inc. Filed herewith.

10.2**	GTC Biotherapeutics, Inc. 2008 Retention Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2008 and incorporated herein by reference.

10.3**	Amended and Restated Executive Employment Agreement between the Company and Geoffrey F. Cox dated July 23, 2008. Filed herewith.

10.4**	Second Amended and Restated Executive Employment Agreement between the Company and John B. Green dated July 23, 2008. Filed herewith.

10.5**	Management Agreement between the Company and Harry M. Meade dated July 23, 2008. Filed herewith.

10.6**	Amended and Restated Management Agreement between the Company and Richard A. Scotland dated July 23, 2008. Filed herewith.

10.7**	Amended and Restated Management Agreement between the Company and Daniel S. Woloshen dated July 23, 2008. Filed herewith.

10.8**	Amended and Restated Executive Change In Control Agreement between the Company and Harry M. Meade dated July 23, 2008. Filed herewith.

Exhibit	Description
10.9**	Amended and Restated Executive Change In Control Agreement between the Company and Richard A. Scotland dated July 23, 2008. Filed herewith.

10.10**	Amended and Restated Executive Change In Control Agreement between the Company and Daniel S. Woloshen dated July 23, 2008. Filed herewith.

10.11*	Amended and Restated Joint Development and Commercialization Agreement dated June 30, 2008 by and among the Company, LFB/GTC LLC, LFB Biotechnologies, S.A.S.U. and LFB Biotechnologies, Inc. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.
**	Indicates a management contract or compensatory plan.