Form 10-Q
period 2008-09-28
GTC BIOTHERAPEUTICS INC
filed 2008-11-04
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2008
Common Stock, $0.01 par value	102,915,857

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, continued operating losses, our ability to raise additional capital, technology risks to our transgenically produced products, the performance of our collaboration partners and continuation of our collaborations, our ability to enter into collaborations in the future and the terms of such collaborations, regulatory approval of our transgenically produced products, preclinical and clinical testing of our transgenically produced products, and those factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 and in Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ending June 29, 2008, each as filed with the Securities and Exchange Commission, and as amended and supplemented by those factors set forth in “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q.

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

GTC BIOTHERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	September 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,770	$9,075
Marketable securities	—	6,690
Accounts receivable and unbilled contract revenue	921	240
Other current assets	970	974

Total current assets	10,661	16,979
Net property, plant and equipment	13,759	14,449
Intangible assets, net	6,474	7,151
Other assets	1,663	1,684
Restricted cash	450	450

Total assets	$33,007	$40,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,052	$9,904
Accrued liabilities	4,748	4,571
Short-term deferred contract revenue	1,202	3,067
Current portion of long-term debt	1,341	1,177

Total current liabilities	18,343	18,719
Long-term deferred contract revenue	7,744	4,433
Long-term debt, net of current portion	6,942	7,850
Long-term convertible note to LFB, net of discount	605	1,667
Other long-term liabilities	20	20

Total liabilities	33,654	32,689
Shareholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized: 15,000 shares designated as Series D convertible preferred stock, $.01 par value; 115 and 14,615 shares were issued and outstanding at September 28, 2008 and December 30, 2007, respectively	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 102,890,535 and 78,269,186 shares were issued and outstanding at September 28, 2008 and December 30, 2007, respectively	1,028	783
Capital in excess of par value	296,271	288,688
Accumulated deficit	(297,946)	(281,450)
Accumulated other comprehensive income	—	3

Total shareholders’ equity (deficit)	(647)	8,024

Total liabilities and shareholders’ equity (deficit)	$33,007	$40,713

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended		Fiscal nine months ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue	$2,929	$2,576	$15,613	$10,844
Costs of revenue and operating expenses:
Cost of revenue	1,123	1,418	8,042	9,706
Research and development	5,326	7,091	15,722	20,244
Selling, general and administrative	2,311	2,347	7,702	7,609

	8,760	10,856	31,466	37,559

Operating loss	(5,831)	(8,280)	(15,853)	(26,715)
Other income (expense):
Interest income	32	300	180	1,234
Interest expense	(275)	(360)	(863)	(982)
Other income (expense)	14	(48)	40	(26)

Net loss	$(6,060)	$(8,388)	$(16,496)	$(26,489)

Net loss per common share (basic and diluted)	$(0.06)	$(0.11)	$(0.17)	$(0.34)

Weighted average number of common shares outstanding (basic and diluted)	102,855	77,968	96,633	77,774

Comprehensive loss:
Net loss	$(6,060)	$(8,388)	$(16,496)	$(26,489)
Other comprehensive loss:
Unrealized change in holding gain (loss) on securities available for sale	—	2	(3)	(5)

Total other comprehensive loss	—	2	(3)	(5)

Comprehensive loss	$(6,060)	$(8,386)	$(16,499)	$(26,494)

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal nine months ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(16,496)	$(26,489)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,960	2,506
Stock based compensation	482	653
Amortization discount on marketable securities	90	79
Non-cash common stock issuance to GTC savings and retirement plan	210	311
Inventory write-off	—	3,412
Impairment of fixed assets	—	22
Non cash interest expense	73	168
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(681)	119
Inventory	—	(983)
Other assets and liabilities	116	(131)
Accounts payable	1,148	(2,959)
Accrued liabilities	606	(412)
Deferred contract revenue	1,446	(1,057)

Net cash used in operating activities	(11,046)	(24,761)
Cash flows from investing activities:
Purchase of property, plant and equipment	(616)	(897)
Sale of property, plant and equipment	168	—
Purchase of intangible asset	—	(200)
Purchase of marketable securities	—	(13,388)
Redemption of marketable securities	6,600	23,458

Net cash provided by investing activities	6,152	8,973
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	5,445	4,484
Net proceeds from employee stock purchase plan	33	127
Net proceeds from employee stock options	—	4
Repayment of long-term debt	(889)	(698)

Net cash provided by financing activities	4,589	3,917

Net decrease in cash and cash equivalents	(305)	(11,871)
Cash and cash equivalents at beginning of period	9,075	25,356

Cash and cash equivalents at end of period	$8,770	$13,485

Supplemental disclosure of cash flow information:
Conversion of LFB debt	$1,756	$—
Common stock issuance for Start license	—	300
Assets purchased under capital lease	145	—

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2007 Form 10-K. The financial statements for the nine fiscal months ended September 28, 2008 and September 30, 2007, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature.

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

On June 30, 2008, we entered into an additional amendment to the Joint Development and Commercialization Agreement with LFB to establish LFB/GTC LLC as a separate legal entity for the joint venture. Our investment in the joint venture is being accounted for at cost based on our ownership percentage and is not being consolidated in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R), as we are not the primary beneficiary of the joint venture.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $297.9 million at September 28, 2008. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Our primary sources of additional capital raised have been equity financings and debt financings. Management expects that future sources of funding may include new or expanded partnering arrangements and sales of equity or debt securities. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. We may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding may dilute ownership of our current equity investors. Based on our cash balance as of September 28, 2008, projected cash receipts from existing programs, including additional committed funding of our LFB/GTC LLC expenses from LFB in 2008, as well as proceeds from the LFB convertible debt financing (see Note 14), we believe we have the ability to continue our operations into the second quarter of 2009, including normal recurring debt service payments. We are currently in discussions for potential new partnering transactions with a plan to bring further financial resources into GTC in the near term through upfront payments. In addition, we may sell additional equity or debt securities. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

2.	Net Loss per Common Share:

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of shares issuable upon conversion or exercise of convertible preferred stock, warrants, stock options and stock to be issued under the defined contribution retirement plan, totaled 27.6 million shares and 35.5 million shares at September 28, 2008 and September 30, 2007, respectively. Since we were in a net loss position for all the periods ending September 28, 2008 and September 30, 2007, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive. We also have a convertible note with a current principal balance of approximately $605,000, net of unamortized debt discount of approximately $238,000, payable to LFB Biotechnologies, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering but only to the extent that any conversion does not result in LFB Biotechnologies’ holdings exceeding 19.9% of our total common stock on an as-converted basis.

3.	Inventory:

We carry inventory at the lower of cost or market using the first-in, first-out method. If our current cost of production exceeds our agreed upon maximum transfer price, we expense these excess costs as incurred. We expect that inventory that is capitalized will be sold for either clinical trials or commercial sales. If at any time we believe that the sale of inventory is no longer probable, we will charge the inventory to expense. We anticipate our cost of production will be substantially reduced as we move to larger production volumes to support clinical and commercial requirements.

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

At present we are not carrying any Capitalized inventory on the books as we are awaiting orders from Ovation in the U.S. subsequent to FDA approval as well as orders for product in Europe following completion of the transfer of ATryn® commercialization rights from LEO to LFB (as noted in the Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

4.	Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At September 28, 2008	At December 30, 2007
Accrued payroll and benefits	$1,633	$1,922
Accrued bonuses	1,019	814
Other	2,096	1,835

Total accrued expenses	$4,748	$4,571

5.	Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 9 years and 15 years. Amortization expense was $225,000 for each of the fiscal three month periods ended September 28, 2008 and September 30, 2007 and $676,000 and $663,000 for the fiscal nine month periods ended September 28, 2008 and September 30, 2007, respectively.

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

The estimated aggregate amortization expense for all our intangible assets over the next five years is as follows:

Three months remaining in 2008	$225,000
2009	$902,000
2010	$902,000
2011	$902,000
2012	$902,000
2013 and thereafter	$2,643,000

6.	LFB Biotechnologies:

In January 2007, we sold 3.6 million shares of our Common Stock to LFB Biotechnologies, or LFB, at a purchase price of $1.23 per share (the market closing price on the date of the agreement in September 2006) representing the final tranche of investment made under a stock purchase agreement with LFB. We received approximately $4.5 million in proceeds from the January sale.

In March 2008, LFB converted 14,500 shares of Series D Convertible Preferred Stock into 14,500,000 shares of common stock.

On June 30, 2008, we entered into an amendment to the Joint Development and Commercialization Agreement with LFB to establish LFB/GTC LLC, a separate legal entity for the joint venture. This amendment added LFB/GTC LLC as a party to the agreement and provided that rights to the intellectual property of the new joint venture will flow through the separate joint venture entity. This amendment also reflected LFB’s agreement to provide up to $6 million in funding for our 2008 development costs related to the programs under the LFB collaboration. Of that amount, we received $3 million in funding in the second quarter from LFB for costs incurred during the first six months of 2008, which was recorded as a reduction to research and development expense during the second quarter of 2008.

During the third quarter of 2008, we incurred approximately $1.2 million of expense in support of the programs in our LFB collaboration, which were charged to LFB/GTC LLC, in accordance with the terms of the joint venture agreement. During the third quarter, we were reimbursed approximately $1.5 million from the LLC, of which approximately $300,000 was recorded as a payable to the LLC at the end of the third quarter. All other terms and conditions remain the same.

Under the agreement, we have the option to share equally with LFB in the cost of the development and commercialization of each product and will be entitled to 50% of any profits derived from products developed through the collaboration provided we each contribute equally to the costs of their development. In the event that the contributions to development are not equal, the profit allocation will be adjusted based on development costs incurred. As of September 28, 2008, our average share of future profits, which vary by product based on funding, was approximately 13%.

Our investment in the joint venture is being accounted for at cost based on our ownership percentage. In October we signed a financing agreement with LFB in which we will issue convertible debt and warrants to purchase our common stock. (See Note 14)

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

We have a term loan with GE Capital (GE) in the aggregate principal amount of $10 million, with two separate amortization schedules. The first, in the amount of $8 million, carries a fixed 10.8% annual interest rate and monthly payments of principal and interest of approximately $109,000 through December 2011 with a balloon payment of approximately $5.2 million in January 2012. The second, in the amount of $2 million, carries a fixed 10.84% annual interest rate and monthly payments of principal and interest of approximately $65,000 through January 2010. Collateral for the loan includes all of our existing and future acquired assets, excluding intellectual property. In connection with the LFB convertible note financing we will provide additional collateral for GE in the form of a $4 million restricted cash account. (See Note 14).

In December 2006, as part of the second tranche of investment under the LFB agreement, we issued to LFB a $2.6 million, five-year convertible note. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings, at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our outstanding common stock on an as converted basis. In connection with the closing of our February 2008 registered direct offering, $1.7 million of the principal amount of this note and approximately $40,000 of accrued interest on that principal amount were converted into approximately 2 million shares of our common stock at the rate of $0.87 per share. Based on our effective borrowing rate of 10.8%, upon issuance of the note, we recorded a discount of approximately $1.1 million for the difference between the stated interest rate and our effective borrowing rate. The discount is being amortized over the five year term of the note, resulting in additional interest expense of approximately $19,000 and $57,000 during the third quarter of 2008 and 2007, respectively and approximately $73,000 and $168,000 during the first nine months of 2008 and 2007, respectively. Upon the February 2008 partial conversion of the note, approximately $600,000 of unamortized debt discount was reclassified to additional paid in capital.

9.	Fair Value:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and we have adopted the standard for those assets and liabilities as of December 31, 2007. The adoption of this statement did not have a material impact on our financial position or results of operations. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we have elected to defer until January 1, 2009 implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measure as of September 28, 2008
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$5,436	$5,436	$—	$—

Total	$5,436	$5,436	$—	$—

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

In June 2008, we entered into a collaboration agreement with OVATION Pharmaceuticals, Inc., or OVATION, to develop and market ATryn® in the United States. The collaboration agreement includes the commercialization of ATryn® in the hereditary antithrombin deficiency, or HD, indication and the further development of ATryn® in acquired antithrombin deficiency indications. The milestone payments include a total of $9 million through approval of ATryn® for HD in the U.S., including $3 million paid during the third quarter of 2008 upon closing of the agreement. An additional $2 million was paid to us in the fourth quarter of 2008 upon the FDA’s issuance of a BLA filing letter indicating acceptance of the completed BLA filing for the HD indication ($1.5 million) and the FDA designation of priority review filing ($500,000). We recorded $3.5 million of the $5 million in total milestones received to date as deferred revenue as of the end of the third quarter 2008. The collaboration anticipates further development of ATryn® in larger market acquired deficiencies such as the treatment of heparin resistance in patients undergoing surgery requiring cardiopulmonary bypass and the treatment of disseminated intravascular coagulation associated with severe sepsis.

We will be responsible for production of ATryn® and will receive a transfer price for delivery of commercial product to OVATION, a royalty on net sales, $257 million in potential milestone payments (including those already paid), and payment for product used in clinical trials. If OVATION decides to proceed with an indication in acquired deficiency, OVATION will fund our anticipated costs of clinical development. OVATION will be responsible for sales and marketing of ATryn® in the U.S., including all launch activities.

11.	Pharming Group NV:

In June 2008, we granted an exclusive license for recombinant fibrinogen in Europe, North America, and Japan to Pharming Group NV, or Pharming. The license agreement included a non refundable upfront payment to us of $550,000, which we received in the second quarter 2008. We will also receive a royalty on any commercial sales of product developed by Pharming. We recorded the $550,000 as revenue in the second quarter of 2008 since we did not have any further performance obligations under the agreement.

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

Participants in the Retention Plan are eligible to receive awards of restricted stock units issued pursuant to our 2002 Equity Incentive Plan. We granted 409,275 restricted stock units during the second quarter of 2008 and 206,550 during the third quarter of 2008. For recipients of those units we are also committed to grant additional restricted stock units in January 2009. The restricted stock units awarded under the Retention Plan will not become vested and settle until June 30, 2009, provided the participant remains an employee until that date. If we terminate a participant’s employment without cause (as provided in the Retention Plan) prior to June 30, 2009, all of the participant’s restricted stock units shall become fully vested on the date of the participant’s termination of employment.

During the third quarter of 2008 and for the nine months ended September 28, 2008, we recorded approximately $68,000 and $82,000, respectively, of FAS 123R compensation expense related to the restricted stock units.

Participant’s in the Retention Plan who remain employed by us through March 31, 2010 will also receive a specified retention payment, payable at the discretion of our Compensation Committee either in a lump sum cash payment or in shares of our common stock. We are accruing this amount on a straight line basis over a 22 month period resulting in an expense of approximately $37,000 during the third quarter of 2008 and $147,000 for the nine months ended September 28, 2008. If the payment is made in shares of our common stock, the plan provides for specified minimum valuation levels of our common stock, depending on the employee’s level of seniority which will be used in determining the number of shares to be issued in lieu of cash.

If we terminate a participant’s employment without cause prior to March 31, 2010, the participant will be entitled to receive his or her retention payment within 30 days following the date of termination.

13.	New Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. We are currently evaluating the impact this statement, and we do not anticipate that it will have an impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, and will be adopted by the Company in the first quarter of fiscal 2009. We are currently evaluating the impact this statement, and we do not anticipate that it will have an impact on our financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are currently evaluating the impact this statement, and we do not anticipate that it will have an impact on our financial position and results of operations.

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

14.	Subsequent Events:

In October 2008 we signed an agreement with LFB for a $15 million financing in which we will issue convertible debt and warrants to purchase shares of our common stock. Under the agreement, the convertible debt will mature on June 30, 2012, and will bear interest at an annual rate of 8%. The debt may be converted into our common stock at $0.31 per share at LFB’s discretion at any time after June 1, 2009. We have the right to redeem the debt on or before June 1, 2009. We will also issue to LFB 5-year warrants to purchase approximately 23.2 million shares of our common stock at $0.31 per share. If the debt is repaid in full, LFB will have the right to require us to redeem the warrants for an aggregate price of $1.5 million. As a condition of the financing, $4 million of the proceeds will be placed in a restricted cash account to secure our existing debt to GE. The convertible debt will be secured by a first lien on our intellectual property and a second lien on all of our other assets except for the restricted cash account for GE. In addition, the debt will be secured by a grant of rights and licenses with respect to certain products, including our co-exclusive rights under our collaboration agreement with LFB. The convertible debt will be subordinated to the current term debt with GE. The financing is subject to approval by our shareholders, consent by GE and other closing conditions. It is scheduled for a stockholder vote and closing in mid-December 2008. We expect net proceeds at closing, after transaction costs and establishment of the restricted cash account, to be approximately $10 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We are the leader in the development and production of human therapeutic proteins through transgenic technology that enables animals to produce what is known as a recombinant form of a specified human protein in their milk. Using this technology, we are developing a portfolio of recombinant blood proteins to treat a range of genetic and acquired protein deficiencies, including hemophilia and other coagulation disorders. These blood proteins, also known as plasma proteins, are difficult to produce in other manufacturing systems, and some are currently only available by extraction from human blood. We have also initiated the development of a portfolio of monoclonal antibodies, or MAb’s, for use as potential follow-on biologics targeted at several large market products.

Our first product, ATryn®, our recombinant form of human antithrombin, validated our transgenic production technology’s capability to meet the regulatory requirements for recombinant proteins. In 2006, ATryn® became the first transgenically produced therapeutic protein to be approved anywhere in the world when we obtained European Commission approval of the use of ATryn® as a prophylactic treatment for patients with hereditary antithrombin deficiency, or HD, undergoing surgical procedures. In February 2008, we announced that ATryn® had met the statistical requirements for the primary endpoint in our pivotal trial to support our filing of a Biologics License Application, or BLA, for the use of ATryn® in the United States in HD patients undergoing surgery or childbirth. On August 7, 2008 we completed the filing of the BLA and the FDA has accepted it for review and assigned it Priority Review status. The FDA’s Blood Products Advisory Committee is scheduled to review the BLA for ATryn® during a meeting that is planned for January 2009. Under Priority Review, the target date for FDA action is February 7, 2009. The FDA has also designated ATryn® an Orphan Drug. We plan to develop ATryn® and several of our other recombinant proteins through strategic collaborations.

In June 2008, we entered into our collaboration agreement with OVATION to develop and market ATryn® in the United States, including development and commercialization of ATryn® in the HD indication and in larger market acquired deficiencies such as the treatment of heparin resistance in patients undergoing surgery requiring cardiopulmonary bypass. In Europe and the Middle East we have collaborated with LEO Pharma, or LEO, for further development of ATryn® for use in acquired antithrombin deficiencies, such as disseminated intravascular coagulation, or DIC, associated with severe sepsis. We have entered into negotiations for the transition of the program from LEO to LFB Biotechnologies, or LFB. This follows an internal strategic review and reprioritization by LEO. LEO has confirmed that there are no safety or efficacy issues with the ATryn® product either commercially or in the Phase II clinical study for the potential treatment of DIC. LFB has expressed a significant interest in commercializing ATryn® in Europe and the Middle East for its existing indications. LFB is also interested in continuing the development of ATryn® in the ongoing Phase II DIC study and for other clinical indications. Further patients are not being recruited into the Phase II study until completion of the transition to LFB.

In September 2006, we entered into a collaboration agreement with LFB to develop selected recombinant plasma proteins and MAb’s. The first program in this collaboration is for the development of a recombinant form of human blood coagulation factor VIIa for the treatment of patients with hemophilia. We have subsequently added to the LFB collaboration a program to develop a recombinant form of human coagulation factor IX, as well as programs to develop alpha-1 antitrypsin and an antibody to the CD20 immune system receptor, the same target as for the MAb marketed as Rituxan®. We are engaged in business development activities with the objective of adding additional collaborations for one or more of our recombinant proteins.

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

We have also used our transgenic technology in external programs to produce therapeutic products for our partners. For our external programs, we typically enter into a supply or services agreement with a partner to provide production and/or purification of the partner’s product using our transgenic technology. We currently have an active external program with PharmAthene, and our collaboration with Merrimack Pharmaceuticals concluded in September 2008 with the expiration of our agreement by its terms. Most of our revenues in 2007 and 2008 were derived from our external programs.

We have operated at a net loss since our inception in 1993, and we used $7 million of net cash in our operations during the first nine months of 2008. Our recurring losses from operations and our limited funds raise substantial doubt about our ability to continue as a going concern. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations. Based on our cash balance as of September 28, 2008, as well as projected cash receipts from existing programs, including additional committed funding of our LFB/GTC LLC expenses from LFB in 2008 as well as planned proceeds from the LFB convertible debt financing (see Note 14), we believe we have the ability to continue our operations into the second quarter of 2009. We expect that future sources of funding may include new or expanded collaboration arrangements and sales of equity or debt securities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialized independently. Additionally, any future equity funding may dilute ownership of our equity investors.

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

Results of Operations The key components to our losses are revenue, costs of revenue, and research and development expenses.

Fiscal three months ended September 28, 2008 and September 30, 2007

	(dollars in thousands)
	September 28, 2008	September 30, 2007	$ Change	% Change
Revenue	$2,929	$2,576	$353	14%
Cost of revenue	$1,123	$1,418	$(295)	(21)%
Research and development	$5,326	$7,091	$(1,765)	(25)%

Revenue. During the third quarter of 2008, we derived approximately $2.7 million of revenue from our external development programs, of which $919,000 related to our work with PharmAthene and $1.5 million related to the Merrimack program, which was completed in the third quarter of 2008. During the third quarter of 2007, approximately $2.5 million of our revenue was derived from our external development programs, of which $1.3 million related to work with PharmAthene and $893,000 from our program with Merrimack. We expect revenue from external programs to continue to vary due to the nature, timing and specific requirements for these development activities.

Cost of revenue. The decrease in cost of revenue is primarily a result of a $469,000 write off, in 2007, of in-process inventory which was found to be out of specification for commercial use during release testing. This was partially offset by an increase of approximately $325,000 on the PharmAthene program related to development activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The third quarter 2008 research and development expense included $3.6 million related to the ATryn® program, a decrease of $1.4 million as compared to $5 million in the third quarter of 2007. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions)
	Fiscal three months ended
	September 28, 2008	September 30, 2007
ATryn® manufacturing expenses	$1.9	$2.8
EMEA regulatory process expenses	0.3	0.7
U.S. clinical trial and regulatory expenses	1.2	1.2
Other	0.2	0.3

Total	$3.6	$5.0

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

During the third quarter of 2008, we incurred approximately $1.2 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT), which were charged to the LFB/GTC LLC, in accordance with the terms of the joint venture agreement. During the third quarter, we were reimbursed approximately $1.5 million from the LLC, of which approximately $300,000 was recorded as a payable to the LLC at the end of the third quarter 2008. We incurred approximately $700,000 of expense on the programs in the LFB collaboration during the third quarter of 2007. We also incurred approximately $1.8 million of expense on other research and development programs during the third quarter 2008 as compared to $1.5 million in the third quarter of 2007.

We cannot estimate the costs to complete the research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Fiscal nine months ended September 28, 2008 and September 30, 2007

	(dollars in thousands)
	September 28, 2008	September 30, 2007	$ Change	% Change
Revenue	$15,613	$10,844	$4,769	44%
Cost of revenue	$8,042	$9,706	$(1,664)	(17)%
Research and development	$15,722	$20,244	$(4,522)	(22)%

Revenue. During the first nine months of 2008, we derived $9.6 million of revenue from our external development programs with Merrimack and PharmAthene, of which $5.8 million related to PharmAthene, and approximately $4.2 million from the sale of ATryn® product to LEO Pharma for clinical and commercial use. We also derived $550,000 of revenue related to our exclusive license to Pharming for recombinant fibrinogen. During the first nine months of 2007, $3.6 million of our revenue was derived from the sale of ATryn® product to LEO Pharma for clinical and commercial use and approximately $6.1 million was derived from our external development programs with Merrimack and PharmAthene. We expect revenue from external programs to continue to vary due to the nature, timing and specific requirements for these development activities.

Cost of revenue. The decrease in cost of revenue is primarily a result of a $2.9 million write off, in 2007, of ATryn® inventory which was rendered unusable as a result of the fill/finish process conducted at our U.S. based third party fill/finish contractor as well as a write-off of approximately $469,000 of ATryn® inventory during the third quarter 2007 as described above. This was partially offset by an increase of approximately $1.6 million on the PharmAthene program related to development activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The first nine months of 2008 research and development expense included $12.1 million related to the ATryn® program, a decrease of $2 million as compared to $14.1 million in the first nine months of 2007. Details of ATryn® related expenses for the respective six month periods are as follows:

	(dollars in millions)
	Fiscal nine months ended
	September 28, 2008	September 30, 2007
ATryn® manufacturing expenses	$6.3	$7.5
EMEA regulatory process expenses	0.8	2.4
U.S. clinical trial and regulatory expenses	4.4	3.6
Other	0.6	0.6

Total	$12.1	$14.1

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to LEO as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

During the first six months of 2008, we incurred approximately $3.1 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT), and we received approximately $3 million of funding from LFB for costs incurred in the first six months of 2008, which was recorded as a reduction in research and development expense during the second quarter of 2008.

During the third quarter of 2008, we incurred approximately $1.2 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT), which were charged to the LFB/GTC LLC, in accordance with the terms of the joint venture agreement. During the third quarter, we were reimbursed approximately $1.5 million from the LLC, of which approximately $300,000 was recorded as a payable to the LLC at the end of the third quarter 2008. We incurred approximately $2.7 million of expenses on the programs in the LFB collaboration during the first nine months of 2007. We also incurred approximately $3.4 million of expense on other research and development programs during the first nine months of 2008 and the first nine months of 2007.

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

We use our cash primarily to pay salaries, wages and benefits, facility and facility-related costs of office, farm and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first nine months of 2008 we had a net decrease in cash and marketable securities of $7 million, which included approximately $5.4 million received in net proceeds from our February registered direct offering, $11 million used in operations, $900,000 to pay down debt, and $600,000 used for capital expenditures. In October 2008 we signed an agreement with LFB for $15 million financing in which we will issue convertible debt and warrants to purchase shares of our common stock. Under the agreement, the convertible debt will mature on June 30, 2012, and will bear interest at an annual rate of 8%. As a condition of the financing, $4 million of the proceeds will be placed in a restricted cash account to secure our debt to GE Capital. We expect net proceeds at closing, after transaction costs and establishment of the restricted cash account, to be approximately $10 million. We are currently in discussions for potential new partnering arrangements with a plan to bring in further financial resources. In addition, we may sell additional equity or debt securities. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all. We estimate the net use of cash in operations for the remainder of 2008 to be approximately $8.7 million, not including upfront payments from any unsigned partnering.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in each of the years 2008 and 2007 and in prior years, and have an accumulated deficit of $297.9 million at September 28, 2008. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. The primary sources of additional capital raised in the first nine months of 2008 and 2007 have been equity financings and debt financings under our credit facility. Based on our cash balance as of September 28, 2008, as well as projected cash receipts from existing programs, including additional committed funding from LFB in 2008 as well as proceeds from the LFB convertible debt financing (described in Note 14), we believe we have the ability to continue our operations into the second quarter of 2009. We expect that future sources of funding may include new or expanded collaboration arrangements and sales of equity or debt securities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity fundings dilute ownership of our existing equity investors.

Cash Flows used in Operating Activities

Cash used in operating activities decreased by approximately $13.8 million to $11 million in the first nine months of 2008 from $24.8 million for the first nine months of 2007. The decrease is primarily a result of $4.5 million in funding received from LFB which was recorded as a credit to research and development expense in the first nine months of 2008, milestone payments of approximately $3.5 million received from OVATION (which were recorded as deferred revenue during the third quarter of 2008), and an increase in cash receipts from PharmAthene of approximately $3 million during the first nine months of 2008 as compared to 2007, as well as a change in our payment patterns as compared to 2007.

Cash Flows from Investing Activities

Cash flows provided by investing activities include $6.6 million in redemptions of marketable securities in our portfolio and $448,000 used for purchases of capital equipment, net of sales of capital equipment of $168,000 We anticipate a similar level of capital expenditures company-wide in 2008 as compared to 2007. We plan to utilize new operating lease lines, if they become available, for our capital expenditures during 2008. However, we have the ability to delay capital purchases if leasing is unavailable.

Cash Flows from Financing Activities

Equity Financing Activities

In February 2008, we received approximately $5.4 million in proceeds from a registered direct offering, net of approximately $600,000 in offering costs and fees. In the offering, we sold 6.9 million shares of our common stock at $0.87 per share (market price on the date of the agreement) and 7-year warrants, which were immediately exercisable, to purchase an aggregate of 6.9 million shares of our common stock at an exercise price of $0.87 per share.

Credit Facility

Our $8.9 million of outstanding long-term debt at September 28, 2008 includes $8.3 million owed to GE Capital, and approximately $605,000 owed to LFB net of an unamortized discount of approximately $238,000 on the LFB convertible note that we issued to LFB in December 2006. Of the $8.9 million, approximately $1.3 million was classified as current, which reflects the amount due through September 2009 on our GE Capital term loan.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 5 in the Notes to Consolidated Financial Statements included in Item 8 of our 2007 Form 10-K. We have reviewed the commitments and contingencies at September 28, 2008 and noted that there were no material changes or additions.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

BioProtein Technologies Company, a French corporation, sued LFB and GTC in France on a breach of contract claim regarding a contract between BioProtein and LFB. LFB is the principal defendant, but GTC was joined in the lawsuit based on the allegations by BioProtein that GTC tortuously interfered with an existing contract between LFB and BioProtein. The claim against both parties is for 31 million euros in total. GTC has retained counsel in Paris and will participate in a preliminary hearing on December 2, 2008. Pursuant to our Joint Commercialization and Development Agreement with LFB, LFB has agreed to fully indemnify GTC with respect to any legal fees and damages arising from this lawsuit. GTC intends to vigorously defend itself in this proceeding and to seek dismissal of the matter as to GTC.

ITEM 1A.	RISK FACTORS.

Our Risk Factors, which contain a detailed discussion of certain risks that could materially and adversely affect our business, operating results or financial condition are discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. Other than discussed below, there have been no material changes to the Risk Factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2007 as amended by those risk factors contained in our Quarterly Report for the period ended June 29, 2008. The remaining risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007 remain unchanged and are incorporated herein by reference.

The following risk factor, which was included in our 2007 Annual Report on Form 10-K and amended in our Quarterly Report for the period ended June 29, 2008 has been amended in its entirety to read as follows:

Our common stock is at risk for delisting from the Nasdaq Capital Market.

Our common stock is currently listed on the Nasdaq Capital Market, having moved from the Nasdaq Global Market in July 2008. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share. Our transfer to the Nasdaq Capital Market provided us with a 180 day period, or until January 12, 2009, to regain compliance with the minimum closing bid price requirement for a minimum of 10 consecutive trading days. However, on October 16, 2008 Nasdaq made a rule filing with the SEC seeking to temporarily suspend Nasdaq’s bid price requirement until January 16, 2009. Such suspension extends the grace period to regain compliance to April 20, 2009. Although our non-compliance has no effect on the listing of our common stock at this time, there is no guarantee that we will be able to regain compliance with the minimum closing bid requirement. Additionally, Nasdaq may, in its discretion, require us to maintain a bid price of at least $1.00 per share for a period in excess of ten consecutive trading days before determining that we have demonstrated an ability to maintain long-term compliance.

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

If we do not regain compliance with the minimum bid price requirement by April 20, 2009, Nasdaq will provide us written notification that our common stock is subject to delisting. If we have not achieved compliance by that date, we may appeal Nasdaq’s determination to delist our common stock to the Nasdaq Hearing Panel, but there is no guarantee that such an appeal would be successful.

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

ITEM 6.	EXHIBITS.

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

10.1*	Amended and Restated Joint Development and Commercialization Agreement dated June 30, 2008 by and among the Company, LFB/GTC LLC, LFB Biotechnologies, S.A.S.U. and LFB Biotechnologies, Inc. Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 (File No. 0-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008	GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description
3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 27, 1993. Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of the Commonwealth of Massachusetts on October 3, 1994. Filed as Exhibit 3.1.2 to Company’s Annual Report on Form 10-K for the year ended December 28, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization filed with the Secretary of Commonwealth of Massachusetts on June 26, 1997. Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1997 (File No. 0-21794) and incorporated herein by reference.

3.1.4	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on June 1, 2000. Filed as Exhibit 4.1.5 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 2, 2000 (File No. 333-38490) and incorporated herein by reference.

3.1.5	Certificate of Vote of Directors Establishing a Series of a Class of Stock of the Company and designating the Series C Junior Participating Cumulative Preferred Stock. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2001 (File No. 0-21794) and incorporated herein by reference.

3.1.6	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 31, 2002. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 3, 2002 (File No. 0-21794) and incorporated herein by reference.

3.1.7	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on October 2, 2006. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 5, 2006 (File No. 0-21794) and incorporated herein by reference.

3.1.8	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on December 11, 2006. Filed as Exhibit 3.1.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

10.1*	Amended and Restated Joint Development and Commercialization Agreement dated June 30, 2008 by and among the Company, LFB/GTC LLC, LFB Biotechnologies, S.A.S.U. and LFB Biotechnologies, Inc. Filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 (File No. 0-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

*	Certain confidential information contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended.