Form 10-Q
period 2009-03-29
GTC BIOTHERAPEUTICS INC
filed 2009-05-13
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7 , 2009
Common Stock, $0.01 par value	104,391,892

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, continued operating losses, our ability to raise additional capital, technology risks to our transgenically produced products, the performance of our collaboration partners and continuation of our collaborations, our ability to enter into collaborations in the future and the terms of such collaborations, regulatory approval of our transgenically produced products, preclinical and clinical testing of our transgenically produced products, and those factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 as filed with the Securities and Exchange Commission

The forward-looking statements in this Quarterly Report on Form 10-Q speak as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

GTC BIOTHERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	March 29, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,774	$11,643
Accounts receivable and unbilled contract revenue	25	287
Inventory	308	863
Other current assets	1,698	962

Total current assets	8,805	13,755
Net property, plant and equipment	12,982	13,396
Intangible assets, net	6,024	6,249
Other assets	2,338	2,404
Restricted cash	4,599	4,599

Total assets	$34,748	$40,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,258	$8,024
Accrued liabilities	5,596	5,962
Short-term deferred contract revenue	5,840	688
Current portion of long-term debt	1,339	1,383

Total current liabilities	20,033	16,057
Long-term deferred contract revenue	8,740	9,180
Long-term debt, net of current portion	6,397	6,577
Long-term convertible notes to LFB Biotechnologies, net of debt discount	12,917	12,692
Other long-term liabilities	116	20

Total liabilities	48,203	44,526
Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized: 15,000 shares designated as Series D convertible preferred stock, $.01 par value; 115 shares were issued and outstanding at March 29, 2009 and December 28, 2008	—	—
Common stock, $.01 par value; 210,000,000 shares authorized; 104,361,701 and 102,964,778 shares were issued and outstanding at March 29, 2009 and December 28, 2008, respectively	1,043	1,029
Capital in excess of par value	297,720	298,963
Accumulated deficit	(312,218)	(304,115)

Total shareholders’ deficit	(13,455)	(4,123)

Total liabilities and shareholders’ deficit	$34,748	$40,403

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended
	March 29, 2009	March 30, 2008
Revenues:
Service revenue	$198	$3,482
Product revenue	—	63

Total revenue	198	3,545
Costs of revenue and operating expenses:
Cost of service revenue	434	1,255
Cost of product revenue	—	72
Research and development	6,800	7,704
Selling, general and administrative	2,509	2,711

	9,743	11,742

Operating loss	(9,545)	(8,197)
Other income (expense):
Interest income	1	103
Interest expense	(810)	(307)
Other income	—	178

Net loss attributable to GTC	$(10,354)	$(8,223)

Net loss per common share (basic and diluted)	$(0.10)	$(0.10)

Weighted average number of common shares outstanding (basic and diluted)	104,075	83,245

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal three months ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net loss from operations	$(10,354)	$(8,223)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	549	797
Stock based compensation	227	90
Amortization of premium (discount) on marketable securities	—	118
Common stock issuance to GTC savings and retirement plan	793	—
Write off of fixed assets	222	—
Non-cash interest expense	225	36
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	262	(74)
Inventory	555	(1,371)
Other assets and liabilities	(579)	(127)
Accounts payable	(766)	(259)
Accrued liabilities	(366)	99
Deferred contract revenue	4,712	(170)

Net cash used in operating activities	(4,520)	(9,084)
Cash flows from investing activities:
Purchase of property, plant and equipment	(14)	(229)
Redemption of marketable securities	—	5,846

Net cash (used in) provided by investing activities	(14)	5,617
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net of offering costs	—	5,580
Net proceeds from employee stock purchase plan	7	24
Repayment of long-term debt and capital leases	(342)	(283)

Net cash (used in) provided by financing activities	(335)	5,321

Net increase (decrease) in cash and cash equivalents	(4,869)	1,854
Cash and cash equivalents at beginning of period	11,643	9,075

Cash and cash equivalents at end of period	$6,774	$10,929

Supplemental disclosure of cash flow information:
Conversion of LFB debt, net of debt discount	$—	$1,135
Reclassification of warrants to liability	96	—
Assets purchased under capital lease	118	—

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

These unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of GTC Biotherapeutics, Inc., or GTC, for the fiscal year ended December 28, 2008 (referred to as the 2008 Form 10-K) and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2008 Form 10-K. The financial statements for the three fiscal months ended March 29, 2009 and March 30, 2008, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature. Comprehensive loss is substantially the same as our net loss.

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

On June 30, 2008, we entered into an additional amendment to the Joint Development and Commercialization Agreement with LFB Biotechnologies, S.A.S.U., or LFB, a related party, to establish LFB/GTC LLC as a separate legal entity for the joint venture. Our investment in the joint venture is being accounted for at cost based on our ownership percentage and is not being consolidated in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R), as we are not the primary beneficiary of the joint venture.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of $312.2 million at March 29, 2009. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Our primary sources of additional capital raised have been equity financings and debt financings. Management expects that future sources of funding will include sales of equity or debt securities and new or expanded partnering arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. If no funds are available we would have to sell or liquidate the business. If adequate funds are not available we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding will dilute ownership of our current equity investors. Based on our cash balance as of March 29, 2009, as well as potential cash receipts from existing programs and temporary deferral of certain vendor payments, we have the ability to continue our operations through the second quarter of 2009, including normal recurring debt service payments. We are actively engaged in discussions with new and existing investors to refinance the company through the sale of equity or debt securities and we anticipate completion of a transaction in the second quarter of 2009. In addition, we are currently in discussions for potential new partnering transactions with a plan to bring further financial resources into GTC in the second half of 2009 through upfront payments. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

2.	Net Loss per Common Share:

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of shares issuable upon conversion or exercise of convertible preferred stock, warrants, stock options and stock to be issued under the defined contribution retirement plan, totaled 53.2 million shares and 28.1 million shares at March 29, 2009 and March 30, 2008, respectively. Since we were in a net loss position at March 29, 2009 and March 30, 2008, these potential common shares were not used to compute diluted loss per share, as the effect would have been antidilutive. We also have two convertible notes payable to LFB. The first convertible note has a current principal balance of $642,000, net of an unamortized debt discount of $200,000, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering. The second convertible note is due June 30, 2012 and has a current principal balance of $12.3 million, net of unamortized debt discount of $461,000, which may be converted into our common stock at $0.31 per share at LFB’s discretion at any time after June 1, 2009. We have the right to redeem the convertible debt on or before June 1, 2009.

3.	Inventory:

Inventory consists of:

	(dollars in thousands)
	At March 29, 2009	At December 28, 2008
Finished goods	$308	$863

Total inventory	$308	$863

We carry inventory at the lower of cost or market using the first-in, first-out method. We expect that all inventory which we capitalize will be sold for clinical trials or commercial use. Currently, because we have only one customer, we only capitalize inventory if orders have been received. If at any time we believe that the sale of inventory is no longer probable, we will charge the inventory to expense. Because our current cost of production exceeds our agreed upon maximum price, we are expensing these excess costs as incurred. Inventories on hand at March 30, 2009 and December 28, 2008 were related to ATryn®, which we capitalized after completion of the clinical trials in anticipation of marketing approval for commercial sale in the U.S. which we received in February 2009. We anticipate our cost of production will be substantially reduced as we move to larger production volumes to support clinical and commercial requirements.

We analyze our inventory levels quarterly and will write-down inventory that is expected to expire prior to sale, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. Expired inventory will be disposed of, and the related costs will be written off. If actual market conditions are less favorable than those projected by management, additional inventory write-offs may be required. Also, if we need to use a portion of the capitalized inventory for clinical trials, we would expense the inventory when it was designated for use in such clinical trial.

4.	Business Agreements:

LEO Pharma A/S (“LEO”)

LEO Pharma informed us in September 2008 of their internal reprioritization and desire to transfer the ATryn® program to us or a third party. LEO attempted to terminate its 2005 collaboration agreement with us for alleged cause before completion of the Phase II study in DIC. However, LEO made it clear to us that their decision was not based on any safety or efficacy issues with ATryn®. We do not believe that LEO had any basis for such termination, and we further believe that LEO is in breach of the agreement. We initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008. We have asked the tribunal to determine that LEO is not legally entitled to exercise its contractual remedies on termination for alleged cause and that we are entitled to damages with respect to LEO’s actions. In March 2009, we notified LEO that we were terminating the agreement pursuant to the terms of the agreement. This process is still in the preliminary stages, and we cannot predict its likely outcome or, in the event of an unfavorable outcome, the potential consequences to us, including cost. We expect a resolution within the next twelve months and, therefore, we have reclassified the related deferred revenue of approximately $4.4 million to short-term.

JCOM Co. Ltd (“JCOM”)

In February 2009, we entered into a license and development agreement with JCOM, a subsidiary of Dong-A Pharmaceuticals, whereby we granted to JCOM a twelve month option for an exclusive license for Asia and, a separate option for a co-exclusive license for the rest of the world, under our patent and know-how rights for JCOM to make, use, sell, offer for sale and import recombinant human insulin products in these territories. Over the next 12 months we plan to develop appropriate cell lines and demonstrate production of recombinant human insulin products for JCOM. The agreement contemplates the subsequent establishment of a transgenic production system in South Korea. During the first quarter of 2009, we received $750,000 from JCOM, which was recorded as deferred revenue and which will be recognized as revenue when JCOM exercises its options for Asia and the rest of the world or when the options expire, whichever comes first.

Lundbeck Inc. (formerly OVATION Pharmaceuticals)

In June 2008, we entered into a collaboration agreement with Lundbeck Inc, or Lundbeck, to develop and market ATryn® in the United States. The collaboration agreement includes the commercialization of ATryn® in the hereditary antithrombin deficiency, or HD, indication and the further development of ATryn® in acquired antithrombin deficiency indications. Under the agreement the milestone payments to us to date include a total of $9 million through approval of ATryn® for HD in the U.S., including $5 million paid to us during 2008. An additional $4 million was paid to us in the first quarter of 2009. We recorded the $9 million in total milestones received to date as deferred revenue as of the end of the first quarter 2009. The collaboration anticipates further development of ATryn® in larger market acquired deficiencies such as the treatment of heparin resistance in patients undergoing surgery requiring cardiopulmonary bypass and the treatment of disseminated intravascular coagulation associated with severe sepsis.

We will be responsible for production of ATryn® and will receive a transfer price for delivery of commercial product to Lundbeck, a royalty on net sales, $257 million in potential milestone payments (including those already paid), and payment for product used in clinical trials. If Lundbeck decides to proceed with an indication in acquired deficiency, Lundbeck will fund our anticipated costs of clinical development. Lundbeck will be responsible for sales and marketing of ATryn® in the U.S., including all launch activities. In May 2009, Lundbeck launched the sale of ATryn® in the U.S.

5.	Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At March 29, 2009	At December 28, 2008
Accrued payroll and benefits	$1,652	$2,456
Accrued bonuses	1,419	1,254
Other	2,525	2,252

Total accrued expenses	$5,596	$5,962

6.	Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 9 years and 15 years. Amortization expense was approximately $225,000 for each of the fiscal three month periods ended March 29, 2009 and March 30, 3008.

The estimated aggregate amortization expense for all our intangible assets over the next five years is as follows:

Nine months remaining in 2009	$677,000
2010	$902,000
2011	$902,000
2012	$902,000
2013	$902,000
2014 and thereafter	$1,739,000

7.	Stockholders’ Deficit:

In February 2008, we received approximately $5.4 million in proceeds from a registered direct offering, net of approximately $600,000 in offering costs and fees. In the offering, we sold 6.9 million shares of our common stock at $0.87 per share and 7-year warrants, which were immediately exercisable, to purchase an aggregate of 6.9 million shares of our common stock at an exercise price of $0.87 per share.

In March 2008, LFB converted 14,500 shares of Series D Convertible Preferred Stock into 14,500,000 shares of common stock.

8.	Long-Term Debt:

In December 2006, we entered into a term loan with GE Capital in the amount of $10 million, of which $7.1 million was used to pay off a previous loan from GE Capital. In connection with the term loan, we were required to provide $450,000 of cash collateral for two outstanding stand-by letters of credit, which appears as restricted cash on the balance sheet. There are two separate amortization schedules. The first, in the amount of $8 million, carries a fixed 10.8% annual interest rate and monthly payment of principal and interest of approximately $109,000 through December 2011 with a balloon payment of approximately $5.2 million in January 2012. The second, in the amount of $2 million, carries a fixed 10.84% annual interest rate and monthly payments of principal and interest of approximately $65,000 through January 2010. Collateral for the loan includes a first lien on all of our existing and future assets and a second lien on our intellectual property.

In December 2006, as part of the second tranche of investment under an agreement with LFB, we issued a $2.6 million, five-year convertible note to LFB. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings, at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our outstanding common stock on an as converted basis. In connection with the closing of our February 2008 registered direct offering, $1.7 million of the principal amount of this note and approximately $40,000 of accrued interest on that principal amount were converted into approximately 2 million shares of our common stock at the rate of $0.87 per share. Based on our effective borrowing rate of 10.8%, upon issuance of the note, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and our effective borrowing rate. The discount is being amortized over the five year term of the note, resulting in additional interest expense of approximately $18,000 and $36,000 during the first quarter of 2009 and 2008, respectively. Upon the February 2008 partial conversion of the note, approximately $600,000 of unamortized debt discount was reclassified to additional paid in capital.

In December 2008, we issued a $15 million convertible note and a warrant to LFB. Under this agreement, the convertible note will mature on June 20, 2012 and bears interest at an annual rate of 8%. The debt may be converted into our common stock at a conversion price of $0.31 per share at LFB’s discretion at any time after June 1, 2009. Per the agreement, if we pay the note in full before June 1, 2009, which is at our sole discretion, LFB will have the right to require us to redeem the warrants for an aggregate price of $1.5 million in cash. If we pay the note in full upon maturity, we have the option to pay the $1.5 million in shares of our common stock. The proceeds of $15 million were allocated to the convertible note and the warrant based on their relative fair values. Based on that allocation, we recorded approximately $2.5 million to additional paid in capital and debt discount which is being amortized over the term of the note, resulting in additional interest expense of $172,000 during the first quarter of 2009. Under this agreement we issued to LFB a 5-year warrant to purchase 23,193,548 shares of our common stock at an exercise price of $0.31 per share. In connection with the agreement, we recorded a debt discount of approximately $500,000 for costs incurred by us on LFB’s behalf. The debt discount is being amortized over the term of the note, resulting in additional interest expense of approximately $35,000 during the first quarter of 2009. As of March 29, 2009, if LFB fully exercised its warrant and fully converted the $15 million convertible note (which is not convertible before June 1, 2009), LFB would hold, on an as converted basis, approximately 52.2% of our common stock. Collateral for the loan includes a second priority lien on all of our existing and future acquired assets and a first priority lien on our intellectual property.

In December 2008, as a condition of the financing, we entered into an amendment to our term loan with GE Capital which required us to place $4 million of the proceeds from the December 2008 transaction into escrow to secure our existing debt to GE Capital, which is included in other assets on our balance sheet. Net of this escrow, $3.7 million is due on the GE loans. This $4 million escrow requirement is not a covenant under our original term loan with GE Capital. If our cash balance remains below the minimum amount per the agreement for five consecutive days, we have ten days to cure before GE has the option to apply the $4 million escrow balance to the outstanding debt balance. On May 5, 2009, our cash balance fell below the minimum amount per the agreement with GE for the fifth consecutive day. If we are unable to cure this by May 15, 2009 and GE exercises their option to apply the $4 million escrow balance to the outstanding debt balance, we are under no obligation to replenish the escrow. Further, this is not considered a default under either the amendment to our term loan with GE or the original term loan with GE. The repayment of the remaining $3.7 million of the GE loans is unaffected and is repayable in accordance with the original agreement terms.

9.	Fair Value:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007, and we have adopted the standard for those assets and liabilities as of December 31, 2007. The adoption of this statement did not have a material impact on our financial position or results of operations. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer until January 1, 2009 implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The implementation of SFAS 157 in the first quarter of 2009 did not have an impact on our financial position and results of operations.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measure as of March 29, 2009
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$2,947	$2,947	$—	$—

Total	$2,947	$2,947	$—	$—

	Fair Value Measure as of December 28, 2009
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$2,947	$2,947	$—	$—

Total	$2,947	$2,947	$—	$—

10.	Retention Incentive Plan:

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

Participants in the Retention Plan are eligible to receive awards of restricted stock units issued pursuant to our 2002 Equity Incentive Plan. We granted 615,825 restricted stock units during 2008 and 102,600 in January 2009. The restricted stock units awarded under the Retention Plan will not become vested and settle until June 30, 2009, provided the participant remains an employee until that date. If we terminate a participant’s employment without cause (as provided in the Retention Plan) prior to June 30, 2009, all of the participant’s restricted stock units shall become fully vested on the date of the participant’s termination of employment.

During the first quarter of 2009, we recorded approximately $86,000 of compensation expense related to the restricted stock units.

Participant’s in the Retention Plan who remain employed by us through March 31, 2010 will also receive a specified retention payment, payable at the discretion of our Compensation Committee either in a lump sum cash payment or in shares of our common stock. We are accruing this amount on a straight line basis over a 22 month period, resulting in an expense of approximately $117,000 during the first quarter of 2009. If the payment is made in shares of our common stock, the Retention Plan provides for specified minimum valuation levels of our common stock, depending on the employee’s level of seniority, which will be used in determining the number of shares to be issued in lieu of cash.

If we terminate a participant’s employment without cause prior to March 31, 2010, the participant will be entitled to receive his or her retention payment within 30 days following the date of termination.

In November 2008, our Compensation Committee approved and adopted a further retention plan, referred to as the Supplemental Retention Plan. The establishment of this retention plan was also a required condition for the closing of the transactions under the Convertible Note and Warrant Purchase Agreement that we entered into with LFB in October 2008. The purposes and administration of the Supplemental Retention Plan, and the eligible participants, are the same as for the original Retention Plan. Eligible participants under the Supplemental Retention Plan received stock options with a term of five years and an exercise price equal to the $0.31 conversion price of the convertible note and warrants issued to LFB under the Convertible Note and Warrant Purchase Agreement. The stock options will vest in two equal installments on each of September 30, 3009 and June 30, 2010, provided that the recipient remains our employee until these dates.

11.	Emerging Issues Task Force Issue No. 07-5:

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted EITF Issue No. 07-05 as of January 1, 2009. In August 2005, we sold 4,571,429 shares of our Common Stock at $1.75 per share and 5 year warrants to purchase an aggregate of 1,828,573 shares of our Common Stock at an exercise price of $2.68 per share in a private placement to institutional investors, which were exercisable on or after February 10, 2006. This warrant was reassessed under EITF 07-5 and due to a price adjustment clause included in this warrant, it is no longer deemed to be indexed to our stock and therefore, no longer meets the scope exception of FAS 133. Therefore, this warrant was determined to be a derivative and was reclassified to a liability and will be marked to market going forward. As a result, we recorded a cumulative catch up adjustment of approximately $2.3 million to additional paid in capital and approximately $97,000 to other liabilities

12.	New Accounting Pronouncements:

In April 2009, the FASB issued Staff Position No. 115-a, 124-a and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-a”). FSP 115-a will change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess the likelihood of selling the security prior to recovering its costs basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery. FSP 115-a will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP 115-a in the second quarter of 2009, and we do not anticipate the adoption will have an impact on our financial position and results of operations.

In April 2009, the FASB issued Staff Position No. 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-b”). FSP 107-b will increase the frequency of fair value disclosures from annual only to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial statements. FSP 107-b will require public entities to disclose in their interim financial statements the fair value of all financial instruments within the scope of FASB No. 107, as well as the method(s) and significant assumptions used to estimate the fair value of those financial instruments. FSP 107-b will be effective for interim and annual periods ending June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will adopt FSP 107-b in the second quarter of 2009, and we do not anticipate the adoption will have an impact on our financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We are the leader in the development and production of human therapeutic proteins through transgenic technology that enables animals to produce what is known as a recombinant form of a specified human protein in their milk. Using this technology, we are developing a portfolio of recombinant blood proteins to treat a range of genetic and acquired blood deficiencies, including hemophilia and other blood coagulation disorders. These blood proteins, also known as plasma proteins, are difficult to produce in other manufacturing systems, and some are currently only available by extraction from human blood. We have also initiated the development of a portfolio of monoclonal antibodies, or MAb’s, for use as potential follow-on biologics targeted at several large market products. The level and speed of our proprietary products will be dependent upon our financial resources and new partnering arrangements as well as progress made in the legislative process related to follow-on biologics. After ATryn®, the next highest priority is recombinant factor VIIa referred to as rhFVIIa.

Our first product, ATryn®, is a recombinant form of human antithrombin, a blood protein with anticoagulation and anti-inflammatory properties. On February 6, 2009, we received United States Food and Drug Administration, or FDA, approval for ATryn® for patients with hereditary antithrombin deficiency, or HD, undergoing surgery or childbirth in the United States, making ATryn® the first transgenically derived therapeutic protein approved by the FDA. The FDA has also designated ATryn® an Orphan Drug in this indication. Along with the approval of ATryn®, the FDA’s Center for Veterinary Medicine also approved our New Animal Drug Application, the first of its kind to regulate genetically engineered animals. This is now required for a recombinant technology used to develop transgenic animals, such as the goats that produce recombinant antithrombin. In 2006, we obtained European Commission approval of the use of ATryn® as a prophylactic treatment for HD patients undergoing surgical procedures. We believe that the regulatory approval of ATryn® in the U.S. and Europe achieved an important validation of our production technology, which will assist in obtaining approvals for other compounds and in other countries. We plan to develop ATryn® and several of our other recombinant proteins through strategic collaborations.

In September 2006, we entered into a collaboration agreement with LFB Biotechnologies, or LFB, to develop selected recombinant plasma proteins and MAb’s. The first program in this collaboration is for the development of a recombinant form of human blood coagulation factor VIIa for the treatment of patients with hemophilia. This collaboration has now been established in a separate joint venture entity, and we have now added to the joint venture programs to develop a recombinant form of human blood coagulation factor IX, recombinant human alpha-1 antitrypsin, as well as an antibody to the CD20 immune system receptor, the same target as for the MAb marketed as Rituxan®.

In June 2008, we entered into our collaboration agreement with Lundbeck Inc., (formerly OVATION Pharmaceuticals), to develop and market ATryn® in the U.S. The collaboration agreement includes the commercialization of ATryn® in the HD indication and the further development of ATryn® in acquired antithrombin deficiency indications, or AD.

We believe that the cost and large scale supply advantages of our transgenic production technology are ideally suited to developing cost-effective, follow-on biologics, particularly MAbs, once the innovator biologics no longer have patent protection. MAbs are proteins that are generated by the immune system and bind to a specific target. MAbs typically express at reasonable levels in traditional recombinant production systems, but are often required in large quantities for their use in chronic disease indications. The patents for the first generation of therapeutic MAbs and other antibody-like proteins begin to expire in 2013, creating a significant opportunity for companies that are capable of producing biosimilar versions of the innovator products. The regulatory requirements for biosimilar products following patent expiration has been defined in Europe, and in the U.S. Congress is considering similar legislation. We anticipate that each follow-on product will generally require some level of clinical study, although not necessarily as extensive as that performed for the innovator antibody. We also have a development agreement in place with AgResearch in New Zealand for co-funding further development of selected follow-on biologics.

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

We have also used our transgenic technology in external programs to produce therapeutic products for our partners. For our external programs, we enter into licensing and development agreements with partners to use our transgenic technology to develop, produce, and purify recombinant forms of therapeutic proteins. Historically, we operated on a service contract basis, generally receiving fees for the development of the production platform and production and purification of the proteins. We currently have two active external programs, one with PharmAthene and another with JCOM. Most of our first quarter 2009 and 2008 revenues were derived from our external programs.

We have operated at a net loss since our inception in 1993, and we used $4.5 million of net cash in our operating cash flows during the first three months of 2009. Our recurring losses from operations and our limited funds raise substantial doubt about our ability to continue as a going concern. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations. Based on our cash balance as of March 29, 2009, as well as potential cash receipts from existing programs and temporary deferral of certain vendor payments, our resources will be sufficient to fund operations through the second quarter of 2009. We expect that future sources of funding will include sales of equity or debt securities and new or expanded collaboration arrangements. If no funds are available, we would have to sell or liquidate the business. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialized independently. Additionally, any future equity funding will dilute ownership of our existing equity investors.

This discussion and analysis of our financial condition should be read in connection with our consolidated financial statements herein and the accompanying notes thereto, and, our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (our 2008 Form 10-K), in particular, the information set forth therein under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations The key components to our losses are revenue, costs of revenue, and research and development expenses.

Fiscal three months ended March 29, 2009 and March 30, 2008

	(dollars in thousands)
	March 29, 2009	March 30, 2008	$ Change	% Change
Revenue	$198	$3,545	$(3,347)	(95)%
Cost of revenue	$434	$1,327	$(893)	(68)%
Research and development	$6,800	$7,704	$(904)	(12)%

Revenue. During the first quarter of 2009, our revenue was derived from our external development programs. During the first quarter of 2008, we derived approximately $3.4 million of our revenue from our external development programs, primarily with Merrimack and PharmAthene. The Merrimack agreement was completed during the third quarter of 2008, and the work on the PharmAthene agreement was substantially completed during the fourth quarter of 2008. We expect revenue from external programs to continue to vary from quarter to quarter due to the nature, timing and specific requirements for these development activities. In subsequent quarters we expect shipments of ATryn® product to also generate revenue, though it will vary from quarter to quarter. During the first quarter of 2009 we received $4 million in milestone payments from Lundbeck and $750,000 in milestone payments from JCOM neither of which were recorded as revenue. The milestone payments from Lundbeck and JCOM were recorded as deferred revenue on our balance sheet due to cash received for which revenue had not yet been recognized pursuant to our revenue recognition policy.

Cost of revenue. The decrease in cost of revenue is primarily a result of a decrease of approximately $780,000 on the PharmAthene program related to development activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. Our first quarter 2009 research and development expense included $3.8 million related to the ATryn® program, a decrease of $1.3 million as compared to $5.1 million in the first quarter of 2008. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions)
	Fiscal three months ended
	March 29, 2009	March 30, 2008
ATryn® manufacturing expenses	$0.9	$2.5
EMEA regulatory process expenses	0.2	0.3
U.S. clinical trial and regulatory expenses	1.2	1.3
Other	1.5	1.0

Total	$3.8	$5.1

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to Lundbeck, as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

During the first quarter of 2009, we incurred approximately $1.2 million in support of the programs in our LFB joint venture (FVIIa, FIX, CD20 and AAT). During the first quarter of 2008, we incurred approximately $1.6 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT). We also incurred approximately $1.8 million of expense on other research and development programs, including follow on biologics, during the first quarter of 2009 as compared to $900,000 in the first quarter of 2008. Reimbursement by LFB of the expenses incurred in support of the programs in our LFB collaboration did not begin until the second quarter of 2008.

We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of equity financings, partnering payments, receipts from contracts for external programs, grant proceeds, debt financings and interest income earned on our cash and cash equivalents, until such time as product sales and royalties occur and we achieve positive cash flow from operations. We expect that our ability to raise future funds will be affected by our ability to enter into new or expanded partnering arrangements or contracts for external programs, the terms and progress of such arrangements or contracts for external programs and our internal programs, including the transfer of European marketing rights to a new partner, the market launch of ATryn® in the U.S. for HD, the progress of initial clinical trials of ATryn® for AD indications, the results of research and development and preclinical testing of our other proprietary product candidates, and advances in competing products and technologies, as well as general market conditions.

We use our cash primarily to pay salaries, wages and benefits, facility and facility-related costs of farm, laboratory and office space and other outside direct costs such as manufacturing and clinical trial expenses. During the first three months of 2009 we had a net decrease in cash and marketable securities of $4.9 million, which reflects $4.5 million used in operations and $342,000 to pay down debt. We are actively engaged in discussions with new and existing investors to refinance the company through the sale of equity or debt securities and we anticipate completion of a transaction in the second quarter of 2009. In addition, we are currently in discussions for potential new partnering arrangements with a plan to bring in further financial resources in the second half of 2009 through upfront payments. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all. We estimate the net use of cash in operations for the remainder of 2009 to be approximately $13 million to $17 million assuming that in the remainder of 2009 we receive $14 million to $18 million from new or expanded partnership relationships.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in the first quarter of 2009 and since inception, and we have an accumulated deficit of $312.2 million at March 29, 2009. The primary sources of additional capital raised in 2008 and the first three months of 2009 have been equity financings and debt financings. Based on our cash balance as of March 29, 2009, as well as potential cash receipts from existing programs and temporary deferral of certain vendor payments, we have the ability to continue our operations through the second quarter of 2009. We expect that future sources of funding will include sales of equity or debt securities and new or expanded collaboration arrangements. If no funds are available we would have to sell or liquidate the business. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding will dilute ownership of our existing equity investors.

Cash Flows used in Operating Activities

Cash used in operating activities decreased by approximately $4.6 million from $9.1 million for the first three months of 2008 to $4.5 million in the first three months of 2009. The decrease is primarily a result of milestone payments of $4 million received from Lundbeck and $750,000 received from JCOM in 2009.

Cash Flows from Investing Activities

There were no significant cash flows provided by or used in investing activities during the first quarter of 2009 as compared to $5.6 million provided by investing activities in the first quarter of 2008. The decrease is a result of the redemption of all of our short term investments during 2008.

Cash Flows from Financing Activities

Equity Financing Activities

In February 2008, we received approximately $5.6 million in proceeds from a registered direct offering, net of approximately $600,000 in offering costs and fees. In the offering, we sold 6.9 million shares of our common stock at $0.87 per share (market price on the date of the agreement) and 7-year warrants, which were immediately exercisable, to purchase an aggregate of 6.9 million shares of our common stock at an exercise price of $0.87 per share.

Credit Facility

Our $20.7 million of outstanding long-term debt at March 29, 2009 includes $7.7 million owed to GE Capital, approximately $13 million owed to LFB net of unamortized discount of approximately $461,000 on the LFB convertible note that we issued to LFB in December 2008 and approximately $642,000 owed to LFB net of an unamortized discount of approximately $201,000 on the LFB convertible note that we issued to LFB in December 2006. Of the $20.7 million, approximately $1.3 million was classified as current, which reflects the amount due through March 2010 on our GE Capital term loan.

In December 2008, as a condition of the financing, we entered into an amendment to our term loan with GE Capital which required us to place $4 million of the proceeds from the December 2008 transaction into escrow to secure our existing debt to GE Capital, which is included in other assets on our balance sheet. Net of this escrow, $3.7 million is due on the GE loans. This $4 million escrow requirement is not a covenant under our original term loan with GE Capital. If our cash balance remains below the minimum amount per the agreement for five consecutive days, we have ten days to cure before GE has the option to apply the $4 million escrow balance to the outstanding debt balance. On May 5, 2009, our cash balance fell below the minimum amount per the agreement with GE for the fifth consecutive day. If we are unable to cure this by May 15, 2009 and GE exercises their option to apply the $4 million escrow balance to the outstanding debt balance, we are under no obligation to replenish the escrow. Further, this is not considered a default under either the amendment to our term loan with GE or the original term loan with GE. The repayment of the remaining $3.7 million of the GE loans is unaffected and is repayable in accordance with the original agreement terms.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2008 Form 10-K. We have reviewed the commitments and contingencies at March 29, 2009 and noted that there were no material changes or additions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk since December 28, 2008. Our market risk disclosures are discussed in our 2008 Form 10-K under the heading Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

LEO Pharma informed us in September 2008 of their internal reprioritization and desire to transfer the ATryn® program to us or a third party. LEO attempted to terminate its 2005 collaboration agreement with us for alleged cause before completion of the Phase II study in DIC. However, LEO made it clear to us that their decision was not based on any safety or efficacy issues We do not believe that LEO had any basis for such termination, and we further believe that LEO is in breach of the agreement. We initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008. We have asked the tribunal to determine that LEO is not legally entitled to exercise its contractual remedies on termination for alleged cause and that we are entitled to damages with respect to LEO’s actions. In March 2009, we notified LEO that we were terminating the agreement pursuant to the terms of the agreement. This process is still in the preliminary stages, and we cannot predict its likely outcome or, in the event of an unfavorable outcome, the potential consequences to us, including cost.

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

We are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 6.	EXHIBITS.

Exhibit	Description
3.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2009	GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009.

3.2	By-Laws of GTC, as amended. Filed as Exhibit 3.1 to GTC’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) filed on August 18, 1999 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350. Filed herewith.