Form 10-Q
period 2009-06-28
GTC BIOTHERAPEUTICS INC
filed 2009-07-31
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock, $0.01 par value	10,488,983

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, continued operating losses, our ability to raise additional capital, technology risks to our transgenically produced products, the performance of our collaboration partners and continuation of our collaborations, our ability to enter into collaborations in the future and the terms of such collaborations, regulatory approval of our transgenically produced products, preclinical and clinical testing of our transgenically produced products, and those factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 as filed with the Securities and Exchange Commission, as supplemented and amended by the “Risk Factors” contained in our Quarterly Reports on Form 10-Q.

The forward-looking statements in this Quarterly Report on Form 10-Q are as of the date of this report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

NOTE REGARDING REVERSE STOCK SPLIT

On May 26, 2009 we effected a reverse stock split of our outstanding common stock. In order to provide accurate comparisons of our financial position as of the end of the quarterly period ended June 28, 2009 to prior periods, we have adjusted certain stock amounts and conversion prices of prior periods to accurately reflect the impact of the reverse stock split on our outstanding common stock.

GTC BIOTHERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	June 28, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,739	$11,643
Accounts receivable and unbilled contract revenue	150	287
Inventory	323	863
Other current assets	3,197	962

Total current assets	8,409	13,755
Net property, plant and equipment	12,723	13,396
Intangible assets, net	5,798	6,249
Other assets	1,565	2,404
Restricted cash	599	4,599

Total assets	$29,094	$40,403

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,955	$8,024
Accrued liabilities	7,352	5,962
Short-term deferred contract revenue	7,011	688
Current portion of long-term debt	1,097	1,383

Total current liabilities	24,415	16,057
Long-term deferred contract revenue	8,407	9,180
Long-term debt, net of current portion	49	6,577
Long-term debt to LFB Biotechnologies, net of debt discount	20,076	12,692
Other long-term liabilities	76	20

Total liabilities	53,023	44,526
Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized: 15,000 shares were designated as Series D convertible preferred stock, $.01 par value; 115 were issued and outstanding at June 28, 2009 and December 28, 2008	—	—
Common stock, $.01 par value; 210,000,000 shares authorized; 10,444,658 and 10,296,477 shares were issued and outstanding at June 28, 2009 and December 28, 2008, respectively	104	1,029
Capital in excess of par value	298,942	298,963
Accumulated deficit	(322,975)	(304,115)

Total shareholders’ deficit	(23,929)	(4,123)

Total liabilities and shareholders’ deficit	$29,094	$40,403

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended		Fiscal six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
Service revenue	$632	$4,920	$830	$8,465
Product revenue	23	4,219	23	4,219

Total revenue	655	9,139	853	12,684
Costs of revenue and operating expenses:
Cost of service revenue	354	1,377	620	2,632
Cost of product revenue	16	4,215	16	4,287
Research and development	6,805	2,692	13,773	10,396
Selling, general and administrative	3,136	2,680	5,645	5,391

	10,311	10,964	20,054	22,706

Operating loss	(9,656)	(1,825)	(19,201)	(10,022)
Other income (expense):
Interest income	20	45	21	148
Interest expense	(1,201)	(281)	(2,011)	(588)
Other income (expense)	80	(152)	80	26

Net loss	$(10,757)	$(2,213)	$(21,111)	$(10,436)

Net loss per common share (basic and diluted)	$(1.03)	$(0.22)	$(2.03)	$(1.12)

Weighted average number of common shares outstanding (basic and diluted)	10,440	10,279	10,424	9,302

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal six months ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net loss from operations	$(21,111)	$(10,436)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,095	1,429
Stock based compensation	490	266
Amortization of premium (discount) on marketable securities	—	90
Common stock issuance to GTC savings and retirement plan	793	210
Write off of fixed assets	222	—
Non-cash interest expense	584	54
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	137	(736)
Inventory	540	(197)
Other assets and liabilities	(1,352)	224
Accounts payable	1,444	1,241
Accrued liabilities	1,390	1,238
Deferred contract revenue	5,550	(1,518)

Net cash used in operating activities	(10,218)	(8,135)
Cash flows from investing activities:
Purchase of property, plant and equipment	(34)	(331)
Sale of property, plant and equipment	—	108
Redemption of marketable securities	—	6,600

Net cash (used in) provided by investing activities	(34)	6,377
Cash flows from financing activities:
Net proceeds from the LFB convertible debt financing	4,026	—
Net proceeds from the issuance of common stock, net of offering costs	—	5,445
Net proceeds from employee stock purchase plan	18	24
Repayment of long-term debt and capital leases	(696)	(573)

Net cash provided by financing activities	3,348	4,896

Net increase (decrease) in cash and cash equivalents	(6,904)	3,138
Cash and cash equivalents at beginning of period	11,643	9,075

Cash and cash equivalents at end of period	$4,739	$12,213

Supplemental disclosure of cash flow information:
Conversion of LFB debt, net of debt discount	$—	$1,756
Release of restricted cash for repayment of long-term debt	4,000	—
Settlement of liability due to LFB conversion to convertible note	513	—
Reclassification of warrants to liability	96	—
Assets purchased under capital lease	159	—

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2008 Form 10-K. The financial statements for the six fiscal months ended June 28, 2009 and June 29, 2008, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature. Comprehensive loss is substantially the same as our net loss.

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

On June 30, 2008, we entered into an additional amendment to the Joint Development and Commercialization Agreement with LFB Biotechnologies, S.A.S., or LFB, a related party, to establish LFB/GTC LLC as a separate legal entity for the joint venture. Our investment in the joint venture is being accounted for at cost based on our ownership percentage and is not being consolidated in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R), as we are not the primary beneficiary of the joint venture.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of approximately $323 million at June 28, 2009. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Our primary sources of additional capital raised have been equity financings and debt financings. Management expects that future sources of funding will include sales of equity or debt securities and new or expanded partnering arrangements. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies. If no funds are available we would have to sell or liquidate the business. If adequate funds are not available we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding will dilute ownership of our current equity investors. In June 2009, we entered into agreement with LFB to provide a total of $12.3 million of cash proceeds to us. We also granted LFB an option to purchase additional securities, which would provide us an additional $6.4 million of cash proceeds. (see Note 9). Based on our cash balance as of June 28, 2009, as well as potential cash receipts from the closing of the LFB financing transactions of $12.3 million and existing programs, we anticipate that we have the ability to continue our operations into the fourth quarter of 2009, including normal recurring debt service payments. We are currently engaged in discussions for potential new partnering transactions and plan to bring further financial resources into GTC in the second half of 2009 through some combination of partnering transactions, LFB’s option to purchase additional convertible preferred stock under the June 2009 financing transaction and other debt or equity financing. However, there can be no assurance that we will be able to enter into anticipated partnering-arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

2.	Net Loss per Common Share:

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares, consisting of shares issuable upon conversion or exercise of convertible preferred stock, warrants, stock options and stock to be issued under the defined contribution retirement plan, totaled 5.4 million shares and 2.22 million shares at June 28, 2009 and June 29, 2008, respectively. Since we were in a net loss position at June 28, 2009 and June 29, 2008, these potential common shares were not used to compute diluted loss per share, as the effect would have been anti-dilutive. We also have three convertible notes payable to LFB. The first convertible note has a current principal balance of $660,000, net of an unamortized debt discount of $182,000, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering. The second convertible note is due June 30, 2012 and has a current principal balance of $12.5 million, net of unamortized debt discount of $426,000, which may be converted into our common stock at $3.10 per share at LFB’s discretion. The third convertible note has a current principal balance of $4.5 million which automatically converts into shares of our new Series E-1 Preferred Stock following shareholder approval at a conversion price of $1,000 per share (see Note 9).

3.	Reverse Stock Split:

On May 26, 2009, we filed Articles of Amendment to our Restated Articles of Organization with the Secretary of the Commonwealth of Massachusetts to effect a reverse split of our common stock in the ratio of one-for-ten. The reverse stock split was effective at 11:59 p.m. on May 26, 2009. All fractional shares created by the reverse stock split were cashed out. All historical share and per share amounts have been adjusted to reflect the reverse stock split, however, we have not adjusted the prior year balance sheet.

4.	Inventory:

Inventory consists of finished goods at June 28, 2009 and December 28, 2008.

We carry inventory at the lower of cost or market using the first-in, first-out method. We expect that all inventory which we capitalize will be sold for clinical trials or commercial use. Currently, because we have only one customer, we only capitalize inventory if orders have been received. If at any time we believe that the sale of inventory is no longer probable, we will charge the inventory to expense. Because our current cost of production exceeds our agreed upon maximum price, we are expensing these excess costs as incurred. Inventories on hand at June 28, 2009 and December 28, 2008 were related to ATryn®, which we capitalized after completion of the clinical trials in anticipation of marketing approval for commercial sale in the U.S., which we received in February 2009. We anticipate our cost of production will be substantially reduced as we move to larger production volumes to support clinical and commercial requirements.

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

5.	Business Agreements:

LEO Pharma A/S (“LEO”)

LEO Pharma informed us in September 2008 of their internal reprioritization and desire to transfer the ATryn® program to us or a third party. LEO attempted to terminate its 2005 collaboration agreement with us for alleged cause before completion of the Phase II study in disseminated intravascular coagulation associated with severe sepsis, or DIC. However, LEO made it clear to us that their decision was not based on any safety or efficacy issues with ATryn®. We do not believe that LEO had any basis for such termination, and we further believe that LEO is in breach of the agreement. We initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008. We have asked the ICC arbitration tribunal to determine that LEO is not legally entitled to exercise its contractual remedies on termination for alleged cause and that we are entitled to damages with respect to LEO’s actions. In March 2009, we notified LEO that we were terminating the agreement pursuant to the terms of the agreement. We are scheduled to have a hearing in the ICC arbitration in the third quarter of 2009 but cannot predict its likely outcome or, in the event of an unfavorable outcome, the potential consequences to us, including cost. We expect a resolution within the next twelve months and, therefore, in the first quarter of 2009 we have reclassified the related deferred revenue of approximately $4.4 million to short-term.

JCOM Co. Ltd (“JCOM”)

In February 2009, we entered into a license and development agreement with JCOM, an affiliate of Dong-A Pharmaceuticals, whereby we granted to JCOM a twelve month option for an exclusive license for Asia and, a separate option for a co-exclusive license for the rest of the world, under our patent and know-how rights for JCOM to make, use, sell, offer for sale and import recombinant human insulin products in these territories. Over the next 12 months we plan to develop appropriate cell lines and demonstrate production of recombinant human insulin products for JCOM. The agreement contemplates the subsequent establishment of a transgenic production system in South Korea. During the first quarter of 2009, we received $750,000 from JCOM, which was recorded as deferred revenue and which will be recognized as revenue when JCOM either exercises its options for Asia and the rest of the world or when the options expire, whichever comes first.

Lundbeck Inc. (formerly OVATION Pharmaceuticals)

In June 2008, we entered into a collaboration agreement with Lundbeck Inc., or Lundbeck, to develop and market ATryn® in the United States. The collaboration agreement includes the commercialization of ATryn® in the hereditary antithrombin deficiency, or HD, indication and the further development of ATryn® in acquired antithrombin deficiency indications. Under the agreement the milestone payments to us to date include a total of $9 million through approval of ATryn® for HD in the U.S., including $5 million paid to us during 2008. An additional $4 million was paid to us in the first quarter of 2009. We recorded the $9 million in total milestones received to date as deferred revenue, which will be recognized as revenue on a straight-line basis over the 20 year life of the agreement. The collaboration anticipates further development of ATryn® in larger market acquired deficiencies such as the treatment of heparin resistance in patients undergoing surgery requiring cardiopulmonary bypass and the treatment of disseminated intravascular coagulation associated with severe sepsis.

We will be responsible for production of ATryn® and will receive a transfer price for delivery of commercial product to Lundbeck, a royalty on net sales, potential milestone payments, and payment for product used in clinical trials. In May 2009, Lundbeck launched the sale of ATryn® in the U.S.

6.	Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At June 28, 2009	At December 28, 2008
Accrued payroll and benefits	$2,090	$2,456
Accrued bonuses – 2008	1,073	1,254
Accrued bonuses – 2009	693	—
Other	3,496	2,252

Total accrued expenses	$7,352	$5,962

7.	Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 9 years and 15 years. Amortization expense was approximately $225,000 for each of the fiscal three-month periods ended June 28, 2009 and June 29, 2008 and $451,000 for each of the fiscal six-month periods ended June 28, 2009 and June 29, 2008.

The estimated aggregate amortization expense for all our intangible assets over the next five years is as follows:

Six months remaining in 2009	$452,000
2010	$902,000
2011	$902,000
2012	$902,000
2013	$902,000
2014 and thereafter	$1,739,000

8.	Stockholders’ Deficit:

In February 2008, we received approximately $5.4 million in proceeds from a registered direct offering, net of approximately $600,000 in offering costs and fees. In the offering, we sold approximately 690,000 shares of our common stock at $8.70 per share and 7-year warrants, which were immediately exercisable, to purchase an aggregate of approximately 690,000 shares of our common stock at an exercise price of $8.70 per share.

In March 2008, LFB converted 1,450 shares of Series D Convertible Preferred Stock into 1,450,000 shares of common stock.

9.	Long-Term Debt:

In December 2006, we entered into a term loan with GE Capital in the amount of $10 million, of which $7.1 million was used to pay off a previous loan from GE Capital. As a result of the June 2009 financing with LFB (discussed below) the term loan with GE Capital was repaid in full on June 18, 2009.

In December 2006, as part of the second tranche of investment under an agreement with LFB, we issued a $2.6 million, five-year convertible note to LFB. The note accrues interest at a rate of 2% per annum and will automatically convert into shares of our common stock in conjunction with any future common stock offerings, at the per share offering price of the respective offering, but only to the extent that any conversion does not result in LFB’s holdings exceeding 19.9% of our outstanding common stock on an as converted basis. In connection with the closing of our February 2008 registered direct offering, $1.7 million of the principal amount of this note and approximately $40,000 of accrued interest on that principal amount were converted into approximately 200,000 shares of our common stock at the rate of $8.70 per share. Based on our effective borrowing rate of 10.8%, upon issuance of the note, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and our effective borrowing rate. The discount is being amortized over the five year term of the note, resulting in additional interest expense of approximately $18,000 during the second quarter of 2009 and 2008 and $37,000 and $55,000 during the first six months of 2009 and 2008, respectively. Upon the February 2008 partial conversion of the note, approximately $600,000 of unamortized debt discount was reclassified to additional paid in capital.

In December 2008, we issued a $15 million convertible note and a warrant to LFB. Under this agreement, the convertible note will mature on June 20, 2012 and bears interest at an annual rate of 8%. The debt may be converted into our common stock at a conversion price of $3.10 per share at LFB’s discretion. Under this agreement we issued to LFB a 5-year warrant to purchase 2,319,354 shares of our common stock at an exercise price of $3.10 per share. If we pay the note in full upon maturity, LFB has the right to require us to redeem the warrant for $1.5 million, which we have the option to pay in shares of our common stock. The proceeds of $15 million were allocated to the convertible note and the warrant based on their relative fair values. Based on that allocation, we recorded approximately $2.5 million to additional paid in capital and a debt discount which is being amortized over the term of the note, resulting in additional interest expense of $173,000 during the second quarter of 2009 and $345,000 during the first six months of 2009. In connection with the agreement, we also recorded a debt discount of approximately $500,000 for costs incurred by us on LFB’s behalf for completing the transaction, which is being amortized over the term of the note, resulting in additional interest expense of approximately $35,000 during the second quarter of 2009 and $70,000 during the first six months of 2009.

In June 2009, we entered into agreements with LFB that provided a total of $12.3 million of cash proceeds to us. We also granted LFB an option to purchase additional securities, which would provide us an additional $6.4 million of cash proceeds if LFB elects to exercise the option. Shareholder approval of the issuance of convertible preferred stock for these transactions was granted at a special shareholder meeting held on July 30, 2009. Under these agreements we issued to LFB a $4.5 million secured convertible note in June of 2009, resulting in $4 million of cash proceeds to us and relieving a payable amount of approximately $513,000 owed to LFB for their excess funding of costs in our joint venture. The convertible note automatically converted into a new series of convertible preferred stock upon shareholder approval. LFB purchased an additional $21 million of convertible preferred stock through payment to us of $8.3 million. Under the terms of the agreement, the remaining $12.8 million is subject to an escrow arrangement to secure the future dividends payable on this convertible preferred stock, which accrue at a rate of 10% over five years. If the preferred stock is converted within one year of its issuance, the escrowed funds will be paid in full to LFB. The conversion price for 47% of the convertible preferred stock will be $2.63 per share, representing a total of 4,562,738 shares of common stock, and for the remaining 53% it will be $2.2368 per share, based on the volume weighted average market price at shareholder approval, representing 6,035,408 shares of our common stock. In connection with the closing, we received an aggregate of $12.3 million of cash proceeds from the LFB financing. LFB will have the option for six months to purchase $12.8 million of additional shares of convertible preferred stock with the same conversion prices allocated in the same proportions as in the original investment. If the option is fully exercised, it would provide LFB with an additional $12.8 million of convertible preferred stock, and we would receive an additional $6.4 million of cash funding to us on the same terms as the initial investment, with the balance of the purchase price subject to an escrow arrangement between us and LFB.

As part of these agreements, LFB also paid off the remaining net principal amount of our term loan with GE Capital for $3.5 million. This $3.5 million of new debt to LFB will be repaid on a 10-year amortization schedule at a 10.8% interest rate with a balloon payment on January 1, 2012. LFB holds a first lien on all of our assets, including intellectual property, to secure this debt and its existing debt from us. The payoff of the GE Capital term loan was considered an extinguishment of debt and, therefore, we wrote off approximately $211,000 of deferred financing costs associated with the GE Capital term loan to interest expense during the second quarter of 2009. We were also charged an early termination fee of approximately $133,000 in accordance with the GE Capital term loan, which was also recorded to income expense during the second quarter of 2009.

As of June 28, 2009, if LFB had fully exercised its warrants and had fully converted both its $15 million and $4.5 million convertible notes, LFB would have held, on an as converted basis, approximately 62% of our common stock. At closing of the LFB financing on July 31 2009, LFB received an additional $25.5 million of preferred stock, including the conversion of the $4.5 million convertible note into preferred stock, which if converted in full into common stock, would increase LFB’s holdings to approximately 70.1% of our common stock.

At June 28, 2009 and December 28, 2008, the fair values of our debt instruments were as follows:

	(dollars in thousands)
	At June 28, 2009	At December 28, 2008
GE Capital loan due December 2011 – Paid in full in June 2009	$—	$6,379
GE Capital loan due January 2010 – Paid in full in June 2009	—	678
2006 Convertible note to LFB, fixed annual interest of 2%	639	609
2008 Convertible note to LFB, fixed annual interest of 8%	12,772	11,685
2009 Promissory note to LFB, fixed annual interest of 10.8%	3,176	—
2009 Convertible note to LFB, fixed annual interest of 10.8%	4,012	—

The fair values of our GE Capital loans and our LFB convertible notes were calculated using a net present value approach using Level 3—Unobservable inputs which are inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, under SFAS 157.

10.	Fair Value:

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) provides a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, we elected to defer until January 1, 2009 implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The implementation of SFAS 157 in the first quarter of 2009 did not have an impact on our financial position and results of operations.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measure as of June 28, 2009
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$448	$448	$—	$—

Total	$448	$448	$—	$—

	Fair Value Measure as of December 28, 2008
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$2,947	$2,947	$—	$—

Total	$2,947	$2,947	$—	$—

11.	Retention Incentive Plan:

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

Participants in the Retention Plan were eligible to receive awards of restricted stock units issued pursuant to our 2002 Equity Incentive Plan. We granted 61,583 restricted stock units during 2008 and 10,260 in January 2009. The restricted stock units awarded under the Retention Plan vested and settled on June 30, 2009, provided the participant remained an employee until that date.

During the second quarter of 2009 and first six months of 2009, we recorded approximately $84,000 and $170,000, respectively, of compensation expense related to the restricted stock units.

Participants in the Retention Plan who remain employed by us through March 31, 2010 will also receive a specified retention payment, payable at the discretion of our Compensation Committee either in a lump sum cash payment or in shares of our common stock. We are accruing this amount on a straight line basis over a 22-month period, resulting in an expense of approximately $210,000 during the second quarter of 2009 and approximately $327,000 during the first six months of 2009. If the payment is made in shares of our common stock, the Retention Plan provides for specified minimum valuation levels of our common stock, depending on the employee’s level of seniority, which will be used in determining the number of shares to be issued in lieu of cash.

If we terminate a participant’s employment without cause prior to March 31, 2010, the participant will be entitled to receive his or her retention payment within 30 days following the date of termination.

In November 2008, our Compensation Committee approved and adopted a further retention plan, referred to as the Supplemental Retention Plan. The establishment of this retention plan was also a required condition for the closing of the transactions under the Convertible Note and Warrant Purchase Agreement that we entered into with LFB in October 2008. The purposes and administration of the Supplemental Retention Plan, and the eligible participants, are the same as for the original Retention Plan. Eligible participants under the Supplemental Retention Plan received stock options with a term of five years and an exercise price equal to the $3.10 conversion price of the convertible note and warrants issued to LFB under the Convertible Note and Warrant Purchase Agreement. The stock options will vest in two equal installments on each of September 30, 3009 and June 30, 2010, provided that the recipient remains our employee until these dates.

12.	Emerging Issues Task Force Issue No. 07-5:

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted EITF Issue No. 07-05 as of January 1, 2009. In August 2005, we sold 457,142 shares of our Common Stock at $17.50 per share and 5 year warrants to purchase an aggregate of 182,857 shares of our Common Stock at an exercise price of $26.80 per share in a private placement to institutional investors, which were exercisable on or after February 10, 2006. This warrant was reassessed under EITF 07-5 and due to a price adjustment clause included in this warrant, it is no longer deemed to be indexed to our stock and therefore, no longer meets the scope exception of FAS 133. Therefore, this warrant was determined to be a derivative and was reclassified to a liability and will be marked to market going forward. As a result, we recorded a cumulative catch up adjustment of approximately $2.3 million to additional paid in capital and approximately $97,000 to other liabilities. During the second quarter of 2009 we recorded approximately $41,000 to other income for the mark to market adjustment.

13.	New Accounting Pronouncements:

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, Interim Financial Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This interpretation is effective for interim reporting periods ending after June 15, 2009. During the quarter ended June 28, 2009, we adopted FSP 107-1. The adoption of this standard has resulted in the disclosure of the fair values attributable to our debt instruments within our interim report. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46 (R), (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

14.	Subsequent Event:

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 28, 2009 up through July 31, 2009, the date we issued these financial statements.

In July 2009, we obtained from Merrimack Pharmaceuticals exclusive worldwide rights to the development and commercialization of recombinant human alpha-fetoprotein, or rhAFP, including the recombinant, non-glycosylated version of rhAFP known as MM-093, for the treatment of autoimmune diseases. We will receive an initial inventory of bulk drug substance suitable for use in clinical studies from Merrimack. We will also assume control of the transgenic goats that express rhAFP in their milk, which were originally developed by us for Merrimack and are cared for at our facilities. We intend to further develop rhAFP through commercial partnering. In consideration for the rights granted us under this agreement we transferred our shares of Merrimack preferred stock, which were issued to us in December 2003 and recorded on our balance sheet at a value of $1.2 million, back to Merrimack. The cost of the Merrimack preferred stock as recorded at June 28, 2009 is $1.2 million, and as a result of this agreement this amount was reclassified to short term assets in the second quarter of 2009 and in the third quarter of 2009 will be recorded as a non-cash charge of $1.2 million to in-process research and development expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Business Overview

We are the leader in the development and production of human therapeutic proteins through transgenic technology that enables animals to produce what is known as a recombinant form of a specified human protein in their milk. Using this technology, we are developing a portfolio of recombinant blood proteins to treat a range of genetic and acquired blood deficiencies, including hemophilia and other blood coagulation disorders. These blood proteins, also known as plasma proteins, are difficult to produce in other manufacturing systems, and some are currently only available by extraction from human blood. We have also initiated the development of a portfolio of monoclonal antibodies, or MAb’s, for use as potential follow-on biologics targeted at several large market products. The level and speed of our proprietary products will be dependent upon our financial resources and new partnering arrangements as well as progress made in the legislative process related to follow-on biologics. Our highest priority in our development pipeline behind expanding the usage of ATryn® is recombinant human coagulation factor VIIa, referred to as rhFVIIa.

In the second quarter of 2009 there were the first sales in the U.S. of our first product, ATryn®, by our partner Lundbeck, Inc. ATryn® is a recombinant form of human antithrombin, a blood protein with anticoagulation and anti-inflammatory properties. We had received United States Food and Drug Administration, or FDA, approval for ATryn® in February 2009 for use in patients with hereditary antithrombin deficiency, or HD, undergoing surgery or childbirth in the United States, making ATryn® the first transgenically derived therapeutic protein approved by the FDA. ATryn® is being marketed in the U.S. under our collaboration agreement with Lundbeck Inc., (formerly OVATION Pharmaceuticals). The collaboration agreement includes the commercialization of ATryn® in the HD indication and the further development of ATryn® in the acquired antithrombin deficiency indications, or AD. We plan to develop ATryn® and several of our other recombinant proteins through strategic collaborations.

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

We believe that the cost and large scale supply advantages of our transgenic production technology are ideally suited to developing cost-effective, follow-on biologics, particularly MAbs, once the innovator biologics no longer have patent protection. MAbs are proteins that are generated by the immune system and bind to a specific target. MAbs typically express at reasonable levels in traditional recombinant production systems, but are often required in large quantities for their use in chronic disease indications. The patents for the first generation of therapeutic MAbs and other antibody-like proteins begin to expire in 2013, creating a significant opportunity for companies that are capable of producing biosimilar versions of the innovator products. The regulatory requirements for biosimilar products following patent expiration has been defined in Europe, and in the U.S. Congress is considering similar legislation. We anticipate that each follow-on product will generally require some level of clinical study, although not necessarily as extensive as that performed for the innovator antibody. We also have a development agreement in place with AgResearch in New Zealand for co-funding further development of selected follow-on biologics, particularly where European patents expire prior to U.S. patents.

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

We have also used our transgenic technology in external programs to produce therapeutic products for our partners. For our external programs, we enter into licensing and development agreements with partners to use our transgenic technology to develop, produce, and purify recombinant forms of therapeutic proteins. Historically, we operated on a service contract basis, generally receiving fees for the development of the production platform and production and purification of the proteins. We currently have two active external programs, one with PharmAthene and another with JCOM. Most of our second quarter 2009 and 2008 service revenues were derived from our external programs.

We have operated at a net loss since our inception in 1993, and we used $10.2 million of net cash in our operating cash flows during the first six months of 2009. Our recurring losses from operations and our limited funds raise substantial doubt about our ability to continue as a going concern. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations. Based on our cash balance as of June 28, 2009, as well as potential cash receipts from the closing of the LFB financing transactions of $12.3 million and existing programs, we anticipate that our resources will be sufficient to fund operations into the fourth quarter of 2009. We expect that future sources of funding will include some combination of sales of equity or debt securities, new or expanded collaboration arrangements and LFB’s option to purchase additional convertible preferred stock under the June 2009 financing transaction. If no funds are available, we would have to sell or liquidate the business. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialized independently. Additionally, any future equity funding will dilute ownership of our existing equity investors.

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

Results of Operations The key components to our losses are revenue, costs of revenue, and research and development expenses.

Fiscal three months ended June 28, 2009 and June 29, 2008

	(dollars in thousands)
	June 28, 2009	June 29, 2008	$ Change	% Change
Revenue	$655	$9,139	$(8,484)	(93)%
Cost of revenue	$370	$5,592	$(5,222)	(93)%
Research and development expense	$6,805	$2,692	$4,113	153%

Revenue. Our revenue for the quarter was primarily derived from our external development programs. Although Lundbeck launched the sale of ATryn® in the U.S. during the second quarter of 2009, due to the timing of the launch, sales were minor during this period. During the second quarter of 2008, we derived approximately $4.2 million of our revenue from the sale of ATryn® product to LEO Pharma for clinical development and commercial use, as well as $4 million of our revenue from our external development programs, of which $2.8 million related to our work with PharmAthene. We also derived $550,000 of our revenue related to our exclusive license to Pharming for recombinant fibrinogen. The work on the PharmAthene agreement was substantially completed during the fourth quarter of 2008. We expect revenue from external programs to continue to vary from quarter to quarter due to the nature, timing and specific requirements for these development activities. In subsequent quarters we expect shipments of ATryn® product to also generate revenue, though it will vary from quarter to quarter.

Cost of revenue. The decrease in cost of revenue is primarily a result of a decrease of approximately $4.2 million on the ATryn® program related to sales of ATryn® in the second quarter of 2008 for clinical development and commercial sales, as well as a decrease of approximately $900,000 on the PharmAthene program related to development activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The increase in research and development expense was primarily due to the $3 million impact of LFB fully funding the joint collaboration programs in 2008, as well as $1 million of additional expense in 2009 (primarily internal resources) on our follow-on biologics programs. Our second quarter 2009 research and development expense included $3.2 million related to the ATryn® program, a decrease of $300,000 as compared to $3.5 million in the second quarter of 2008. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions)
	Fiscal three months ended
	June 28, 2009	June 29, 2008
ATryn® manufacturing expenses	$2.1	$1.4
EMEA regulatory process expenses	0.3	0.2
U.S. clinical trial and regulatory expenses	0.8	1.9

Total	$3.2	$3.5

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to Lundbeck, as well as process development and validation costs for scale up of the ATryn® manufacturing process and costs associated with establishment of a second fill site.

During the second quarter of 2009, we incurred approximately $1.5 million of expense on our joint collaboration programs with LFB (FVIIa, FIX, CD20 and AAT). During the second quarter of 2008, we incurred approximately $1.5 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT), and we received approximately $3 million of funding from LFB for costs incurred in the first six months of 2008, which was recorded as a reduction in research and development expense during the second quarter of 2008.

We also incurred approximately $1.9 million of expense on other research and development programs, including follow-on biologics of approximately $1.2 million, most of which were internal costs, during the second quarter of 2009 as compared to $700,000 in the second quarter of 2008. We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Fiscal six months ended June 28, 2009 and June 29, 2008

	(dollars in thousands)
	June 28, 2009	June 29, 2008	$ Change	% Change
Revenue	$853	$12,684	$(11,831)	(93)%
Cost of revenue	$636	$6,919	$(6,283)	(91)%
Research and development expense	$13,773	$10,396	$3,377	32%

Revenue. During the first six months of 2009, our revenue was primarily derived from our external development programs. During the first six months of 2008, we derived approximately $7.1 million of our revenue from our external development programs with Merrimack and PharmAthene, of which $4.9 million related to PharmAthene, and approximately $4.2 million from the sale of ATryn® product to LEO Pharma for clinical development and commercial use. We also derived $550,000 of our revenue related to our exclusive license to Pharming for recombinant fibrinogen. The work on the Merrimack program was completed in the third quarter of 2008 and work on the PharmAthene agreement was substantially completed during the fourth quarter of 2008, although a small scope of work extension was recently awarded to us from PharmAthene. We expect revenue from external programs to continue to vary from quarter to quarter due to the nature, timing and specific requirements for these development activities. In subsequent quarters we expect shipments of ATryn® product to also generate revenue, though it will vary from quarter to quarter. During the first quarter of 2009 we received $4 million in milestone payments from Lundbeck and $750,000 in milestone payments from JCOM, neither of which were recorded as revenue.

Cost of revenue. The decrease in cost of revenue is primarily a result of a decrease of approximately $4.3 million on the ATryn® program related to sales of ATryn® for clinical development by LEO in the first six months of 2008, as well as a decrease of approximately $1.7 million on the PharmAthene program related to development activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The increase in research and development expense was primarily due to the $3 million impact of LFB fully funding the joint collaboration programs in 2008, as well as $2.3 million of additional expense in 2009 (primarily internal resources) on our follow-on biologics programs. The research and development expense for the first six months of 2009 included $6.8 million related to the ATryn® program, a decrease of $1.8 million as compared to $8.6 million in the first six months of 2008. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions)
	Fiscal six months ended
	June 28, 2009	June 29, 2008
ATryn® manufacturing expenses	$4.3	$4.9
EMEA regulatory process expenses	0.5	0.5
U.S. clinical trial and regulatory expenses	2.0	3.2

Total	$6.8	$8.6

Manufacturing costs include costs of producing clinical material in excess of the maximum transfer price to Lundbeck, as well as process development and validation costs for the scale up of the ATryn® manufacturing process and costs associated with the establishment of a second fill site.

During the first six months of 2009, we incurred approximately $2.7 million of expense on our joint collaboration programs with LFB (FVIIa, FIX, CD20 and AAT). During the first six months of 2008, we incurred approximately $3.1 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT), and we received approximately $3 million of funding from LFB for these expenses, which was recorded as a reduction in research and development expense during the second quarter of 2008.

We also incurred approximately $3.9 million of expense on other research and development programs, including follow-on biologics of approximately $2.3 million, most of which were internal costs, during the first six months of 2009 as compared to $1.7 million in the first six months of 2008. We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

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

We use our cash primarily to pay salaries, wages and benefits, facility and facility-related costs of farm, laboratory and office space and other outside direct costs such as manufacturing and clinical trial expenses. During the first six months of 2009 we had a net decrease in cash and marketable securities of $6.9 million, which reflects $10.2 million used in operations and $696,000 used to pay down debt, net of LFB funding of $4 million. We are currently engaged in discussions for potential new partnering arrangements and plan to bring in further financial resources in the second half of 2009 through some combination of partnering transactions, LFB’s option to purchase additional convertible preferred stock under the June 2009 financing and other debt or equity financing. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all. We estimate the net use of cash in operations for the remainder of 2009 to be approximately $7 million to $11 million assuming that in the remainder of 2009 we receive $11 million to $16 million from new or expanded partnership relationships.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in the second quarter of 2009 and since inception, and we had an accumulated deficit of $323 million at June 28, 2009. The primary sources of additional capital raised in 2008 and the first six months of 2009 have been equity financings and debt financings. Based on our cash balance as of June 28, 2009, as well as potential cash receipts from the closing of the LFB financing transactions of $12.3 million and existing programs, we anticipate that we have the ability to continue our operations into the fourth quarter of 2009. We expect that future sources of funding will include sales of equity or debt securities, new or expanded collaboration arrangements including milestones and LFB’s option to purchase additional convertible preferred stock under the June 2009 financing transaction. If no funds are available we would have to sell or liquidate the business. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding will dilute ownership of our existing equity investors.

Cash Flows used in Operating Activities

Cash used in operating activities increased by approximately $2.1 million from $8.1 million for the first six months of 2008 to $10.2 million in the first six months of 2009. The increase is primarily a result of an increase in our net loss of $10.7 million, partially offset by milestone payments of $4 million received from Lundbeck and $750,000 received from JCOM in 2009.

Cash Flows from Investing Activities

There were no significant cash flows provided by or used in investing activities during the first six months of 2009 as compared to $6.4 million provided by investing activities in the first six months 2008. The decrease is a result of the redemption of all of our short term investments during 2008.

Cash Flows from Financing Activities

Equity Financing Activities

In February 2008, we received approximately $5.4 million in proceeds from a registered direct offering, net of approximately $600,000 in offering costs and fees. In the offering, we sold approximately 690,000 shares of our common stock at $8.70 per share (market price on the date of the agreement) and 7-year warrants, which were immediately exercisable, to purchase an aggregate of approximately 690,000 shares of our common stock at an exercise price of $8.70 per share.

In June 2009, we received approximately $4 million in proceeds for a convertible debt financing with LFB.

Credit Facility

Our $21.2 million of outstanding long-term debt at June 28, 2009 includes approximately $12.5 million owed to LFB (net of unamortized discount of approximately $426,000) on the convertible note that we issued to LFB in December 2008, approximately $660,000 owed to LFB (net of an unamortized discount of approximately $182,000) on the convertible note that we issued to LFB in December 2006, approximately $4.5 million owed to LFB on the convertible note that we issued in June 2009 and approximately $3.5 million owed to LFB on the term debt promissory note that we issued in June 2009. Of the $21.2 million, approximately $1.1 million was classified as current, which reflects the amount due through June 2010 on the convertible note and the term debt promissory note with LFB that we issued in June 2009.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2008 Form 10-K. We have reviewed the commitments and contingencies at June 28, 2009 and noted that there were no material changes or additions.

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

LEO Pharma informed us in September 2008 of their internal reprioritization and desire to transfer the ATryn® program to us or a third party. LEO attempted to terminate its 2005 collaboration agreement with us for alleged cause before completion of the Phase II study in DIC. However, LEO made it clear to us that their decision was not based on any safety or efficacy issues. We do not believe that LEO had any basis for such termination, and we further believe that LEO is in breach of the agreement. We initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008. We have asked the tribunal to determine that LEO is not legally entitled to exercise its contractual remedies on termination for alleged cause and that we are entitled to damages with respect to LEO’s actions. In March 2009, we notified LEO that we were terminating the agreement pursuant to the terms of the agreement. We are scheduled to have a hearing in the ICC arbitration in the third quarter of 2009 but cannot predict its likely outcome or, in the event of an unfavorable outcome, the potential consequences to us, including cost.

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

Our Risk Factors, which contain a detailed discussion of certain risks that could materially and adversely affect our business, operating results or financial condition are discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. Other than discussed below, there have been no material changes to the Risk Factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008. The remaining risk factors included in our Annual Report on Form 10-K for the fiscal year ended December28, 2008 remain unchanged and are incorporated herein by reference.

The following risk factor, which was included in our 2008 Annual Report on Form 10-K has been amended in its entirety to read as follows:

Our common stock is at risk for delisting from the Nasdaq Global Market.

Our common stock is currently listed on the Nasdaq Capital Market, having moved from the Nasdaq Global Market in July 2008. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, which we regained compliance with on June 11, 2009 as a result of a reverse stock split of our outstanding common stock that we effected on May 26, 2009. However, there is no guarantee that the increase in the per share price of our common stock above $1.00 as a result of the reverse stock split may be able to be maintained over future periods. The market price of our common stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding.

On June 18, 2009, we received notice from the Listing Qualifications Staff of the Nasdaq Stock Market indicating that for ten consecutive trading days the aggregate market value of our common stock had fallen below $35 million, the minimum level required for continued listing on the Nasdaq Capital Market, as specified by the Marketplace Rule 5550(b)(2). In accordance with Marketplace Rule 5810(c)(3)(C), we have until September 16, 2009 to regain compliance by demonstrating a market value of listed securities of at least $35 million for at least ten consecutive trading days or for such longer period that Nasdaq may, in its discretion, require. If compliance can not be demonstrated by September 16, 2009, we may request a hearing before a Nasdaq Listing Qualifications Panel at which we could request a further extension. Our common stock would continue to be listed at least until conclusion of the Panel process.

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

We held our Annual Meeting of Shareholders on May 27, 2009. The following represents the results of voting on the proposals submitted to our shareholders:

(1)	Proposal to elect each of the following nominees to the Board of Directors to serve until the 2012 annual meeting of shareholders:

Nominee	Total Vote “For”	Total Vote Withheld

Kenneth A. Bauer	77,434,152	8,386,978

Christian Béchon	77,323,060	8,498,070

Pamela W. McNamara	82,241,458	3,579,672

Marvin L Miller	77,383,582	8,437,548

Each nominee received a plurality of votes cast, and, therefore, has been duly elected as a director of GTC. The directors whose term of office as a director continued after the meeting are Robert W. Baldridge, James A. Geraghty, Michael J. Landine, Francis J. Bullock, Geoffrey F. Cox, Mary Ann Gray, and Alan W. Tuck.

(2)	Proposal to increase by 200,000 shares the number of shares issuable under the 2002 Equity Incentive Plan.

Total Vote “For”	Total Vote “Against”	Total Vote Abstaining	Total Broker Non-Votes
45,158,052	3,200,896	126,968	37,335,214

This proposal received a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal and, therefore, this proposal was approved.

(3)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as GTC’s independent registered public accounting firm for the 2009 fiscal year.

Total Vote “For”	Total Vote “Against”	Total Vote Abstaining	Total Broker Non-Votes
84,452,088	1,127,737	241,305	0

This proposal received a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal and, therefore, this proposal was approved.

ITEM 6.	EXHIBITS.

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 26, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

4.1	Convertible Note issued by GTC Biotherapeutics, Inc. to LFB Biotechnologies S.A.S. on June 18, 2009, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

4.2	Promissory Note issued by GTC Biotherapeutics, Inc. to LFB Biotechnologies S.A.S. on June 18, 2009, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

10.1	Amended and Restated 2002 Equity Incentive Plan of the Company, as amended.

10.2	Loan Agreement dated June 18, 2009 between Biotherapeutics, Inc. to LFB Biotechnologies S.A.S., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

10.3	Amended and Restated Security Agreement dated June 18, 2009 between Biotherapeutics, Inc. to LFB Biotechnologies S.A.S. on June 18, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

10.4	Amendment to Mortgage Agreement and Fixture Filing dated June 18, 2009 between GTC Biotherapeutics, Inc. and LFB Biotechnologies S.A.S.

10.5	Securities Purchase Agreement dated June 18, 2009 between GTC Biotherapeutics, Inc. and LFB Biotechnologies S.A.S., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	GTC BIOTHERAPEUTICS, INC.

	By:	/s/ John B. Green
John B. Green
Senior Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 26, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

4.1	Convertible Note issued by GTC Biotherapeutics, Inc. to LFB Biotechnologies S.A.S. on June 18, 2009, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

4.2	Promissory Note issued by GTC Biotherapeutics, Inc. to LFB Biotechnologies S.A.S. on June 18, 2009, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

10.1	Amended and Restated 2002 Equity Incentive Plan of the Company, as amended.

10.2	Loan Agreement dated June 18, 2009 between Biotherapeutics, Inc. to LFB Biotechnologies S.A.S., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

10.3	Amended and Restated Security Agreement dated June 18, 2009 between Biotherapeutics, Inc. to LFB Biotechnologies S.A.S. on June 18, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

10.4	Amendment to Mortgage Agreement and Fixture Filing dated June 18, 2009 between GTC Biotherapeutics, Inc. and LFB Biotechnologies S.A.S.

10.5	Securities Purchase Agreement dated June 18, 2009 between GTC Biotherapeutics, Inc. and LFB Biotechnologies S.A.S., filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 0-21794) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.