Form 10-Q
period 2010-07-04
GTC BIOTHERAPEUTICS INC
filed 2010-07-28
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2010
Common Stock, $0.01 par value	30,444,645

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

NOTE REGARDING REVERSE STOCK SPLIT

On May 26, 2009 we effected a reverse stock split of our outstanding common stock. In order to provide accurate comparisons of our financial position as of the end of the quarterly period ended July 4, 2010 to prior periods, we have adjusted certain stock amounts and conversion prices of prior periods to accurately reflect the impact of the reverse stock split on our outstanding common stock.

GTC BIOTHERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	July 4, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,220	$3,816
Accounts receivable and unbilled contract revenue	222	243
Related party receivable	891	1,500
Inventory	—	56
Restricted cash	599	599
Other receivable- arbitration award	4,032	—
Other current assets	1,021	1,217

Total current assets	12,985	7,431
Net property, plant and equipment	11,837	12,456
Intangible assets, net	4,897	5,348
Other assets	669	765

Total assets	$30,388	$26,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,342	$6,945
Accrued liabilities	8,557	6,685
Short-term deferred contract revenue	10,353	6,875
Derivative liability	—	2,660
Current portion of long-term debt	25	51
Current portion of debt to related party	302	300

Total current liabilities	26,579	23,516
Long-term deferred contract revenue	—	8,173
Long-term debt, net of current portion	41	54
Long-term debt to related party, net of debt discount	31,106	16,704
Other long-term liabilities	20	37

Total liabilities	57,746	48,484
Redeemable convertible preferred stock:
Series E-1 Redeemable Convertible Preferred stock, net of offering costs; $.01 par value; 18,000 shares authorized and 6,000 shares were issued and outstanding at January 3, 2010	—	4,223
Series E-2 Redeemable Convertible Preferred stock, $.01 par value; 20,250 shares authorized and 6,750 shares were issued and outstanding at January 3, 2010	—	4,370
Related party subscription receivable	—	(6,375)

Total redeemable convertible preferred stock	—	2,218
Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized: 15,000 shares were designated as Series D convertible preferred stock; 115 were issued and outstanding at July 4, 2010 and January 3, 2010	—	—
Common stock, $.01 par value; 210,000,000 shares authorized; 30,443,535 and 24,727,010 shares were issued and outstanding at July 4, 2010 and January 3, 2010, respectively	304	247
Capital in excess of par value	309,215	303,869
Accumulated deficit	(336,877)	(328,818)

Total shareholders’ deficit	(27,358)	(24,702)

Total liabilities, redeemable convertible preferred stock and shareholders’ deficit	$30,388	$26,000

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended		Fiscal six months ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues:
Service revenue	$275	$461	$441	$638
Product revenue	4,650	194	4,830	215

Total revenue	4,925	655	5,271	853
Costs of revenue and operating expenses:
Cost of service revenue	518	354	526	620
Cost of product revenue	33	16	53	16
Research and development	5,150	6,805	9,918	13,773
Selling, general and administrative	2,750	3,136	5,533	5,645

Total cost of revenue and operating expenses	8,451	10,311	16,030	20,054

Operating loss	(3,526)	(9,656)	(10,759)	(19,201)
Other income (expense):
Interest income	—	20	—	21
Interest expense	(581)	(1,201)	(1,095)	(2,011)
Other income (expense)	3,795	80	3,795	80

Net loss	$(312)	$(10,757)	$(8,059)	$(21,111)

Net loss per common share (basic and diluted)	$(0.01)	$(1.03)	$(0.27)	$(2.03)

Weighted average number of common shares outstanding (basic and diluted)	30,434	10,440	30,365	10,424

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal six months ended
	July 4, 2010	June 28, 2009
Cash flows from operating activities:
Net loss from operations	$(8,059)	$(21,111)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,069	1,095
Stock based compensation	194	490
Common stock issuance to GTC savings and retirement plan	329	793
Non-cash interest expense	453	584
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	630	137
Inventory	56	540
Other assets and liabilities	(3,757)	(1,130)
Accounts payable	397	1,444
Accrued liabilities	1,872	1,390
Deferred contract revenue	(4,695)	5,550

Net cash used in operating activities	(11,511)	(10,218)
Cash flows from investing activities:
Purchase of property, plant and equipment	—	(34)

Net cash provided by (used in) investing activities	—	(34)
Cash flows from financing activities:
Proceeds from long term debt from related party	7,000	—
Proceeds from convertible debt financing from related party	7,000	4,026
Net proceeds from employee stock purchase plan	3	18
Repayment of long-term debt and capital leases	(88)	(696)

Net cash provided by financing activities	13,915	3,348

Net increase (decrease) in cash and cash equivalents	2,404	(6,904)
Cash and cash equivalents at beginning of period	3,816	11,643

Cash and cash equivalents at end of period	$6,220	$4,739
Supplemental disclosure of cash flow information:
Release of restricted cash for repayment of long-term debt	$—	$4,000
Settlement of liability due to LFB conversion to convertible note	—	513
Reclassification of warrants to liability	—	96
Assets purchased under capital lease	—	159

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

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2009 Form 10-K. The financial statements for the fiscal six months ended July 4, 2010 and June 28, 2009, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. These adjustments are normal and recurring in nature. Comprehensive loss is substantially the same as our net loss.

In July 2010, our Board of Directors approved a change in our fiscal year end from January 2, 2011 to December 31, 2010 and a change in the end of the third fiscal quarter from October 3, 2010 to September 30, 2010, reflecting a change to the calendar year end reporting cycle.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of approximately $337 million at July 4, 2010. We also have negative working capital of $13.6 million as of July 4, 2010. Based on our cash balance as of July 4, 2010, as well as potential cash receipts from existing programs and the $3.7 million of cash received, net of expenses, from the award in the LEO arbitration in July 2010, we believe our capital resources will be sufficient to fund operations to the middle of the fourth quarter of 2010. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. Our plans with regard to this matter include seeking additional financing arrangement and seeking collaboration arrangements. If no funds are available to us through these channels, we would have to sell or liquidate the business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Our primary sources of additional capital raised have been equity financings and debt financings. Management expects that future sources of funding may include new or expanded partnering arrangements and additional sales of equity or debt securities. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed has had a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds do not become available we may be required to take further steps to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding would dilute ownership of our existing equity investors. We are currently engaged in discussions for potential new partnering transactions and service contracts and plan to bring further financial resources into GTC in the future through some combination of partnering transactions, service contracts and other debt or equity financing arrangements. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Net Loss per Common Share:

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares consisting of warrants, stock options and stock to be issued under our defined contribution retirement plan totaled 5.8 million shares and 5.4 million shares at July 4, 2010 and June 28, 2009, respectively. Since we were in a loss position at July 4, 2010 and June 28, 2009, these potential common shares were not used to compute diluted loss per share, as the effect was antidilutive. We also have three convertible notes payable to LFB. The first convertible note has a current principal balance of approximately $735,000, net of unamortized debt discount of approximately $108,000, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering. The second convertible note has a current principal balance of approximately $13.3 million, net of unamortized debt discount of approximately $284,000 which may be converted into our common stock at $3.10 per share at LFB’s discretion. The third convertible note has a current principal balance of approximately $7,000,000, which may be converted into our common stock of $0.42 per share at LFB’s discretion. See Note 3 below.

3. Business Agreements:

Lundbeck Inc. (formerly OVATION Pharmaceuticals)

In June 2008, we entered into a collaboration agreement with Lundbeck Inc., or Lundbeck, to develop and market ATryn® in the United States. The collaboration agreement included the commercialization of ATryn® in the hereditary antithrombin deficiency, or HD, indication and the further development of ATryn® in acquired antithrombin deficiency indications, or AD. Under the terms of the agreement, Lundbeck was obligated to make milestone payments to us for a total of $9 million through the approval of ATryn® for HD in the U.S., all of which were paid. We recorded the $9 million in total milestones received as deferred revenue, which is being recognized as revenue on a straight-line basis over the 20 year life of the agreement beginning with the first shipment of product to Lundbeck, which began in the first quarter of 2009. Since Lundbeck has a right of return on our first shipment of product , we are deferring the recognition of this product revenue until this product has been sold to end users. At July 4, 2010, we have approximately $520,000 in deferred revenue related to product shipped to Lundbeck with a right of return. The collaboration anticipates further development of ATryn® in larger market acquired deficiencies of antithrombin, such as the treatment of heparin resistance, or HR, in patients undergoing coronary artery bypass graft (CABG) surgery that requires the use of a cardio pulmonary bypass (CPB) machine, as well as the treatment of disseminated intravascular coagulation, or DIC, associated with severe sepsis. We have recorded $1.5 million of product revenue and approximately $70,000 of royalty revenue associated with product shipped to Lundbeck that has been sold to end users.

In July 2010, we signed a definitive agreement with Lundbeck whereby we regained commercialization rights to ATryn® in the U.S. and terminated our collaboration with Lundbeck. The agreement includes a defined transition period of up to six months wherein Lundbeck will perform certain services on our behalf in order to ensure that ATryn® will continue to be available to physicians and their patients in an uninterrupted fashion as commercialization responsibilities are smoothly transitioned to us. We will pay Lundbeck a fixed monthly fee for sales and pharma-covigilance activities during the transition period and pay them for the direct distribution costs they incur plus a small mark up. Thereafter, Lundbeck will earn a royalty on net sales beginning in two years, with a predefined cumulative maximum. As a result of the agreement, we anticipate the recognition of deferred revenue of approximately $8.9 million related to the Lundbeck agreement in the third quarter of 2010. As part of the agreement we will purchase Lundbeck’s remaining inventory of ATryn® for total consideration of $400,000, $200,000 of which is to be paid upon the effective date of the agreement and the remaining $200,000 to be paid on the last day of the transition period.

LFB Biotechnologies

Collaboration Agreement

In September 2006, we entered into a collaboration agreement with LFB, a related party, to develop selected recombinant plasma proteins and MAbs using our transgenic production platform. LFB is a subsidiary of LFB S.A., a vertically integrated plasma fractionation company based in France that currently markets 19 plasma-derived products in the areas of hemostasis, anesthesia-intensive care and immunology. LFB S.A. is a for-profit company currently 100% owned by the French government. The first program in this collaboration is for the development of a transgenically derived recombinant human factor FVIIa (for the treatment of hemophilia). We have subsequently added to the LFB collaboration programs to develop a transgenically derived recombinant form of human factor IX, an antibody to the CD20 immune system receptor (for use in the treatment of certain cancers and autoimmune diseases), and transgenically derived recombinant human alpha-1 antitrypsin (for use in the treatment of a form of emphysema).

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010 Debt Financings

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

On June 15, 2010, we issued and sold a $7,000,000 secured convertible note to LFB and received $7,000,000 in gross proceeds. The secured convertible note has a 36-month term and accrues interest at a rate of 4%, with a single payment of principal and interest at maturity. After January 1, 2011 LFB may annually adjust the rate of interest upwards or downwards, based on LFB’s then-current cost of capital, as determined by LFB in the exercise of its commercially reasonable discretion. LFB may convert the debt into our common stock at a conversion price of $0.42 per share at any time. Over the term of the secured note LFB may also elect to participate in any of our future equity financing transactions by cancelling all or any portion of the principal and interest outstanding under the secured note for any shares of our common stock or securities convertible, exercisable or exchangeable into shares of our common stock that we issue and sell in the financing. On June 15, 2010, we also entered into amendments to modify our existing security agreements with LFB to add the 2010 secured convertible note to our debt that is secured by a first priority security interest on all of our assets, including our intellectual property, but excluding livestock.

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

LEO Pharma A/S (“LEO”)

In March 2009, we notified LEO that we were terminating our 2005 collaboration agreement with LEO pursuant to the terms of the agreement and the termination became final upon issuance of the arbitration award in our favor in July 2010. (see Note 12).

4. Inventory:

Inventory consists of finished goods at January 3, 2010. Inventories on hand were related to ATryn®, which has been approved for commercial sale in the U.S. and Europe.

We carry inventory at the lower of cost or market using the first-in, first-out method. We expect that all inventory capitalized will be sold for clinical trials or commercial use. Up through July 4, 2010, because we had only one customer, we only capitalized inventory if orders had been received. If at any time we believed that the sale of inventory was no longer probable, we charged the inventory to expense. Because our cost of production exceeded our agreed upon maximum price, we expensed these excess costs as they were incurred.

As noted above, we regained the U.S. commercialization rights to ATryn® in July 2010 and agreed to purchase Lundbeck’s remaining inventory of ATryn®.

We analyze our inventory levels quarterly and will write-down inventory that is expected to expire prior to sale, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

5. Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At July 4, 2010	At January 3, 2010
Accrued payroll and benefits	$1,036	$1,810
Accrued severance	2,036	159
Accrued bonuses	1,081	1,172
Other	4,404	3,544

Total accrued expenses	$8,557	$6,685

In November 2009, we announced a restructuring of our organization to meet the requirements of our key programs and extend the duration of our cash resources. Under the restructuring plan, headcount was reduced by approximately 30% from 154 to 109 full time equivalent employees. This restructuring included employees from most departments located at both our Framingham and central Massachusetts locations. During the fourth quarter of 2009 we recorded severance expense in the amount of $460,000 of which approximately $374,000 and $86,000 was recorded to research and development expense and selling, general and administrative expense, respectively. At January 3, 2010 approximately $159,000 remained in accrued liabilities all of which was paid out during the first six months of 2010. There are no further accrued liabilities in relation to unpaid severance costs for the November restructuring.

In June 2010, we implemented a further restructuring of our operations as part of an initiative to narrow our strategic and operational focus to three key areas; FVIIa, ATryn®, and our bio-superiors product portfolio. This restructuring maintained the key employee base to achieve these objectives while significantly decreasing our on-going financial resource requirements. Under this restructuring plan, headcount was reduced by approximately 44% from 109 to 61 employees. This restructuring included employees from most departments located at both our Framingham and central Massachusetts locations, including our Chief Executive Officer and our Chief Financial Officer. Board member William Heiden was named Chairman, Chief Executive Officer and President. During the second quarter of 2010, we recorded severance expense in the amount of approximately $2.2 million, of which approximately $800,000 and $1.4 million were recorded to research and development expense and selling, general and administrative expense, respectively. During the second quarter of 2010, approximately $137,000 was paid out of the severance reserve related to this restructuring and approximately $2 million remained in accrued liabilities in relation to unpaid severance costs for the June 2010 restructuring, which will be paid out through the third quarter of 2011.

6. Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 9 years and 15 years. Amortization expense was approximately $225,000 for each of the fiscal three-month periods ended July 4, 2010 and June 28, 2009 and $451,000 for each of the six-month periods ended July 4, 2010 and June 28, 2009.

The estimated aggregate amortization expense for all our intangible assets over the next five years is as follows:

(dollars in thousands)
Six months remaining in 2010	$451
2011	$902
2012	$902
2013	$902
2014	$902

7. Redeemable Convertible Preferred Stock:

On January 8, 2010, LFB converted 12,750 shares of Series E Preferred Stock, representing all of the remaining shares of our Series E Preferred Stock that were then outstanding, into a total of 5,299,071 shares of our common stock. As a result of the conversion, the derivative liability of approximately $2.7 million was credited against additional paid in capital.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 4, 2010, on an as converted basis, LFB beneficially owned approximately 82% of our common stock through its holdings of common stock, convertible debt and Series D preferred stock, exclusive of its warrants and options.

8. Long-Term Debt:

Our long-term debt consisted of the following:

	(dollars in thousands)
	July 4, 2010	January 3, 2010
Capital leases, with monthly payments of approximately $3 through May 2014	$66	$76
Convertible note to LFB, fixed annual interest of 2%, net of debt discount(1)	734	698
Convertible note to LFB, fixed annual interest of 4%(3), net of debt discount(2)	13,323	12,907
Promissory note to LFB, fixed annual interest of 4%(3)(4)	3,351	3,400
Promissory note to LFB, fixed annual interest of 4%	7,000	—
Convertible note to LFB, fixed annual interest of 4%	7,000	—
Other debt	—	28

	31,474	17,109
Less current portion	(327)	(351)

	$31,147	$16,758

Maturities of long-term debt are as follows:

2010	$327
2011	17,131
2012	14,010
2013	6

$31,474

(1)

Based on our effective borrowing rate of 10.8%, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and the effective borrowing rate. The debt discount is being amortized over the five-year term of the note. The debt discount balance as of July, 2010 is approximately $108,000.

(2)

We recorded a debt discount of approximately $500,000 for the expenses incurred by us on LFB’s behalf. The debt discount is being amortized over the term of the note. The debt discount balance as of July 4, 2010 is approximately $284,000.

(3)	In December 2009, we amended the convertible note and promissory note reducing the interest rate to 4% from 8% and 10.8%, respectively, effective January 1, 2010.
(4)

As of July 4, 2010, we were in default of our promissory note to LFB as a result of not making principal and interest payments during the second quarter of 2010. In July 2010, we entered into a waiver and amendment to the promissory note whereby LFB waived all defaults under the promissory note, including payment of principal and interest that was due on July 1, 2010 and any penalties and/or interest related thereto. Pursuant to the terms of the waiver and amendment LFB also waived all cross-defaults under our other debt instruments that were triggered by defaults under the promissory note. The note was amended such that all principal and interest thereunder shall no longer be payable on a monthly basis, but shall instead be due and payable at maturity.

At July 4, 2010 and January 3, 2010, the fair values of all of our material debt instruments were as follows:

	(dollars in thousands)
	At July 4, 2010	At January 3, 2010
Convertible note to LFB, fixed annual interest of 2%	$741	$688
Convertible note to LFB, fixed annual interest of 4%	17,022	17,022
Promissory note to LFB, fixed annual interest of 4%	2,798	2,802
Promissory note to LFB, fixed annual interest of 4%	5,000	—
Convertible note to LFB, fixed annual interest of 4%	4,817	—

The fair values of our LFB convertible notes and promissory note were calculated using a net present value approach using unobservable inputs that are supported by little or no market activity. We used an effective interest rate of 15% in our fair value calculation.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Fair Value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measure as of July 4, 2010
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$447	$447	$—	$—

Total	$447	$447	$—	—

	Fair Value Measure as of January 3, 2010
	(dollars in thousands)
Description	Total	Level 1	Level 2	Level 3
Money Market Fund	$448	$448	$—	$—
Derivative Liability	2,660	—	—	2,660

Total	$3,108	$448	$—	$2,660

Given the complex structure of the warrant and derivative liabilities, we engaged a third party consulting firm to assist us with our valuation. We considered and relied in part on the valuation model from the third party consulting firm to establish the fair value for these instruments. The model utilized assumptions for volatility based on our historical volatility and credit spread based on Standard & Poor’s Corporate Ratings criteria. We record all changes in fair value of the derivative to other income (expense).

The following table provides a reconciliation of fair value for which we used Level 3 or significant unobservable inputs at July 4, 2010 and January 3, 2010 (in thousands):

	January 3, 2010 Balance	Purchase of Series E Preferred Stock	Fair Value Adjustments	Conversion of Series E Preferred Stock	July 4, 2010 Balance
Derivative Liability	$2,660	$—	$—	$(2,660)	$—

Total	$2,660	$—	$—	$(2,660)	$—

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

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2009 and the first six months of 2009, we recorded approximately $84,000 and $170,000, respectively, of compensation expense related to the restricted stock units.

Participants in the Retention Plan who remained employed by us through March 31, 2010 also received a specified cash retention payment which was paid out in April 2010. We accrued the amount on a straight line basis over a 22-month period, resulting in an expense of approximately $224,000 during the first quarter of 2010 and $210,000 during the second quarter of 2009 and approximately $327,000 during the first six months of 2009.

In December 2008, we granted 222,500 stock options to our executive officers and other senior personnel pursuant to a retention plan under our Equity Plan. The options to purchase our common stock are exercisable at a price of $3.10 per share. Fifty percent of the options vested on September 30, 2009 and the remaining options vested on June 30, 2010.

11. New Accounting Pronouncements:

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a qualified special purpose entity, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. Our joint venture with LFB involves the development and commercialization of recombinant plasma proteins and MAbs. Our investment in the joint venture is being accounted for at cost based on our ownership percentage and is not being consolidated as we are not the primary beneficiary of the joint venture. Adoption did not have an impact in our consolidated financial statements. In determining whether we are the primary beneficiary, we consider a number of factors, including our ability to direct the activities that most significantly affect the entity’s economic success, our contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way we account for our existing collaborative and joint venture relationships and may result in the future consolidation of companies or entities with which we have collaborative or other arrangements.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We have not yet determined when we will adopt this update or what the impact will be on our financial position or results of operations.

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

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of this guidance, and we have not yet determined the impact of the standard on our financial position or results of operation, if any

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Legal Proceedings:

In connection with our collaboration with LEO Pharma, we initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008 and asked the tribunal to determine that LEO was not legally entitled to exercise its contractual remedies on termination for alleged cause and that we were entitled to damages with respect to LEO’s actions. In July 2010, the tribunal in the ICC proceedings issued its final, non-appealable award, finding that we had validly terminated our collaboration agreement with LEO Pharma in March 2009 and awarding us a total of approximately $4.1 million in damages and costs, which were paid by LEO in July 2010. In addition, LEO has been ordered to turn over to us all data related to the Phase II trial that LEO was conducting in patients with disseminated intravascular coagulation (DIC) and that was terminated before the planned completion of the trial. All of LEO Pharma’s counterclaims in the arbitration were rejected.

As a result of the determination by the ICC that we validly terminated the agreement, we recognized approximately $4 million of revenue, which had been previously deferred, associated with milestone payments previously paid by LEO. In addition, as a result of the award issued for damages and costs, we recorded a $4.1 million receivable in the second quarter of 2010, of which $3.8 million was recorded to other income, approximately $200,000 of expenses related to court costs were recorded as an offset to selling, general and administrative expenses and approximately $100,000 of expenses related to regulatory fees were recorded as an offset to research and development expenses.

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

•

Monoclonal antibodies as follow-on biologics. Our portfolio of monoclonal antibodies, or MAbs, is being developed for use as potential follow-on biologic therapeutics targeted at several large markets in oncology and autoimmune diseases. We believe that our technology may be particularly suited for the creation of bio-betters, or improved versions of many marketed biologic therapeutics.

We also continue to provide production services for external partners, which can provide us a continuing source of cash and revenue.

Our production technology has been validated by the regulatory approval of our first product ATryn®, which is a recombinant form of the human plasma protein antithrombin, by the European Medicines Agency, or EMA, in 2006 and by the United States Food and Drug Administration, or FDA, in February 2009. ATryn® was the first transgenically produced therapeutic protein to be approved anywhere in the world. In connection with the approval of ATryn®, the FDA’s Center for Veterinary Medicine also approved our New Animal Drug Application, the first of its kind to regulate genetically engineered animals. We believe that these regulatory approvals of our transgenic technology are important benchmarks for obtaining future approvals for our portfolio of products in development.

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

We plan to develop our portfolio of recombinant protein products through strategic collaborations. In September 2006, we entered into a collaboration agreement with LFB Biotechnologies, S.A.S, or LFB, to develop selected recombinant plasma proteins and MAbs. The first program in this collaboration is for the development of a recombinant form of human blood coagulation factor VIIa for the treatment of patients with hemophilia. This collaboration is established in a separate joint venture entity, and we have added other programs to this joint venture, including a recombinant form of a human protein involved in blood coagulation, which we in-licensed from ProGenetics LLC, and a recombinant human alpha-1 antitrypsin, as well as an antibody to the CD20 immune system receptor, the same target as for the MAb marketed as Rituxan® or MabThera®.

We are also seeking collaborations for the further development and commercialization of ATryn® and all of our proteins in development including those in the portfolio with LFB, as well as recombinant alpha-fetoprotein, or AFP, for the treatment of multiple sclerosis and myasthenia gravis and our portfolio of MAbs. We acquired exclusive worldwide rights to AFP in 2009.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have operated at a net loss since our inception in 1993, and we used $11.5 million of net cash in our operating cash flows during the first six months of 2010. We also have negative working capital of $13.6 million as of July 4, 2010. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations. Based on our cash balance as of July 4, 2010, as well as potential cash receipts from existing programs and the $3.7 million of cash received, net of expenses, from the award in the LEO arbitration in July 2010, we believe our capital resources will be sufficient to fund operations to the middle of the fourth quarter of 2010. Our recurring losses from operations and our limited available funds raise substantial doubt about our ability to continue as a going concern. Our plans with regard to this matter include seeking additional financing arrangements and seeking collaboration arrangements. If no funds are available, we would have to sell or liquidate the business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Management expects that future sources of funding may include new or expanded partnering arrangements, contract service agreements, and additional sales of equity or debt securities. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We may be required to delay, reduce the scope of or eliminate our research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding would dilute ownership of our existing equity investors. On November 5, 2009, we implemented a restructuring plan to enable us to meet the requirements of key programs and maximize the impact of our cash resources. In June 2010, we implemented a further restructuring of our operations as part of an initiative to narrow our strategic and operational focus and significantly decrease our on-going financial resource requirements. These restructuring plans, which are expected to provide savings of approximately $13 million to $15 million on an annualized basis, included a cumulative reduction in our work force from 154 to 61 employees.

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

Results of Operations

The key drivers of our losses are costs of revenue and research and development expenses in relation to revenue. As discussed above we implemented two restructuring programs recently. Under these restructuring plans, headcount was reduced by approximately 60% from 154 to 61 full time equivalent employees. The restructurings included employees from most departments located at both our Framingham and central Massachusetts locations. During the second quarter of 2010 we recorded severance expense in the amount of approximately $2.2 million, of which approximately $800,000 and $1.4 million were recorded to research and development expense and selling, general and administrative expense, respectively. During the first six months and the second quarter of 2010, approximately $277,000 and $168,000, respectively, was paid out of the severance reserve related to the 2009 and 2010 restructurings. There are no further amounts owed for the 2009 restructuring. Approximately $2 million remains in accrued liabilities in relation to unpaid severance costs for the June 2010 restructuring, which will be paid out through the third quarter of 2011. The changes from both the 2009 and 2010 restructurings, along with other operating expense reductions are expected to provide savings of $13 million to $15 million on an annualized basis. Based on the first six months of 2010 and our projections for the remainder of 2010, we believe we are on track to achieve these savings. Through the end of the second quarter of 2010, we have reduced the run rate of expenses by approximately 50% of these expected reductions on an annual basis, which is in line with our plans.

Fiscal three months ended July 4, 2010 and June 28, 2009

	(dollars in thousands)
	July 4, 2010	June 28, 2009	$ Change	% Change
Revenue	$4,925	$655	$4,270	651%
Cost of revenue	$551	$370	$181	48%
Research and development expense	$5,150	$6,805	$(1,655)	(24)%
Selling, general & administrative expense	$2,750	$3,136	$(386)	(12)%

Revenue. During the second quarter of 2010, as a result of the final award in the LEO arbitration confirming termination of our agreement with LEO, we recognized approximately $4.4 million of revenue relating to upfront milestone payments which had previously been deferred. We also derived approximately $217,000 from Lundbeck, of which approximately $78,000 related to the sale of ATryn® product and approximately $117,000 related to the amortization of milestone payments previously received. During the second quarter of 2009 our revenue was primarily derived from our external development program with PharmAthene. We expect revenue from external programs to continue to vary from quarter to quarter due to the nature, timing and specific requirements for these development activities. In July 2010 we regained the U.S. commercialization rights to ATryn® and, therefore, we will begin to sell directly to end users, which we expect will generate increased revenue in the future resulting from our ability to sell ATryn® at market price which is significantly higher than the transfer price at which we had been selling to Lundbeck. We expect revenue from sales of ATryn® will vary from quarter to quarter.

Cost of revenue. The increase in cost of revenue was primarily a result of an increase of approximately $107,000 on the PharmAthene program related to contract service activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The decrease in research and development expense was primarily due to a decrease of ATryn® related expenses of approximately $1.8 million as well as funding from LFB of $890,000 in the second quarter of 2010, which were partially offset by an increase of $1.7 million in the costs incurred on the programs in our joint collaboration with LFB.

Our second quarter 2010 research and development expense included $1.4 million related to the ATryn® program as compared to $3.2 million in the second quarter of 2009. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions) Fiscal three months ended
	July 4, 2010	June 28, 2009
ATryn® manufacturing expenses	$1.1	$2.1
EMA regulatory process expenses	—	0.3
U.S. clinical trial and regulatory expenses	0.3	0.8

Total	$1.4	$3.2

Manufacturing costs include costs of producing commercial material in excess of the maximum transfer price to Lundbeck, process development and validation costs for the scale up of the ATryn® manufacturing process, and costs associated with the establishment of a second fill site, as well as the accrual of manufacturing costs.

During the second quarter of 2010 we incurred approximately $3.2 million of expenses for our joint collaboration programs with LFB (FVIIa, FIX, CD20 and AAT) and we also recorded a $890,000 receivable from LFB related to an agreed upon reimbursable portion of our costs incurred in these programs during the second quarter of 2010, which was reflected as a reduction in the program costs in research and development. During the second quarter of 2009, we incurred approximately $1.5 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT).

We also incurred approximately $1.4 million of expenses on other research and development programs, including approximately $653,000 for follow-on biologics, most of which were internal costs, during the second quarter of 2010 as compared to $2.1 million in the second quarter of 2009. This decrease is primarily due to lower expenses incurred on the follow-on biologics programs. We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Selling, general and administrative expense. The decrease in SG&A is primarily a result of lower expenses of approximately $665,000 related to the LEO arbitration, a decrease of approximately $77,000 in other legal costs as well as a decrease of approximately $132,000 in costs associated with being an SEC reporting company partially offset by severance related costs of approximately $553,000.

Fiscal six months ended July 4, 2020 and June 28, 2009

	(dollars in thousands)
	July 4, 2010	June 28, 2009	$ Change	% Change
Revenue	$5,271	$853	$4,418	517%
Cost of revenue	$579	$636	$(57)	(8)%
Research and development expense	$9,918	$13,773	$(3,855)	(28)%
Selling, general & administrative expense	$5,533	$5,645	$(112)	(1)%

Revenue. During 2010, as a result of the final award in the LEO arbitration, we recognized approximately $4.4 million of revenue relating to the upfront milestone payments which had previously been deferred. Also during the first six months of 2010 we derived approximately $397,000 from Lundbeck, of which approximately $131,000 related to the sale of ATryn® product and approximately $234,000 related to the amortization of milestone payments previously received, as well as approximately $212,000 for our PharmAthene program. During the first six months of 2009, our revenue was primarily derived from our external development program with PharmAthene. We expect revenue from external programs to continue to vary from quarter to quarter due to the nature, timing and specific requirements for these development activities. In July 2010 we regained the U.S. commercialization rights to ATryn® and, therefore, we will begin to sell directly to end users, which we expect will generate increased revenue in the future resulting from our ability to sell ATryn® at market price which is significantly higher than the transfer price at which we had been selling to Lundbeck. We expect revenue from sales of ATryn® will vary from quarter to quarter.

Cost of revenue. The decrease in cost of revenue was primarily a result of a reversal of accrued royalties in 2010 of approximately $118,000 associated with a technology agreement no longer in use partially offset by an increase of approximately $39,000 on the PharmAthene program related to contract service activities. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The decrease in research and development expense was primarily due to a decrease of ATryn® related expenses of approximately $3.4 million as well as funding from LFB of approximately $2.8 million in the first six months of 2010, partially offset by an increase of $3.9 million in the costs incurred on the programs in our joint collaboration with LFB. Also included in research and development expense in the first the six months of 2010 is a reversal of approximately $270,000 of accrued royalties and license fees related to the technology agreement mentioned above.

The research and development expense for the first six months of 2010 included $3.4 million related to the ATryn® program, a decrease of $3.4 million as compared to $6.8 million in the first six months of 2009. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions)
	Fiscal six months ended
	July 4, 2010	June 28, 2009
ATryn® manufacturing expenses	$2.8	$4.3
EMA regulatory process expenses	0.2	0.5
U.S. clinical trial and regulatory expenses	0.4	2.0

Total	$3.4	$6.8

Manufacturing costs include costs of producing commercial material in excess of the maximum transfer price to Lundbeck, process development and validation costs for the scale up of the ATryn® manufacturing process, costs associated with the establishment of a second fill site, as well as the accrual of manufacturing costs. During the first six months of 2010, we incurred approximately $6.7 million of expense on our joint collaboration programs with LFB (FVIIa, FIX, CD20 and AAT), and we also recorded $2.8 million of funding from LFB related to an agreed upon reimbursable portion of our costs incurred in these programs during the first quarter of 2010, which was reflected as a reduction in the program costs in research and development of which $1.9 million was subsequently received in the second quarter. During the first six months of 2009, we incurred approximately $2.7 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT) for which we did not receive reimbursement from LFB.

We also incurred approximately $2.7 million of expense on other research and development programs, including follow-on biologics of approximately $1.4 million, most of which were internal costs, during the first six months of 2010 as compared to $4.2 million in the first six months of 2009. We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Selling, general and administrative expense. The decrease in SG&A is primarily a result of lower expenses of approximately $861,000 related to the LEO arbitration as well as a decrease of approximately $227,000 in costs associated with being an SEC reporting company partially offset by an increase of approximately $733,000 in consulting costs related to our financing and partnering efforts as well as severance related costs of approximately $352,000.

Liquidity and Capital Resources

Our objective is to finance our business appropriately through a mix of debt or equity financings, partnering payments, receipts from contracts for external programs, grant proceeds and interest income earned on our cash and cash equivalents, until such time as we have sufficient product sales and royalties to achieve positive cash flow from operations. We expect that our ability to raise future funds will be affected by our ability to enter into some combination of new or expanded partnering arrangements and service contracts for external programs, the terms of such arrangements and contracts, the results of research and development and preclinical and clinical testing of FVIIa and our other proprietary product candidates, and advances in competing products and technologies, as well as general market conditions.

We use our cash primarily to pay salaries, wages and benefits, facility and facility-related costs of office, farm and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first six months of 2010 we had a net increase in cash and marketable securities of $2.4 million, which reflects $11.5 million used in operations and $88,000 used to pay down debt, net of $14 million of funding from LFB related to our issuance to LFB of two secured notes.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in the second quarter of 2010 and since inception, and we had an accumulated deficit of approximately $337 million at July 4, 2010. The primary sources of additional capital raised in 2009 and the first six months of 2010 have been equity financings and debt financings. Based on our cash balance as of July 4, 2010, as well as the potential cash receipts from existing programs and the $3.7 million of cash received, net of expenses, from the award in the LEO arbitration in July 2010, we anticipate that we have the ability to continue our operations to the middle of the fourth quarter of 2010. We are currently engaged in discussions for potential new partnering arrangements and plan to bring in further financial resources through some combination of partnering transactions, including milestones, contract services, and other debt or equity financings. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all. If no funds are available we would have to sell or liquidate the business. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding would dilute the ownership percentage of our existing equity investors. On November 5, 2009, we implemented a restructuring plan to enable us to meet the requirements of key programs and maximize the impact of our cash resources. In June 2010, we implemented a further restructuring of our operations as part of an initiative to narrow our strategic and operational focus and significantly decrease our on-going financial resource requirements. These two restructuring plans, which are expected to provide savings of approximately $13 million to $15 million on an annualized basis, included a cumulative reduction in our work force from 154 to 61 employees.

Cash Flows used in Operating Activities

Cash used in operating activities increased by approximately $1.3 million from $10.2 million for the first six months of 2009 to $11.5 million in the first six months of 2010. The increase is primarily a result of an increase in accounts payable partially offset by $2.8 million of cost reimbursement from LFB in the first six months of 2010 included in our net loss.

Cash Flows from Investing Activities

There were no significant cash flows provided by or used in investing activities during the first six months of 2010 and 2009.

Cash Flows from Financing Activities

In February 2010 we issued a secured note to LFB in the principal amount of $7,000,000, the principal and accrued interest of which may be cancelled at LFB’s option and credited to the purchase of shares of our common stock or securities convertible or exchangeable into shares of our common stock through participation, at LFB’s option, in future offerings of our securities at the price per share of the respective offering.

In June 2010, we issued a secured convertible note to LFB in the principal amount of $7,000,000. LFB may convert the debt into our common stock at any time at a conversion price of $0.42 per share. Prior to a conversion, the principal and accrued interest may be cancelled at LFB’s option and credited to the purchase of shares of our common stock or securities convertible or exchangeable into shares of our common stock through participation, at LFB’s option, in future offerings or our securities at the price per share of the respective offering.

Our $31.5 million of outstanding long-term debt at July 4, 2010 includes approximately $13.3 million owed to LFB (net of unamortized discount of approximately $284,000) on the convertible note that we issued to LFB in December 2008, approximately $735,000 owed to LFB (net of an unamortized discount of approximately $108,000) on the convertible note that we issued to LFB in December 2006, approximately $3.4 million owed to LFB on the term debt promissory note that we issued in June 2009, approximately $7 million on the term debt promissory note that was issued in February 2010 and approximately $7 million on the convertible note that was issued in June 2010. Of the $31.5 million, approximately $327,000 was classified as current, which reflects the amount due through June 2011 on the convertible notes and the term debt promissory notes with LFB as well as the amounts due for capital leases.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our 2009 Form 10-K. We have reviewed the commitments and contingencies at July 4, 2010 and noted that there were no material changes or additions.

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

In connection with our collaboration with LEO Pharma, we initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008 and asked the tribunal to determine that LEO was not legally entitled to exercise its contractual remedies on termination for alleged cause and that we were entitled to damages with respect to LEO’s actions. In July 2010, the tribunal in the ICC proceedings issued its final, non-appealable award, finding that we had validly terminated our collaboration agreement with LEO Pharma in March 2009 and awarding us a total of approximately $4.1 million in damages and costs, which were paid by LEO in July 2010. In addition, LEO has been ordered to turn over to us all data related to the Phase II trial that LEO was conducting in patients with disseminated intravascular coagulation (DIC) and that was terminated before the planned completion of the trial. All of LEO Pharma’s counterclaims in the arbitration were rejected.

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

We are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 6.	EXHIBITS.

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 26, 2009. Filed at Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on May 27, 2009 and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization of GTC Biotherapeutics, Inc., filed with the Secretary of the Commonwealth of Massachusetts on July 30, 2009. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on July 31, 2009 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

4.1	$7,000,000 convertible secured note issued by the Company to LFB Biotechnologies S.A.S. on June 15, 2010. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on June 18, 2010 and incorporated herein by reference.

10.1**	GTC Biotherapeutics, Inc. amended and restated 2002 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on June 1, 2010 and incorporated herein by reference.

10.2	Fourth Amendment to the Amended and Restated Security Agreement between the Company and LFB Biotechnologies S.A.S. Filed herewith.

10.3	Fourth Amendment to Mortgage Agreement and Fixture Filing between the Company and LFB Biotechnologies S.A.S. Filed herewith.

10.4**	Separation Agreement, dated as of June 17, 2010, by and between the Company and Geoffrey F. Cox. Filed herewith.

10.5**	Separation Agreement, dated as of June 17, 2010, by and between the Company and John B. Green. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

**	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2010	GTC BIOTHERAPEUTICS, INC.

	By:	/S/ WILLIAM K. HEIDEN
William K. Heiden
Chairman, Chief Executive Officer & President

EXHIBIT INDEX

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 26, 2009. Filed at Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on May 27, 2009 and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization of GTC Biotherapeutics, Inc., filed with the Secretary of the Commonwealth of Massachusetts on July 30, 2009. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on July 31, 2009 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

4.1	$7,000,000 convertible secured note issued by the Company to LFB Biotechnologies S.A.S. on June 15, 2010. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on June 18, 2010 and incorporated herein by reference.

10.1**	GTC Biotherapeutics, Inc. amended and restated 2002 Equity Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on June 1, 2010 and incorporated herein by reference.

10.2	Fourth Amendment to the Amended and Restated Security Agreement between the Company and LFB Biotechnologies S.A.S. Filed herewith.

10.3	Fourth Amendment to Mortgage Agreement and Fixture Filing between the Company and LFB Biotechnologies S.A.S. Filed herewith.

10.4**	Separation Agreement, dated as of June 17, 2010, by and between the Company and Geoffrey F. Cox. Filed herewith.

10.5**	Separation Agreement, dated as of June 17, 2010, by and between the Company and John B. Green. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

**	Indicates a management contract or compensatory plan.