Form 10-Q
period 2010-09-30
GTC BIOTHERAPEUTICS INC
filed 2010-10-28
CIK 904973

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010
Common Stock, $0.01 par value	30,459,835

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding future revenues, research and development programs, clinical trials, possible strategic transactions and collaborations and our future cash requirements. The words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words are intended to identify forward-looking statements. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect future revenues, research and development programs, clinical trials and collaborations and our future cash requirements include, without limitation, continued operating losses, our ability to raise additional capital, technology risks to our transgenically produced products, the performance of our collaboration partners and continuation of our collaborations, our ability to enter into collaborations in the future and the terms of such collaborations, regulatory approval of our transgenically produced products, preclinical and clinical testing of our transgenically produced products, and those factors set forth in “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 as filed with the Securities and Exchange Commission, as supplemented and amended by the “Risk Factors” contained in our Quarterly Reports on Form 10-Q.

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

GTC BIOTHERAPEUTICS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, dollars in thousands except share amounts)

	September 30, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,738	$3,816
Accounts receivable and unbilled contract revenue	395	243
Related party receivable	2,417	1,500
Inventory	379	56
Restricted cash	449	599
Other current assets	938	1,217

Total current assets	7,316	7,431
Net property, plant and equipment	11,873	12,456
Intangible assets, net	4,671	5,348
Other assets	600	765

Total assets	$24,460	$26,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,689	$6,295
Accrued liabilities	7,596	6,029
Related party payable	1,300	650
Short-term deferred contract revenue	1,477	6,875
Derivative liability	—	2,660
Current portion of long-term debt	26	51
Current portion of debt to related party	—	300

Total current liabilities	15,088	22,860
Accrued interest related party	1,457	656
Long-term deferred contract revenue	—	8,173
Long-term debt, net of current portion	35	54
Long-term debt to related party, net of debt discount	31,638	16,704
Other long-term liabilities	20	37

Total liabilities	48,238	48,484
Redeemable convertible preferred stock:
Series E-1 Redeemable Convertible Preferred stock, net of offering costs; $.01 par value; 18,000 shares authorized and 6,000 shares were issued and outstanding at January 3, 2010	—	4,223
Series E-2 Redeemable Convertible Preferred stock, $.01 par value; 20,250 shares authorized and 6,750 shares were issued and outstanding at January 3, 2010	—	4,370
Related party subscription receivable	—	(6,375)

Total redeemable convertible preferred stock	—	2,218
Shareholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized: 15,000 shares were designated as Series D convertible preferred stock; 115 were issued and outstanding at September 30, 2010 and January 3, 2010	—	—
Common stock, $.01 par value; 210,000,000 shares authorized; 30,459,485 and 24,727,010 shares were issued and outstanding at September 30, 2010 and January 3, 2010, respectively	304	247
Capital in excess of par value	309,273	303,869
Accumulated deficit	(333,355)	(328,818)

Total shareholders’ deficit	(23,778)	(24,702)

Total liabilities, redeemable convertible preferred stock and shareholders’ deficit	$24,460	$26,000

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, dollars in thousands except per share amounts)

	Fiscal three months ended		Fiscal nine months ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009

Revenues:
Service revenue	$319	$134	$760	$772
Product revenue	184	615	581	830
Other milestone revenue	8,724	—	13,157	—

Total revenue	9,227	749	14,498	1,602
Costs of revenue and operating expenses:
Cost of service revenue	313	255	839	875
Cost of product revenue	21	299	74	315
Research and development	3,344	7,141	13,262	20,914
Selling, general and administrative	1,442	2,600	6,975	8,245

Total cost of revenue and operating expenses	5,120	10,295	21,150	30,349

Operating profit (loss)	4,107	(9,546)	(6,652)	(28,747)
Other income (expense):
Interest income	—	—	—	21
Interest expense	(625)	(695)	(1,721)	(2,706)
Other income (expense)	40	5,331	3,836	5,411

Net income (loss)	$3,522	$(4,910)	$(4,537)	$(26,021)

Accretion on redeemable convertible preferred stock	—	(144)	—	(144)

Net income (loss) attributable to common stockholders	$3,522	$(5,054)	$(4,537)	$(26,165)

Net income (loss) per common share
Basic	$0.12	$(0.48)	$(0.15)	$(2.51)

Diluted	$0.05	$(0.48)	$(0.15)	$(2.51)

Weighted average number of common shares outstanding
Basic	30,449	10,487	30,392	10,445

Diluted	77,670	10,487	30,392	10,445

The accompanying notes are an integral part of these financial statements.

GTC BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in thousands)

	Fiscal nine months ended
	September 30, 2010	September 27, 2009
Cash flows from operating activities:
Net loss from operations	$(4,537)	$(26,021)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	1,579	1,642
Non-cash other income	—	(5,299)
Purchase of in-process research and development	—	1,250
Stock based compensation	250	610
Common stock issuance to GTC savings and retirement plan	329	793
Non-cash interest expense	683	797
Changes in assets and liabilities:
Accounts receivable and unbilled contract revenue	(1,069)	(9)
Inventory	(323)	740
Other assets and liabilities	427	(18)
Accounts payable	(956)	(587)
Accrued liabilities	2,368	676
Deferred contract revenue	(13,571)	5,226

Net cash used in operating activities	(14,820)	(20,200)
Cash flows from investing activities:
Purchase of property, plant and equipment	(320)	(171)
Restricted cash	150	—

Net cash used in investing activities	(170)	(171)
Cash flows from financing activities:
Proceeds from long term debt from related party	7,000	—
Proceeds from convertible debt financing from related party	7,000	3,922
Proceeds from preferred stock financing from related party	—	7,474
Net proceeds from employee stock purchase plan	5	24
Repayment of long-term debt and capital leases	(93)	(939)

Net cash provided by financing activities	13,912	10,481

Net decrease in cash and cash equivalents	(1,078)	(9,890)
Cash and cash equivalents at beginning of period	3,816	11,643

Cash and cash equivalents at end of period	$2,738	$1,753
Supplemental disclosure of cash flow information:
Conversion of LFB debt, net of debt discount	$—	$4,512
Release of restricted cash for repayment of long-term debt	—	4,000
Settlement of liability due to LFB conversion to convertible note	—	513
Settlement of liability due to vendor converted to promissory note	—	644
Reclassification of warrants to liability	—	96
Assets purchased under capital lease	—	159
Change in fair value of the option associated with the LFB July 2009 redeemable convertible preferred stock financing	—	(5,299)
Merrimack preferred stock in consideration for AFP license	—	1,250

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

Our significant accounting policies are the same as described in Note 2 to our Notes to Consolidated Financial Statements included in our 2009 Form 10-K. The financial statements for the fiscal nine months ended September 30, 2010 and September 27, 2009, are unaudited but include, in our opinion, all adjustments necessary for a fair presentation of the results for the periods presented. We have reclassified amounts on the balance sheet between current and long-term liabilities for the prior period presented. These adjustments are normal and recurring in nature. Comprehensive loss is substantially the same as our net loss.

In July 2010, the Board of Directors amended our 2010 year end date from January 2, 2011 to December 31, 2010 and a change in the end of the third fiscal quarter from October 3, 2010 to September 30, 2010, reflecting a change to the calendar year end reporting cycle.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow since inception and have an accumulated deficit of approximately $333 million at September 30, 2010. We also have negative working capital of $7.8 million as of September 30, 2010. Based on our cash balance as of September 30, 2010, as well as potential cash receipts primarily from the funding of programs under the LFB collaboration, we believe our capital resources will be sufficient to fund operations to the middle of December of 2010. Our recurring losses from operations and limited funds raise substantial doubt about our ability to continue as a going concern. Our plans with regard to this matter include seeking additional financing arrangement and seeking collaboration arrangements. If no funds are available to us through these channels, we would have to sell or liquidate the business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Our primary sources of additional capital raised have been equity financings and debt financings. Management expects that future sources of funding may include new or expanded partnering arrangements and additional sales of equity or debt securities. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed has had a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds do not become available we may be required to take further steps to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding would dilute ownership of our existing equity investors. We are currently engaged in discussions for potential new partnering transactions, service contracts and plan to bring further financial resources into GTC in the future through some combination of partnering transactions and other debt or equity financing arrangements. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all.

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 15, 2010, LFB sent a letter to the independent members of our board of directors indicating that LFB’s Board of Directors had approved LFB making an offer to take us private for $0.28 per share. The going private transaction, as proposed by LFB, would be structured as follows: LFB would purchase approximately 61 million shares of our common stock in a private placement for $0.28 per share, or an aggregate purchase price of approximately $17 million. After completion of the proposed private placement and conversion of convertible preferred stock of GTC owned by LFB, LFB would own at least 90% of our outstanding common stock. Following the private placement, LFB would effect a short-form merger in accordance with Massachusetts law cashing out all minority shareholders for $0.28 per share. Once this transaction is completed we would no longer be required to file reports with the Securities and Exchange Commission.

2. Net Loss per Common Share:

Per share information is based upon the weighted average number of shares of common stock outstanding during the period. Potential common shares consisting of warrants, stock options and stock to be issued under our defined contribution retirement plan totaled 5.6 million shares and 5.4 million shares at September 30, 2010 and September 27, 2009, respectively. Although we had net income for the three months ended September 30, 2010, we were in a net loss position at September 30, 2010. Since we had net income for the three months ended September 30, 2010, these potential common shares were used to compute diluted earnings per share for the three months ended September 30, 2010. Since we were in a net loss position for the nine months ended September 30, 2010 and September 27, 2009, these potential common shares were not used to compute diluted loss per share, as the effect was antidilutive. We also have four convertible notes payable to LFB. The first convertible note has a current principal balance of approximately $753,000, net of unamortized debt discount of approximately $89,000, which automatically converts into shares of our common stock in conjunction with any future common stock offerings at the per share offering price of the respective offering. The second convertible note has a current principal balance of approximately $13.5 million, net of unamortized debt discount of approximately $248,000 which may be converted into our common stock at $3.10 per share at LFB’s discretion. The third convertible note has a current principal balance of approximately $7 million, which may be converted into our common stock of $0.42 per share at LFB’s discretion. The fourth convertible note has a current principal balance of approximately $7 million which LFB may convert into shares of our common stock in conjunction with any future common stock offering at a per share price of the respective offering. See Note 4 below for further discussion on our relationship with LFB.

3. Loss Per Share:

	For the fiscal three months ended September 30, 2010
	(dollars in thousands)
Net income available to common shareholders		$3,522
Plus: Income impact of assumed conversions
Interest on convertible debt	$522

Effect of assumed conversions		522

Net income available to common shareholders + assumed conversions		$4,044

Weighted-average shares		30,449
Plus: Incremental shares from assumed conversions
Convertible debt	47,221

Dilutive potential common shares		47,221

Adjusted weighted-average shares		77,670

Diluted EPS		$0.05

Options to purchase 797,324 shares of common stock at exercise prices ranging from $0.42 to $177.50 per share were outstanding during the third quarter of 2010. We also had 4,356,826 warrants at exercise prices ranging from $3.10 to $20.50 per share outstanding during the third quarter of 2010. Neither the options or the warrants were included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares.

4. Business Agreements:

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

In July 2010, we signed a definitive agreement with Lundbeck whereby we regained commercialization rights to ATryn® in the U.S. and terminated our collaboration with Lundbeck. The agreement includes a defined transition period of up to six months wherein Lundbeck will perform certain services on our behalf in order to ensure that ATryn® will continue to be available to physicians and their patients in an uninterrupted fashion as commercialization responsibilities are smoothly transitioned to us. We will pay Lundbeck a fixed monthly fee for sales and pharma-covigilance activities during the transition period and pay them for the direct distribution costs they incur plus a small mark up. Thereafter, Lundbeck will earn a royalty on net sales beginning in two years, with a predefined cumulative maximum. As a result of the termination of our previous collaboration agreement with Lundbeck, we recognized the remaining deferred revenue of approximately $8.7 million in the third quarter of 2010 related to our obligation under the previous collaboration agreement to supply ATryn® to Lundbeck. As part of the agreement we purchased Lundbeck’s remaining inventory of ATryn® for total consideration of $400,000, $200,000 of which was paid upon the effective date of the agreement and the remaining $200,000 to be paid on the last day of the transition period. The fair value of the inventory purchased was well in excess of the consideration to be paid, and as a result the full $400,000 we paid for the inventory was allocated to the cost of the inventory.

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

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 15, 2010, we issued and sold a $7,000,000 secured convertible note to LFB and received $7,000,000 in gross proceeds. The secured convertible note has a 36-month term and accrues interest at a rate of 4%, with a single payment of principal and interest at maturity. After January 1, 2011, LFB may annually adjust the rate of interest upwards or downwards, based on LFB’s then-current cost of capital, as determined by LFB in the exercise of its commercially reasonable discretion. LFB may convert the debt into our common stock at a conversion price of $0.42 per share at any time. Over the term of the secured note LFB may also elect to participate in any of our future equity financing transactions by cancelling all or any portion of the principal and interest outstanding under the secured note for any shares of our common stock or securities convertible, exercisable or exchangeable into shares of our common stock that we issue and sell in the financing. On June 15, 2010, we also entered into amendments to modify our existing security agreements with LFB to add the 2010 secured convertible note to our debt that is secured by a first priority security interest on all of our assets, including our intellectual property, but excluding livestock.

Potential Going Private Transaction

On October 15, 2010, LFB sent a letter to the independent members of our board of directors indicating that LFB’s Board of Directors had approved LFB making an offer to take us private for $0.28 per share. Please see Note 1.

JCOM Co. Ltd (“JCOM”)

In February 2009, we entered into a license and development agreement with JCOM, an affiliate of Dong-A Pharmaceuticals (a leading pharmaceutical company in South Korea), whereby we granted to JCOM an option for an exclusive license for Asia and a separate option for a co-exclusive license for the rest of the world, under our patent and know-how rights to make, use, sell, offer for sale and import recombinant human insulin products in these territories. We are developing cell lines to demonstrate production of recombinant human insulin for JCOM. The agreement contemplates the subsequent establishment of a transgenic production system in South Korea. During the first quarter of 2009, we received $750,000 from JCOM, which was recorded as deferred revenue and will be recognized as revenue when JCOM either exercises its options for Asia and the rest of the world or when the options expire, whichever comes first.

5. Inventory:

Inventory consists of finished goods at September 30, 2010 and January 3, 2010. Inventories on hand were related to ATryn®, which has been approved for commercial sale in the U.S. and Europe.

We carry inventory at the lower of cost or market using the first-in, first-out method. We expect that all inventory capitalized will be sold for clinical trials or commercial use. Up through July 4, 2010, because we had only one customer, we only capitalized inventory if orders had been received. If at any time we believed that the sale of inventory is no longer probable, we charge the inventory to expense. Because our cost of production to date has exceeded our agreed upon maximum price, we have expensed these excess costs as they were incurred.

As noted above, we regained the U.S. commercialization rights to ATryn® in July 2010 and purchased Lundbeck’s remaining inventory of ATryn®.

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

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Liabilities:

Accrued liabilities included the following:

	(dollars in thousands)
	At September 30, 2010	At January 3, 2010
Accrued payroll and benefits	$1,093	$1,810
Accrued severance	1,541	159
Accrued bonuses	1,334	1,172
Accrued interest related party (1)	1,457	656
Other	3,628	2,888

Total accrued expenses	$9,053	$6,685

(1)	The accrued interest related party represents interest accrued on our convertible notes and promissory notes with LFB (see Note 9).

In November 2009, we announced a restructuring of our organization to meet the requirements of our key programs and extend the duration of our cash resources. Under the restructuring plan, headcount was reduced by approximately 30% from 154 to 109 full time equivalent employees. This restructuring included employees from most departments located at both our Framingham and central Massachusetts locations. During the fourth quarter of 2009 we recorded severance expense in the amount of $460,000 of which approximately $374,000 and $86,000 was recorded to research and development expense and selling, general and administrative expense, respectively. At January 3, 2010 approximately $159,000 remained in accrued liabilities all of which was paid out during the first six months of 2010. There are no further accrued liabilities in relation to unpaid severance costs for the November 2009 restructuring.

In June 2010, we implemented a further restructuring of our operations as part of an initiative to narrow our strategic and operational focus to three key areas; FVIIa, ATryn®, and our bio-superiors product portfolio. This restructuring maintained the key employee base to achieve these objectives while significantly decreasing our on-going financial resource requirements. Under this restructuring plan, headcount was reduced by approximately 44% from 109 to 61 employees. This restructuring included employees from most departments located at both our Framingham and central Massachusetts locations, including our Chief Executive Officer and our Chief Financial Officer. Board member William K. Heiden was named Chairman, Chief Executive Officer and President. During the second quarter of 2010, we recorded severance expense in the amount of approximately $2.2 million, of which approximately $800,000 and $1.4 million were recorded to research and development expense and selling, general and administrative expense, respectively. During the third quarter of 2010, we recorded additional severance expense in the amount of approximately $163,000 for one additional employee headcount reduction. During the second and third quarters of 2010, approximately $796,000 was paid out of the severance reserve related to this restructuring and approximately $1.5 million remained in accrued liabilities at September 30, 2010 in relation to unpaid severance costs for the June 2010 restructuring, which will be paid out through the third quarter of 2011.

7. Intangible Assets:

Our intangible assets consist of marketing rights and technology licenses with amortization lives between 9 years and 15 years. Amortization expense was approximately $225,000 for each of the fiscal three-month periods ended September 30, 2010 and September 27, 2009 and $676,000 for each of the nine-month periods ended September 30, 2010 and September 27, 2009.

The estimated aggregate amortization expense for all our intangible assets over the next five years is as follows:

(dollars in thousands)
Three months remaining in 2010	$225
2011	$902
2012	$902
2013	$902
2014	$902

8. Redeemable Convertible Preferred Stock:

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

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010, on an as converted basis, LFB beneficially owned approximately 82% of our common stock through its holdings of common stock, convertible debt and Series D preferred stock, exclusive of its warrants and options.

9. Long-Term Debt:

Our long-term debt consisted of the following:

	(dollars in thousands)
	September 30, 2010	January 3, 2010
Capital leases, with monthly payments of approximately $3 through May 2014	$60	$76
Convertible note to LFB, fixed annual interest of 2%, net of debt discount(1)	753	698
Convertible note to LFB, fixed annual interest of 4%(3), net of debt discount(2)	13,535	12,907
Promissory note to LFB, fixed annual interest of 4%(3)(4)	3,351	3,400
Promissory note to LFB, fixed annual interest of 4%	7,000	—
Convertible note to LFB, fixed annual interest of 4%	7,000	—
Other debt	—	28

	31,699	17,109
Less current portion	(26)	(351)

	$31,673	$16,758

Maturities of long-term debt are as follows:

2010	$26
2011	17,661
2012	14,007
2013	5

$31,699

(1)

Based on our effective borrowing rate of 10.8%, we recorded a debt discount of approximately $1.1 million for the difference between the stated interest rate and the effective borrowing rate. The debt discount is being amortized over the five-year term of the note. The debt discount balance as of September 30, 2010 is approximately $89,000.

(2)

We recorded a debt discount of approximately $500,000 for the expenses incurred by us on LFB’s behalf. The debt discount is being amortized over the term of the note. The debt discount balance as of September 30, 2010 is approximately $248,000.

(3)	In December 2009, we amended the convertible note and promissory note reducing the interest rate to 4% from 8% and 10.8%, respectively, effective January 1, 2010.
(4)

As of July 4, 2010, we were in default of our promissory note to LFB as a result of not making principal and interest payments during the second quarter of 2010. In July 2010, we entered into a waiver and amendment to the promissory note whereby LFB waived all defaults under the promissory note, including payment of principal and interest that was due on July 1, 2010 and any penalties and/or interest related thereto. Pursuant to the terms of the waiver and amendment, LFB also waived all cross-defaults under our other debt instruments that were triggered by defaults under the promissory note. The note was amended such that all principal and interest thereunder shall no longer be payable on a monthly basis, but shall instead be due and payable at maturity.

At September 30, 2010 and January 3, 2010, the fair values of all of our material debt instruments were as follows:

	(dollars in thousands)
	At September 30, 2010	At January 3, 2010
Convertible note to LFB, fixed annual interest of 2%	$769	$688
Convertible note to LFB, fixed annual interest of 4%	19,061	17,022
Promissory note to LFB, fixed annual interest of 4%	2,924	2,802
Promissory note to LFB, fixed annual interest of 4%	5,189	—
Convertible note to LFB, fixed annual interest of 4%	5,062	—

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of our LFB convertible notes and promissory notes were calculated using a net present value approach using unobservable inputs that are supported by little or no market activity. We used an effective interest rate of 15% in our fair value calculation.

10. Fair Value:

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

	Fair Value Measure as of September 30, 2010
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

The following table provides a reconciliation of fair value for which we used Level 3 or significant unobservable inputs at September 30, 2010 and January 3, 2010 (in thousands):

	January 3, 2010 Balance	Purchase of Series E Preferred Stock	Fair Value Adjustments	Conversion of Series E Preferred Stock	September 30, 2010 Balance
Derivative Liability	$2,660	$—	$—	$(2,660)	$—

Total	$2,660	$—	$—	$(2,660)	$—

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the first nine months of 2009, we recorded approximately $170,000 of compensation expense related to the restricted stock units.

Participants in the Retention Plan who remained employed by us through March 31, 2010 also received a specified cash retention payment which was paid out in April 2010. We accrued the amount of such cash retention payments on a straight line basis over a 22-month period, resulting in an expense of approximately $135,000 during the third quarter of 2009 and $224,000 and $461,000 during the first nine months of 2010 and 2009, respectively.

In December 2008, we granted 222,500 stock options to our executive officers and other senior personnel pursuant to a retention plan under our Equity Plan. The options to purchase our common stock are exercisable at a price of $3.10 per share. Fifty percent of the options vested on September 30, 2009 and the remaining options vested on June 30, 2010.

In July 2010, we implemented a cash incentive program in which certain members of senior management will participate. The potential cash awards under this program will be made in June 2011, if ever, based upon evaluations of performance against a specific list of individual goals for each of the participants. The total potential cash award is approximately $300,000.

12. New Accounting Pronouncements:

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

In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. This guidance is effective on a prospective basis for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We will adopt this update on January 1, 2011. We have not yet determined what the impact will be on our financial position or results of operations.

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

GTC BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2010, the FASB issued updated guidance on the use of the milestone method of revenue recognition that applies to research or development transactions in which one or more payments are contingent upon achieving uncertain future events or circumstances. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of this guidance, and we have not yet determined the impact of the standard on our financial position or results of operation, if any.

13. Legal Proceedings:

In connection with our collaboration with LEO Pharma, we initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008 and asked the tribunal to determine that LEO was not legally entitled to exercise its contractual remedies on termination for alleged cause and that we were entitled to damages with respect to LEO’s actions. In July 2010, the tribunal in the ICC proceedings issued its final, non-appealable award, finding that we had validly terminated our collaboration agreement with LEO Pharma in March 2009 and awarding us a total of approximately $4.1 million in damages and costs, which were paid by LEO in July 2010. In addition, LEO has turned over to us all data related to the Phase II trial that LEO was conducting in patients with disseminated intravascular coagulation (DIC) and that was terminated before the planned completion of the trial. All of LEO Pharma’s counterclaims in the arbitration were rejected.

As a result of the determination by the ICC that we validly terminated the agreement, we recognized approximately $4 million of revenue, which had been previously deferred, associated with milestone payments previously paid by LEO. In addition, as a result of the award issued for damages and costs, we recorded a $4.1 million receivable in the second quarter of 2010, of which $3.8 million was recorded to other income, approximately $200,000 of expenses related to court costs were recorded as an offset to selling, general and administrative expenses and approximately $100,000 of expenses related to regulatory fees were recorded as an offset to research and development expenses. The $4.1 million was received during the third quarter of 2010.

BioProtein Technologies Company, a French corporation, brought a legal action against LFB and GTC in France on a breach of contract claim regarding a contract between BioProtein and LFB. LFB is the principal defendant, but we were joined in the lawsuit based on the allegations by BioProtein that we tortiously interfered with an existing contract between LFB and BioProtein. The total claim against both parties is for 31 million euros. We have retained counsel in France, and we will vigorously defend ourselves. However, pursuant to our Joint Commercialization and Development Agreement with LFB, LFB has agreed to fully indemnify us with respect to any legal fees and damages arising from this lawsuit. On October 14, 2010, we were informed that the Paris civil court has rejected BioProtein’s initial disclosure request with respect to a contract appending between us and LFB. In that case, BioProtein has been ordered to pay € 2,000 to us and € 5,000 to LFB in order to reimburse a portion of the expenses associated with this procedure. The next hearings on this case are expected to take place late in 2010.

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

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have operated at a net loss since our inception in 1993, excluding the three months ended September 30, 2010, and we used $14.8 million of net cash in our operating cash flows during the first nine months of 2010. We also have negative working capital of $7.8 million as of September 30, 2010. We are entirely dependent upon funding from equity financings, partnering programs and proceeds from short and long-term debt to finance our operations until we achieve commercial success in selling and licensing our products and positive cash flow from operations. Based on our cash balance as of September 30, 2010, as well as potential cash receipts primarily from the funding of programs under the LFB collaboration, we believe our capital resources will be sufficient to fund operations to the middle of December of 2010. Our recurring losses from operations and our limited available funds raise substantial doubt about our ability to continue as a going concern. Our plans with regard to this matter include seeking additional financing arrangements and seeking collaboration arrangements. If no funds are available, we would have to sell or liquidate the business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount of reclassification of liabilities, or any adjustments that might be necessary should we be unable to continue as a going concern. Management expects that future sources of funding may include new or expanded partnering arrangements, contract service agreements, and additional sales of equity or debt securities. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We may be required to delay, reduce the scope of or eliminate our research and development programs, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding would dilute ownership of our existing equity investors.

On October 15, 2010, LFB sent a letter to the independent members of our board of directors indicating that LFB’s Board of Directors had approved LFB making an offer to take us private for $0.28 per share. The going private transaction, as proposed by LFB, would be structured as follows: LFB would purchase approximately 61 million shares of our common stock in a private placement for $0.28 per share, or an aggregate purchase price of approximately $17 million. After completion of the proposed private placement and conversion of convertible preferred stock of GTC owned by LFB, LFB would own at least 90% of our outstanding common stock. Following the private placement, LFB would effect a short-form merger in accordance with Massachusetts law cashing out all minority shareholders for $0.28 per share. Once this transaction is completed we would no longer be required to file reports with the Securities and Exchange Commission.

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

Results of Operations

The key drivers of our losses are costs of revenue and research and development expenses in relation to revenue. As discussed above we implemented restructuring programs in November 2009 and June 2010. Under these restructuring plans, headcount was reduced by approximately 60% in aggregate, from 154 to 61 full time equivalent employees. The restructurings included employees from most departments located at both our Framingham and central Massachusetts locations. During the second quarter of 2010 we recorded severance expense in the amount of approximately $2.2 million, of which approximately $800,000 and $1.4 million were recorded to research and development expense and selling, general and administrative expense, respectively. During the third quarter of 2010, we recorded additional severance expense in the amount of approximately $163,000 for one additional employee headcount reduction. During the first nine months and the third quarter of 2010, approximately $955,000 and $659,000, respectively, was paid out of the severance reserve related to the 2009 and 2010 restructurings. There are no further amounts owed for the 2009 restructuring. Approximately $1.5 million remains in accrued liabilities in relation to unpaid severance costs for the June 2010 restructuring, which will be paid out through the third quarter of 2011. The changes from both the 2009 and 2010 restructurings, along with other operating expense reductions are expected to provide savings of $13 million to $15 million on an annualized basis. Based on the first nine months of 2010 and our projections for the remainder of 2010, we believe we are on track to achieve these savings.

Fiscal three months ended September 30, 2010 and September 27, 2009

	(dollars in thousands)
	September 30, 2010	September 27, 2009	$ Change	% Change
Revenue	$9,227	$749	$8,478	1,132%
Cost of revenue	$334	$554	$(220)	(40)%
Research and development expense	$3,344	$7,141	$(3,797)	(53)%
Selling, general & administrative expense	$1,442	$2,600	$(1,158)	(45)%
Other income (expense)	$(585)	$4,636	$(5,221)	(113)%
Accretion on redeemable convertible preferred stock	$—	$(144)	$144	100%

Revenue. During the third quarter of 2010, as a result of the termination of our agreement with Lundbeck, we recognized approximately $8.4 million of revenue relating to upfront milestone payments which had previously been deferred. We also derived approximately $503,000 related to the sale of ATryn® product and approximately $212,000 for our program with PharmAthene. We expect revenue from external programs to continue to vary from quarter to quarter due to the nature, timing and specific requirements for these development activities. In July 2010 we regained the U.S. commercialization rights to ATryn® and, therefore, we are selling ATryn® directly to end users at market price rather than to Lundbeck at the lower negotiated price in our previous agreement with Lundbeck.

Cost of revenue. The decrease in cost of revenue for the third quarter of 2010 compared to the third quarter of 2009 was primarily a result of a decrease of approximately $278,000 in costs related to the sale of ATryn®. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The decrease in research and development expense for the third quarter of 2010 compared to the third quarter of 2009 was primarily due to funding from LFB of $1.4 million in the third quarter of 2010 for costs incurred on the programs in our joint collaboration with LFB, a decrease of follow-on biologics-related expenses of approximately $1.4 million as well as a decrease of ATryn® related expenses of approximately $900,000.

Our third quarter 2010 research and development expense included $1.1 million related to the ATryn® program as compared to $2 million in the third quarter of 2009. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions) Fiscal three months ended
	September 30, 2010	September 27, 2009
ATryn® manufacturing expenses	$0.5	$1.4
EMA regulatory process expenses	0.2	0.3
U.S. clinical trial and regulatory expenses	0.4	0.3

Total	$1.1	$2.0

Manufacturing costs include the costs of producing commercial material in excess of the maximum transfer price to Lundbeck, process development and validation costs for the scale up of the ATryn® manufacturing process, and costs associated with the establishment of a second fill site, as well as the accrual of manufacturing costs.

During the third quarter of 2010, we incurred approximately $2.7 million of expenses for our joint collaboration programs with LFB (FVIIa, FIX, CD20 and AAT) and we also recorded a $1.4 million receivable from LFB related to an agreed upon reimbursable portion of our costs incurred in these programs during the third quarter of 2010, which was reflected as a reduction in the program costs in research and development. During the third quarter of 2009, we incurred approximately $2.3 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT).

We also incurred approximately $1 million of expenses on other research and development programs during the third quarter of 2010 as compared to $2.9 million in the third quarter of 2009. This decrease is primarily due to lower expenses incurred on the AFP and follow-on biologics programs. We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Selling, general and administrative expense. The decrease in SG&A is primarily a result of lower expenses of approximately $621,000 related to the LEO arbitration, a decrease of approximately $116,000 in other legal costs as well as a decrease of approximately $271,000 in costs associated with the 2010 restructurings.

Other income (expense). Other income in the third quarter of 2009 was primarily due to non-cash other income as a result of the change in the fair value of the derivative and warrants associated with the July 2009 LFB redeemable convertible preferred stock financing.

Accretion on redeemable convertible preferred stock. During the third quarter of 2009 we recorded $144,000 of accretion associated with the July 2009 LFB redeemable convertible preferred stock financing.

Fiscal nine months ended September 30, 2020 and September 27, 2009

	(dollars in thousands)
	September 30, 2010	September 27, 2009	$ Change	% Change
Revenue	$14,498	$1,602	$12,896	805%
Cost of revenue	$913	$1,190	$(277)	(23)%
Research and development expense	$13,262	$20,914	$(7,652)	(37)%
Selling, general and administrative expense	$6,975	$8,245	$(1,270)	(15)%
Other income (expense)	$2,115	$2,726	$(611)	(22)%
Accretion on redeemable convertible preferred stock	$—	$(144)	$144	100%

Revenue. During the first nine months of 2010, as a result of the final award in the LEO Pharma arbitration, we recognized approximately $4.4 million of revenue relating to the upfront milestone payments which had previously been deferred. Also during the first nine months of 2010, as a result of the termination of our agreement with Lundbeck, we recognized approximately $8.6 million of revenue relating to upfront milestone payments which had previously been deferred, approximately $633,000 related to the sale of ATryn® product as well as approximately $424,000 for our PharmAthene program. During the first nine months of 2009, our revenue was primarily derived from Lundbeck, of which approximately $477,000 related to the sale of ATryn® product and approximately $243,000 related to the amortization of milestone payments previously received. We also derived approximately $377,000 of revenue from our external development program with PharmAthene during the first nine months of 2009. We expect revenue from external programs to continue to vary from quarter to quarter due to the nature, timing and specific requirements for these development activities. In July 2010 we regained the U.S. commercialization rights to ATryn® and, therefore, we are selling ATryn® directly to end users at market price rather than to Lundbeck at the lower negotiated price in our previous agreement with Lundbeck.

Cost of revenue. The decrease in cost of revenue for the first nine months of 2010 compared to the first nine months of 2009 was primarily a result of a decrease in costs of approximately $241,000 related to the sale of ATryn®. The level of expenses for our external programs will fluctuate from period to period depending upon the stage of development of individual programs as they progress.

Research and development expense. The decrease in research and development expense for the first nine months of 2010 compared to the first nine months of 2009 was primarily due to a decrease of ATryn® related expenses of approximately $4.5 million as well as funding from LFB of approximately $4.4 million in the first nine months of 2010, partially offset by an increase of approximately $342,000 in the costs incurred on the programs in our joint collaboration with LFB.

The research and development expense for the first nine months of 2010 included $4.5 million related to the ATryn® program, a decrease of $4.5 million as compared to $9 million in the first nine months of 2009. Details of ATryn® related expenses for the respective quarters are as follows:

	(dollars in millions) Fiscal nine months ended
	September 30, 2010	September 27, 2009
ATryn® manufacturing expenses	$3.3	$5.8
EMA regulatory process expenses	0.4	0.8
U.S. clinical trial and regulatory expenses	0.8	2.4

Total	$4.5	$9.0

Manufacturing costs include the costs of producing commercial material in excess of the maximum transfer price to Lundbeck, process development and validation costs for the scale up of the ATryn® manufacturing process, costs associated with the establishment of a second fill site, as well as the accrual of manufacturing costs.

During the first nine months of 2010, we incurred approximately $9.4 million of expense on our joint collaboration programs with LFB (FVIIa, FIX, CD20 and AAT), and we also recorded $4.4 million of funding from LFB related to an agreed upon reimbursable portion of our costs incurred in these programs during the first nine months of 2010, which was reflected as a reduction in the program costs in research and development. During the first nine months of 2009, we incurred approximately $4.7 million of expense in support of the programs in our LFB collaboration (FVIIa, FIX, CD20 and AAT) for which we did not receive reimbursement from LFB.

We also incurred approximately $3.7 million of expenses on other research and development programs during the first nine months of 2010 as compared to $7.2 million in the first nine months of 2009. This decrease is primarily due to lower expenses incurred on the AFP and follow-on biologics programs. We cannot estimate the costs to complete our ongoing research and development programs due to significant variability in clinical trial costs and the regulatory approval process.

Selling, general and administrative expense. The decrease in SG&A from the first nine months of2010 compared to the first nine months of 2009 is primarily a result of lower expenses of approximately $1.5 million related to the LEO Pharma arbitration as well as a decrease of approximately $543,000 in costs associated with being an SEC reporting company, which were partially offset by an increase of approximately $653,000 in consulting costs related to our financing and partnering efforts.

Other income. Other income in the first nine months of 2010 is primarily due to the $3.8 million gain as a result of the determination by the ICC that we validly terminated our collaboration agreement with LEO Pharma. Other income in the third quarter of 2009 was primarily due to non-cash other income as a result of the change in the fair value of the derivative and warrants associated with the July 2009 LFB redeemable convertible preferred stock financing.

Accretion on redeemable convertible preferred stock. During the first nine months of 2009 we recorded $144,000 of accretion associated with the July 2009 LFB redeemable convertible preferred stock financing.

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

We use our cash primarily to pay salaries, wages and benefits, facility and facility-related costs of office, farm and laboratory space and other outside direct costs such as manufacturing and clinical trial expenses. During the first nine months of 2010 we had a net decrease in cash and marketable securities of $1.1 million, which reflects $14.8 million used in operations, $320,000 for purchases of property, plant and equipment and $93,000 used to pay down debt, net of $14 million of funding from LFB related to our issuance to LFB of two secured notes.

Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. We have incurred losses from operations and negative operating cash flow in the third quarter of 2010 and since inception, and we had an accumulated deficit of approximately $333 million at September 30, 2010. The primary sources of additional capital raised in 2009 and the first nine months of 2010 have been equity financings and debt financings. Based on our cash balance as of September 30, 2010, as well as the potential cash receipts primarily from the funding of programs under the LFB collaboration, we anticipate that we have the ability to continue our operations to the middle of December of 2010. We are currently engaged in discussions for potential new partnering arrangements and plan to bring in further financial resources through some combination of partnering transactions, including milestones, contract services, and other debt or equity financings. However, there can be no assurance that we will be able to enter into anticipated partnering arrangements, or raise additional capital, on terms that are acceptable to us, or at all. If no funds are available we would have to sell or liquidate the business. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Additionally, any future equity funding would dilute the ownership percentage of our existing equity investors.

On October 15, 2010, LFB sent a letter to the independent members of our board of directors indicating that LFB’s Board of Directors had approved LFB making an offer to take us private for $0.28 per share. The going private transaction, as proposed by LFB, would be structured as follows: LFB would purchase approximately 61 million shares of our common stock in a private placement for $0.28 per share, or an aggregate purchase price of approximately $17 million. After completion of the proposed private placement and conversion of convertible preferred stock of GTC owned by LFB, LFB would own at least 90% of our outstanding common stock. Following the private placement, LFB would effect a short-form merger in accordance with Massachusetts law cashing out all minority shareholders for $0.28 per share. Once this transaction is completed we would no longer be required to file reports with the Securities and Exchange Commission. Please refer to our Current Report on Form 8-K, filed on October 19, 2010, for further information regarding this offer.

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

Cash Flows used in Operating Activities

Cash used in operating activities decreased by approximately $5.4 million from $20.2 million for the first nine months of 2009 to $14.8 million in the first nine months of 2010. The decrease is primarily a result of $4.4 million of cost reimbursement from LFB in the first nine months of 2010.

Cash Flows from Investing Activities

There were no significant cash flows provided by or used in investing activities during the first nine months of 2010 and 2009.

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

Our $31.7 million of outstanding long-term debt at September, 2010 includes approximately $13.5 million owed to LFB (net of unamortized discount of approximately $248,000) on the convertible note that we issued to LFB in December 2008, approximately $753,000 owed to LFB (net of an unamortized discount of approximately $89,000) on the convertible note that we issued to LFB in December 2006, approximately $3.4 million owed to LFB on the term debt promissory note that we issued in June 2009, approximately $7 million on the term debt promissory note that was issued in February 2010 and approximately $7 million on the convertible note that was issued in June 2010. Of the $31.7 million, approximately $26,000 was classified as current, which reflects the amount due through September 2011 on the capital leases.

COMMITMENTS AND CONTINGENCIES

Our commitments and contingencies are disclosed in Note 6 in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. We have reviewed the commitments and contingencies at September 30, 2010 and noted that there were no material changes or additions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk since January 3, 2010. Our market risk disclosures are discussed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 under the heading Item 7A — “Quantitative and Qualitative Disclosures About Market Risk.”

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

In connection with our collaboration with LEO Pharma, we initiated International Chamber of Commerce (ICC) arbitration proceedings in the fourth quarter of 2008 and asked the tribunal to determine that LEO was not legally entitled to exercise its contractual remedies on termination for alleged cause and that we were entitled to damages with respect to LEO’s actions. In July 2010, the tribunal in the ICC proceedings issued its final, non-appealable award, finding that we had validly terminated our collaboration agreement with LEO Pharma in March 2009 and awarding us a total of approximately $4 million in damages and costs, which were paid by LEO in July 2010. In addition, LEO has turned over to us all data related to the Phase II trial that LEO was conducting in patients with disseminated intravascular coagulation (DIC) and that was terminated before the planned completion of the trial. All of LEO Pharma’s counterclaims in the arbitration were rejected.

BioProtein Technologies Company, a French corporation, brought a legal action against LFB and GTC in France on a breach of contract claim regarding a contract between BioProtein and LFB. LFB is the principal defendant, but we were joined in the lawsuit based on the allegations by BioProtein that we tortiously interfered with an existing contract between LFB and BioProtein. The total claim against both parties is for 31 million euros. We have retained counsel in France, and we will vigorously defend ourselves. However, pursuant to our Joint Commercialization and Development Agreement with LFB, LFB has agreed to fully indemnify us with respect to any legal fees and damages arising from this lawsuit. On October 14, 2010, we were informed that the Paris civil court has rejected BioProtein’s initial disclosure request with respect to a contract appending between us and LFB. In that case, BioProtein has been ordered to pay € 2,000 to us and € 5,000 to LFB in order to reimburse a portion of the expenses associated with this procedure. The next hearings on this case are expected to take place late in 2010.

We are not party to any other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 6.	EXHIBITS.

EXHIBIT INDEX

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 26, 2009. Filed at Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on May 27, 2009 and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization of GTC Biotherapeutics, Inc., filed with the Secretary of the Commonwealth of Massachusetts on July 30, 2009. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on July 31, 2009 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

10.1	Amended and Restated Lease Agreement, dated as of September 28, 2010, by and between the Company and NDNE 9/90 Corporate Center, LLC. Filed herewith.

10.2	Services and Access Agreement, dated as of September 27, 2010, by and between the Company and PP Manufacturing Corporation. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2010	GTC BIOTHERAPEUTICS, INC.

	By:	/S/ WILLIAM K. HEIDEN
William K. Heiden
Chairman, Chief Executive Officer, President and Principal Executive Officer

EXHIBIT INDEX

Exhibit	Description

3.1.1	Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 8, 2009. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 (File No. 0-21794) and incorporated herein by reference.

3.1.2	Articles of Amendment to the Restated Articles of Organization of the Company filed with the Secretary of the Commonwealth of Massachusetts on May 26, 2009. Filed at Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on May 27, 2009 and incorporated herein by reference.

3.1.3	Articles of Amendment to the Restated Articles of Organization of GTC Biotherapeutics, Inc., filed with the Secretary of the Commonwealth of Massachusetts on July 30, 2009. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-21794) on July 31, 2009 and incorporated herein by reference.

3.2	By-Laws of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 1999 (File No. 0-21794) and incorporated herein by reference.

10.1	Amended and Restated Lease Agreement, dated as of September 28, 2010, by and between the Company and NDNE 9/90 Corporate Center, LLC. Filed herewith.

10.2	Services and Access Agreement, dated as of September 27, 2010, by and between the Company and PP Manufacturing Corporation. Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Rule 13a-14(a).

32	Certifications pursuant to 18 U.S.C. Section 1350.